Form 10-Q
period 2000-03-31
EDIETS COM INC
filed 2000-06-15
CIK 1094058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________.

                         Commission File Number 0-30559

                                eDiets.com, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   65-0687110
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                           3467 W. Hillsboro Boulevard
                         Deerfield Beach, Florida 33342
                    (Address of principal executive offices)

                                 (954) 360-9022
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

At June 12, 2000, there were 13,549,981 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                 INDEX TO ITEMS
                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of March 31, 2000           3

         Condensed Consolidated Statements of Income - Three months
         ended March 31, 2000 and 1999                                       4

         Condensed Consolidated Statements of Cash Flows - Three months
         ended March 31, 2000 and 1999                                       5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signature Page                                                               11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                 (In thousands)
                                   (Unaudited)

                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 3,950
     Accounts receivable, net                                             210
     Prepaid advertising costs                                          1,841
     Prepaid expenses and other current assets                            151
                                                                      -------
Total current assets                                                    6,152

Restricted cash                                                            19
Property and equipment, net                                               751
                                                                      -------
Total assets                                                          $ 6,922
                                                                      =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $   612
     Accrued liabilities                                                  774
     Current portion of capital lease obligations                          61
     Deferred revenue                                                     825
                                                                      -------
Total current liabilities                                               2,272

Capital lease obligations, net of current portion                         141

STOCKHOLDERS' EQUITY:
     Common stock                                                          13
     Additional paid-in capital                                         7,130
     Accumulated deficit                                               (2,634)
                                                                      -------
Total stockholders' equity                                              4,509
                                                                      -------
Total liabilities and stockholders' equity                            $ 6,922
                                                                      =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                EDIETS.COM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                           THREE MONTHS ENDED MARCH 31,
                                              ---------------------
                                                2000         1999
                                              --------     --------
REVENUE                                       $  1,134     $    198

COSTS AND EXPENSES:
   Cost of revenue                                 283           30
   Product development                              43           23
   Sales and marketing                           1,450          188
   General and administrative                      618          153
   Depreciation and amortization                    58           27
                                              --------     --------
Total costs and expenses                         2,452          421
                                              --------     --------
Loss from operations                            (1,318)        (223)
Other income, net                                   74           --
                                              --------     --------
        Net loss                              $ (1,244)    $   (223)
                                              ========     ========
LOSS PER COMMON SHARE - BASIC AND DILUTED     $  (0.10)    $  (0.03)
                                              ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      12,645        7,814
                                              ========     ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2000        1999
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,244)    $  (223)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                58          27
   Provision for bad debt                                       14          --
   Non-cash compensation                                        57          52
   Changes in operating assets and liabilities:
       Accounts receivable                                    (115)         18
       Prepaid expenses and other current assets            (1,597)        (65)
       Accounts payable and accrued liabilities                561          17
       Deferred revenue                                        372         273
                                                           -------     -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (1,894)         99

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases property and equipment                              (260)        (40)
                                                           -------     -------
NET CASH USED IN INVESTING ACTIVITY                           (260)        (40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                                (169)         --
Repayment from shareholder                                      --           7
Repayment of capital lease obligations                         (10)         --
                                                           -------     -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (179)          7
                                                           -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (2,333)         66

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               6,283          44
                                                           -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 3,950     $   110
                                                           =======     =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
      Equipment acquired under capital leases              $    55     $    --
                                                           =======     =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDIETS.COM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1.  NATURE OF OPERATIONS

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing an Internet-based diet and nutrition program. In addition to a personalized and regularly updated plan, subscribers to the Company's program can also purchase related items and attend online motivational meetings. The Company markets its program primarily through advertising and other promotional arrangements on the World Wide Web.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form SB-2.

All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements.

Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Advertising production costs which benefit periods within the fiscal year beyond the interim period in which the expenditure is incurred are deferred and amortized over the interim periods benefited.

3.  LOSS PER SHARE AMOUNTS

Loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). These options and warrants have not been included in the computation of diluted earnings per share because such instruments would have been antidilutive for all periods presented.

4.  SUBSEQUENT EVENTS

In connection with the Company's 1999 Private Placement, the Company agreed to issue to investors in the Private Placement an aggregate of 904,688 shares of common stock in the event that the Registration Statement on Form SB-2 had not become effective and its common stock listed for trading on the Nasdaq Small Cap Market by May 17, 2000. The Company issued those shares in June 2000 since the common stock was not yet listed on the Nasdaq Small Cap Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made herein that use the words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties which could cause the actual results, performance or achievements of the Company to be materially different from those which may be expressed or implied by such statements. These risks and uncertainties include, among others, changes in general economic and business conditions, changes in product acceptance by consumers, effectiveness of sales and marketing efforts, loss of market share and pressure on prices resulting from competition, and inability to obtain sufficient financing. For additional information regarding these and other risks and uncertainties associated with eDiets.com business, reference is made to the prospectus in the Registration Statement on Form SB-2 and other reports filed from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OUR BUSINESS

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program that is unique to each individual and then deliver it directly to the individual's home or office via the Internet.

We also publish NEWS@eDIETS.COM, a newsletter that is an online diet information resource. We currently email our newsletter twice a week to a community of over
1.4 million subscribers who have completed our questionnaire, received a personal profile and have provided us with an email address. Our web site also includes our Diet Store where we advertise a variety of health, fitness and nutrition products which our users can purchase from third-party vendors.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                               THREE MONTHS ENDED MARCH 31,
                                                 2000              1999
                                               ----------------------------
         Revenue                                  100%             100%
         Cost of revenue                           25               15
         Product development                        4               12
         Sales and marketing                      128               94
         General and administrative                55               77
         Depreciation and amortization              5               14
         Other income, net                          7                -
         Net loss                                (110)            (112)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO MARCH 31, 1999

Revenue increased 473% to $1,134,000 for the three months ended March 31, 2000 compared to $198,000 for the three months ended March 31, 1999. The increase in revenue was primarily due to increased member subscriptions, which increased 430%, and was primarily the result of the Company's expansion of its online advertising combined with a lower priced membership compared to that of the prior year.

Opt-in email revenue of $111,000, or 10% of total revenue, was recorded in the three months ended March 31, 2000 from the sale of email addresses of visitors to our web site who have authorized us to allow third party solicitations. No opt-in email was recorded in the comparable period in 1999.

Advertising revenue of $46,000, or 4% of total revenue, was recorded in the three months ended March 31, 2000 from the sale of advertising on the Company's web site and is included in total revenues. No advertising revenue was recorded in the comparable period for 1999.

As of March 31, 2000, the Company had deferred revenue of $825,000 relating to membership payments for which services had not yet been provided.

Cost of revenues consist primarily of Internet access and service charges, revenue sharing costs, and salary payments to the Company's nutritional staff. Cost of revenues increased to $283,000 or 25% of revenues for the three months ended March 31, 2000 from $30,000 or 15% of revenues for the three months ended March 31, 1999. The dollar increase was primarily attributable to increased revenue sharing costs and additional personnel costs incurred for the Company's nutritional staff.

Product development costs consist primarily of salary payments to the Company's development staff and related expenditures for technology, and software development. Product development expenses increased to $43,000 or 4% of revenues for the three months ended March 31, 2000 from $23,000 or 12% of revenues for the three months ended March 31, 1999. The dollar increase was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout the Company's web site.

Sales and marketing expenses consist primarily of Internet advertising expenses and are generally incurred prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased to $1,450,000 or 128% of revenues, for the three months ended March 31, 2000 from $188,000 or 94% of revenues for the three months ended March 31, 1999. The increase in sales and marketing expenses was primarily due to the Company's more aggressive advertising placements with major Internet portals, including American Online, Yahoo and iVillage. At March 31, 2000, the Company had approximately $1,841,000 of prepaid advertising primarily representing future radio and print communication costs.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $618,000 or 55% of revenues, for the three months ended March 31, 2000, from $153,000 or 77% of revenues for the three months ended March 31, 1999. The dollar increase was primarily due to the increases in personnel costs and general overhead.

Depreciation and amortization expenses increased to $58,000 or 5% of revenues, for the three months ended March 31, 2000, from $27,000 or 14% of revenues, for the three months ended March 31, 1999. The dollar increase was primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same period in the prior year.

Other income, net, which consist primarily of interest income, increased to $74,000 in the current quarter from $0 in the prior year's comparable quarter. The increase was primarily due to the investment of proceeds raised in the fourth quarter of 1999 in connection with the Company's private placement financing.

As a result of the factors discussed above, the Company's net loss increased to $1,244,000 for the three months ended March 31, 2000 compared to $223,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $3,950,000. For the three months ended March 31, 2000, cash used in operating activities was $1,894,000 and was primarily due to an increase in prepaid advertising costs. Net cash used in investing activities was $260,000 and was used for purchases of computer equipment. Net cash used in financing activities was $179,000 and consisted primarily of costs incurred in connection with the Company's private placement offering. Issuance costs have been treated as a reduction of proceeds from the transaction and charged directly to equity.

As of March 31, 2000, the Company had no commitments for capital expenditures. Management believes that cash and cash equivalents will be sufficient to fund its working capital for at least the next twelve months. However, the Company expects to continue to incur significant operating losses for at least the next 12 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively and was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." The Company will adopt SFAS 133 beginning January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule

(b) During the three months ended March 31, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    eDiets.com, Inc.

                                    /s/ DAVID R. HUMBLE
                                    --------------------------------
                                    DAVID R. HUMBLE
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                     /s/ ROBERT T. HAMILTON
                                     -------------------------------
                                     ROBERT T. HAMILTON
                                     Chief Financial Officer
                                     (Principal Financial Officer)


DATE: June 15, 2000

                                 EXHIBIT INDEX

  EXHIBIT           DESCRIPTION
  -------           -----------
    27              Financial Data Schedule