Form 10QSB
period 2000-06-30
EDIETS COM INC
filed 2000-08-09
CIK 1094058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

At August 4, 2000, there were 13,553,109 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                                 Index to Items

                                                                            Page
                                                                            ----
Part I -  Financial Information
-------------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet as of June 30, 2000            3

          Condensed Consolidated Statements of Operations - Three months
          and six months ended June 30, 2000 and 1999                         4

          Condensed Consolidated Statements of Cash Flows - Six months
          ended June 30, 2000 and 1999                                        5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Part II - Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                    11

Signature Page                                                                12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                 (In thousands)
                                   (Unaudited)

                            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $ 2,599
     Accounts receivable, net                              253
     Prepaid advertising costs                             872
     Prepaid expenses and other current assets             157
                                                       -------
Total current assets                                     3,881

Restricted cash                                             19
Property and equipment, net                                753
                                                       -------
Total assets                                           $ 4,653
                                                       =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $   804
     Accrued liabilities                                 1,090
     Current portion of capital lease obligations           63
     Deferred revenue                                    1,321
                                                       -------
Total current liabilities                                3,278

Capital lease obligations, net of current portion          125

STOCKHOLDERS' EQUITY:
     Common stock                                           14
     Additional paid-in capital                          7,171
     Unearned compensation                                 (23)
     Accumulated deficit                                (5,912)
                                                       -------
Total stockholders' equity                               1,250
                                                       -------
Total liabilities and stockholders' equity             $ 4,653
                                                       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                  June 30,
                                             ---------------------     ---------------------
                                               2000         1999         2000         1999
                                             --------     --------     --------     --------
REVENUE                                      $  2,266     $    438     $  3,400     $    636

COSTS AND EXPENSES:
   Cost of revenue                                 87          124          194          154
   Product development                             65           22          108           45
   Sales and marketing                          4,569          235        6,150          423
   General and administrative                     779          122        1,442          275
   Depreciation and amortization                   82           27          140           54
                                             --------     --------     --------     --------
Total costs and expenses                        5,582          530        8,034          951
                                             --------     --------     --------     --------
Loss from operations                           (3,316)         (92)      (4,634)        (315)
Other income, net                                  37           --          111           --
                                             --------     --------     --------     --------
        Net loss                             $ (3,279)    $    (92)    $ (4,523)    $   (315)
                                             ========     ========     ========     ========
LOSS PER COMMON SHARE - BASIC AND DILUTED    $  (0.25)    $  (0.01)    $  (0.35)    $  (0.04)
                                             ========     ========     ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     13,094        7,814       12,870        7,814
                                             ========     ========     ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                          -------------------
                                                            2000        1999
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(4,523)    $  (315)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                              140          54
   Provision for bad debt                                      34          --
   Non-cash compensation                                      121         149
   Changes in operating assets and liabilities:
       Accounts receivable                                   (179)          4
       Prepaid expenses and other current assets             (635)        (38)
       Accounts payable and accrued liabilities             1,029         (19)
       Deferred revenue                                       868         372
                                                          -------     -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (3,145)        207

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases property and equipment                             (343)        (93)
                                                          -------     -------
NET CASH USED IN INVESTING ACTIVITY                          (343)        (93)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                               (173)        (16)
Repayment from shareholder                                     --         (53)
Repayment of capital lease obligations                        (23)         --
                                                          -------     -------
NET CASH USED IN FINANCING ACTIVITIES                        (196)        (69)
                                                          -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,684)         45

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              6,283          44
                                                          -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,599     $    89
                                                          =======     =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
      Equipment acquired under capital leases             $    55     $    --
                                                          =======     =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EDIETS.COM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

Certain reclassifications have been made for consistent presentation.

Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

4.  Stockholders' Equity

In connection with a private placement financing in the fourth quarter of 1999, the Company agreed to issue to investors in the private placement an aggregate of 907,813 shares of common stock in the event that the Company's Registration Statement on Form SB-2 had not become effective and its common stock listed for trading on the Nasdaq Small Cap Market by May 17, 2000. The Company issued those shares in June 2000 since the common stock was not yet listed on the Nasdaq Small Cap Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made herein that use the words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties which could cause the actual results, performance or achievements of the Company to be materially different from those which may be expressed or implied by such statements. These risks and uncertainties include, among others, changes in general economic and business conditions, changes in product acceptance by consumers, effectiveness of sales and marketing efforts, loss of market share and pressure on prices resulting from competition, and inability to obtain sufficient financing. For additional information regarding these and other risks and uncertainties associated with eDiets.com business, reference is made to the prospectus in the Company's Registration Statement on Form SB-2 and other reports filed from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OUR BUSINESS

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program that is unique to each individual and then deliver it directly to the individual's home or office via the Internet.

We also publish news@eDiets.com, a newsletter that is an online diet information resource. We currently email our newsletter twice a week to a community of over
2.3 million subscribers who have completed our questionnaire, received a personal profile and have provided us with an email address. Our web site also includes our Diet Store where we advertise a variety of health, fitness and nutrition products which our users can purchase from third-party vendors.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                ---------------------   ---------------------
                                   2000        1999        2000        1999
                                ---------------------   ---------------------
Revenue                              100%        100%        100%        100%
Cost of revenue                        4          28           6          24
Product development                    3           5           3           7
Sales and marketing                  202          53         181          67
General and administrative            34          29          42          44
Depreciation and amortization          4           6           4           8
Other income, net                      2           -           3           -
Net loss                            (145)        (21)       (133)        (50)

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

Revenue increased 417% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and 435% to $3,400,000 for the six months ended June 30, 2000 compared to $636,000 for the same period in 1999. The increase in revenue for the three and six months ended June 30, 2000 was primarily due to increased member subscriptions, which increased 740% and 625%, respectively, and was principally the result of the Company's expansion of its online and offline advertising combined with a lower priced membership compared to that of the prior year.

Opt-in email revenue of $157,000 and $268,000 was recorded in the three and six months ended June 30, 2000, respectively, from the sale of email addresses of visitors to our web site who have authorized us to allow third party solicitations. No opt-in email was recorded in the comparable period in 1999.

Advertising revenue of $30,000 and $76,000 was recorded in the three and six months ended June 30, 2000, respectively, from the sale of advertising on the Company's web site and is included in total revenues. No advertising revenue was recorded in the comparable period for 1999.

As of June 30, 2000, the Company had deferred revenue of $1,321,000 relating to membership payments for which services had not yet been provided.

Cost of revenue consist primarily of Internet access and service charges, revenue sharing costs, and salary payments to the Company's nutritional staff. The dollar increase for the six months ended June 30, 2000 as compared to the corresponding period in the prior year was primarily attributable to increased revenue sharing costs and additional personnel costs incurred for the Company's nutritional staff. The dollar decrease for the three months ended June 30, 2000 as compared to the corresponding period in the prior year was primarily due to compensation expense related to options granted to nutritional staff employees at prices less than fair market value during the second quarter of 1999.

Product development costs consist primarily of salary payments to the Company's development staff and related expenditures for technology, and software development. Product development expenses dollar increases for the three and six months ended June 30, 2000, as compared to the same periods in the prior year, were primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout the Company's web site.

Sales and marketing expenses consist primarily of internet and offline advertising expenses and are generally incurred prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased by $4,334,000 and $5,727,000 for the three and six months ended June 30, 2000 compared to the same periods in the prior year. The increase in sales and marketing expenses was primarily due to the Company's more aggressive advertising placements with major Internet portals, including American Online, Yahoo, and iVillage and the commencement of an offline advertising campaign. At June 30, 2000, the Company had approximately $460,000 of prepaid advertising with these Internet portals.

Included in sales and marketing costs is $2,244,000, or 49% of total sales and marketing expenses, expended as part of an offline advertising campaign that began in the second quarter. This campaign, which was the first offline advertising campaign for the Company, consisted of radio commercials and print advertisements in magazines targeted to potential members. The results of the offline campaign did not meet the Company's sales expectations as the Company's internal reporting system reflected that only 13% of the new members acquired during the quarter came from offline adverting. As a result of the poor offline advertising campaign performance, the Company has terminated its agreement with its advertising agency and has halted any future offline advertising spending not already committed. In connection with this, the Company has accrued $154,000 for fees that may be required for early termination under the agreement with its advertising agency. At June 30, 2000, the Company had approximately $400,000 of prepaid advertising costs representing future magazine advertisements committed to prior to the termination of the advertising agency. These costs will be expensed in the third quarter.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. The dollar increases for the three and six months ended June 30, 2000 were primarily due to the increases in personnel costs and general overhead.

Depreciation and amortization expenses increases for the three and six months ended June 30, 2000 were primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same periods in the prior year.

Other income, net, which consist primarily of interest income, increased in the current periods due to the investment of proceeds raised in the fourth quarter of 1999 in connection with the Company's private placement financing.

As a result of the factors discussed above, the Company's net loss increased to $3,279,000 and $4,523,000 for the three and six months ended June 30, 2000, respectively, compared to $92,000 and $315,000 in the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $2,599,000. For the six months ended June 30, 2000, cash used in operating activities of $3,145,000 related primarily to a net loss of $4,523,000 offset by a $1,029,000 increase in accounts payable and accrued expenses primarily due to internet and offline advertising costs and an $868,000 increase in deferred revenue due to the increase in subscriptions. Net cash used in investing activities was $343,000 and was used for purchases of computer equipment. Net cash used in financing activities was $196,000 and consisted primarily of costs incurred in connection with the Company's private placement offering and subsequent registration statement filed with the Securities and Exchange Commission. Issuance costs have been treated as a reduction of proceeds from the transaction and charged directly to equity.

As of June 30, 2000, the Company had no commitments for capital expenditures. The Company has online advertising commitments with major Internet portals totaling $15.3 million over the next two years, of which $9.1 million is payable over the next twelve months. Management believes that cash and cash equivalents will be sufficient to fund its working capital for at least the next twelve months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule

(b) During the three months ended June 30, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     eDiets.com, Inc.

                                     /s/  DAVID R. HUMBLE
                                     ----------------------------------
                                     DAVID R. HUMBLE
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ ROBERT T. HAMILTON
                                     ----------------------------------
                                     ROBERT T. HAMILTON
                                     Chief Financial Officer
                                     (Principal Financial Officer)

DATE: August 9, 2000

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule