Form 10QSB
period 2000-09-30
EDIETS COM INC
filed 2000-10-30
CIK 1094058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________.

                         Commission File Number 0-30559

                                eDiets.com, Inc.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               56-0952883
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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

At October 10, 2000, there were 13,553,104 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes   [X] No

                                 Index to Items

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2000        3

         Condensed Consolidated Statements of Operations -
         Three months and nine months ended September 30, 2000 and 1999       4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2000 and 1999                        5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signature Page                                                                11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                 (In thousands)
                                   (Unaudited)

                   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $ 2,422
     Accounts receivable, net                            510
     Prepaid advertising costs                           554
     Prepaid expenses and other current assets            38
                                                     -------
Total current assets                                   3,524

Restricted cash                                           19
Property and equipment, net                              775
                                                     -------
Total assets                                         $ 4,318
                                                     =======

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable                                $ 1,142
     Accrued liabilities                               1,587
     Current portion of capital lease obligations         63
     Deferred revenue                                  1,772
                                                     -------
Total current liabilities                              4,564

Capital lease obligations, net of current portion        110


STOCKHOLDERS' DEFICIT:
     Common stock                                         14
     Additional paid-in capital                        7,115
     Unearned compensation                                (9)
     Accumulated deficit                              (7,476)
                                                     -------
Total stockholders' deficit                             (356)
                                                     -------
Total liabilities and stockholders' deficit          $ 4,318
                                                     =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    ------------------     ------------------
                                     2000        1999       2000        1999
                                    -------     ------     -------     ------
REVENUE                             $ 3,765     $  778     $ 7,165     $1,414

COSTS AND EXPENSES:
  Cost of revenue                       121         82         331        236
  Product development                    56         22         164         67
  Sales and marketing                 4,045        139      10,195        562
  General and administrative          1,047        352       2,473        627
  Depreciation and amortization          84         26         224         80
                                    -------     ------     -------     ------
Total costs and expenses              5,353        621      13,387      1,572
                                    -------     ------     -------     ------
(Loss) income from operations        (1,588)       157      (6,222)      (158)
Other income, net                        23         --         134         --
                                    -------     ------     -------     ------
    Net (loss) income               $(1,565)    $  157     $(6,088)    $ (158)
                                    =======     ======     =======     ======

(LOSS) INCOME PER COMMON SHARE-
BASIC AND DILUTED                   $ (0.12)    $ 0.02     $ (0.46)    $(0.02)
                                    =======     ======     =======     ======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
  BASIC                              13,553      7,814      13,101      7,814
                                    =======     ======     =======     ======

  DILUTED                            13,553      8,471      13,101      7,814
                                    =======     ======     =======     ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                       2000      1999
                                                      -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $(6,088)  $  (158)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                          224        80
   Provision for bad debt                                 151        --
   Non-cash compensation                                  185       245
   Changes in operating assets and liabilities:
       Accounts receivable                               (534)      (37)
       Prepaid expenses and other current assets         (291)      (21)
       Accounts payable and accrued liabilities         1,808       169
       Deferred revenue                                 1,319       330
                                                      -------   -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (3,226)      608

CASH FLOWS FROM INVESTING ACTIVITY:

Purchases property and equipment                         (449)     (163)
                                                      -------   -------
NET CASH USED IN INVESTING ACTIVITY                      (449)     (163)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance costs of common stock                           (147)     (256)
Repayment from shareholder                                 --      (107)
Repayment of capital lease obligations                    (39)       --
                                                      -------   -------
NET CASH USED IN FINANCING ACTIVITIES                    (186)     (363)
                                                      -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (3,861)       82
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          6,283        44
                                                      -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 2,422   $   126
                                                      =======   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Equipment acquired under capital leases           $    55   $    --
                                                      =======   =======
    Receivable from stockholder charged to equity     $    93   $    --
                                                      =======   =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EDIETS.COM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

3.  Income (Loss) Per Share Amounts

Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Diluted income per common share for the three months ended September 30, 1999 reflect the weighted-average effect of common equivalent shares outstanding during the period. Common equivalents outstanding have not been included in the computation of diluted loss per share for all other periods reported, as their effect is anti-dilutive.

4.  Stockholders' Deficit

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

During the third quarter of 2000, the Company forgave a note receivable from the majority shareholder of approximately $93,000. The forgiveness of the note, which represented advances made to the shareholder in 1999, has been charged to additional paid-in capital.

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

We also publish news@eDiets.com, a newsletter that is an online diet information resource. We currently email our newsletter twice a week to a community of over
2.9 million subscribers who have completed our questionnaire, received a personal profile and have provided us with an email address. Our web site also includes our Diet Store where we advertise a variety of health, fitness and nutrition products which our users can purchase from third-party vendors.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                        -------------------  -----------------
                                         2000        1999     2000        1999
                                         ----        ----     ----        ----
         Revenue                          100%        100%     100%        100%
         Cost of revenue                    3          11        5          17
         Product development                1           3        2           5
         Sales and marketing              107          18      142          40
         General and administrative        29          45       35          43
         Depreciation and amortization      2           3        3           6
         Other income, net                  *          --        2          --
         Net (loss) income                (42)         20      (85)        (11)

------------
* less than 1%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue increased 384% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and 407% to $7,165,000 for the nine months ended September 30, 2000 compared to $1,414,000 for the same period in 1999. The increase in revenue for the three and nine months ended September 30, 2000 was primarily due to increased member subscriptions, which increased 760% and 661%, respectively, and was principally the result of the Company's expansion of its online and offline advertising combined with a lower priced membership compared to that of the prior year. At September 30, 2000 the Company had approximately 150,000 paying members.

Opt-in email revenue of $6,000 and $274,000 was recorded in the three and nine months ended September 30, 2000, respectively, from the sale of email addresses of visitors to our web site who have authorized us to allow third party solicitations and is included in total revenues. In the third quarter the Company switched third party email management services providers and minimal opt-in email revenue was recorded during this transition period. The Company expects to increase levels of opt-in email revenue in the fourth quarter. No opt-in email was recorded in the comparable periods of 1999.

Advertising revenue of $371,000 and $447,000 was recorded in the three and nine months ended September 30, 2000, respectively, from the sale of advertising on the Company's web site and is included in total revenues. No advertising revenue was recorded in the comparable periods of 1999.

As of September 30, 2000, the Company had deferred revenue of $1,772,000 relating to membership payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, revenue sharing costs, and salary payments to the Company's nutritional staff. The dollar increase for the three and nine months ended September 30, 2000 as compared to the corresponding periods in the prior year was primarily attributable to increased revenue sharing costs and additional personnel costs incurred for the Company's nutritional staff.

Product development costs consist primarily of salary payments to the Company's development staff and related expenditures for technology, and software development. The dollar increase for the three and nine months ended September 30, 2000 as compared to the same periods in the prior year were primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout the Company's web site.

Sales and marketing expenses consist primarily of Internet and offline advertising expenses and are generally incurred prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased by $3,906,000 and $9,633,000 for the three and nine months ended September 30, 2000, respectively, compared to the same periods in the prior year. The increase in sales and marketing expenses was primarily due to the Company's more aggressive advertising placements with major Internet portals, including American Online, Yahoo, iVillage and Women.com and an offline advertising campaign that ran during the second quarter and part of the third quarter. At September 30, 2000, the Company had approximately $554,000 of prepaid advertising with these Internet portals. Online advertising expense in the fourth quarter is expected to be less than the costs incurred in the third quarter as the Company terminates certain advertising agreements that have proved to be ineffective. An increase in online advertising is anticipated during the first quarter of 2001.

Included in sales and marketing costs for the three months ended September 30, 2000 is $486,000 expended as part of a $3.0 million offline advertising campaign that began in the second quarter. This campaign, which was the first offline advertising campaign for the Company, consisted of radio commercials and print advertisements in magazines targeted to potential members. New members from the campaign were less than expected and as a result the Company terminated its agreement with its advertising agency and halted any future offline advertising spending not already committed. The Company does not anticipate incurring any costs for offline advertising in the fourth quarter.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. Included in the general and administrative expenses during the three months ended September 30, 2000 is a $120,000 charge related to uncollected email revenue from the Company's previous third-party email management services provider. The dollar increases for the three and nine months ended September 30, 2000 were primarily due to the increases in personnel costs and general overhead and the charge discussed above.

Depreciation and amortization expense increases for the three and nine months ended September 30, 2000 were primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same periods in the prior year.

Other income, net, which consists primarily of interest income, increased in the current year periods due to the investment of proceeds raised in the fourth quarter of 1999 in connection with the Company's private placement financing.

As a result of the factors discussed above, the Company's net loss increased to $1,565,000 and $6,088,000 for the three and nine months ended September 30, 2000, respectively, compared to a net income of $157,000 and a net loss of $158,000 in the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $2,422,000. For the nine months ended September 30, 2000, cash used in operating activities of $3,226,000 related primarily to a net loss of $6,088,000 offset by a $1,808,000 increase in accounts payable and accrued expenses primarily due to internet and offline advertising costs and a $1,319,000 increase in deferred revenue due to the increase in member subscriptions. Net cash used in investing activities was $449,000 and was used for purchases of computer equipment. Net cash used in financing activities was $186,000 and consisted primarily of costs incurred in connection with the Company's private placement offering and subsequent registration statement filed with the Securities and Exchange Commission. Issuance costs have been treated as a reduction of proceeds from the transaction and charged directly to equity.

As of September 30, 2000, the Company had no commitments for capital expenditures. The Company has online advertising commitments with major Internet portals totaling approximately $10 million over the next two years, of which approximately $6.3 million is payable over the next twelve months. Management believes that cash and cash equivalents and cash generated from operations will be sufficient to fund its working capital for at least the next twelve months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) 10.1 Employment Agreement dated August 21, 2000 between the Company and David S. Schofield

    10.2 Amendment No. 1 to eDiets.com, Inc. Stock Option Plan, dated August 9, 2000

    10.3 Amendment No. 2 to eDiets.com, Inc. Stock Option Plan dated September 18, 2000

    10.4    Agreement dated May 22, 2000 between the Company and Women.com

    10.5    Agreement dated July 1, 2000 between the Company and iVillage.com

    Exhibit 27 - Financial Data Schedule

(b) 1. A report on Form 8-K was filed with the Securities and Exchange Commission on July 24, 2000 with respect to:

            Item 5 - Other Events. To disclose the co-branded "Diet Center" with Women.com.

    2. A report on Form 8-K was filed with the Securities and Exchange Commission on September 21, 2000 with respect to:

            Item 5 - Other Events. To disclose David J. Schofield as the new President and CEO.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     eDiets.com, Inc.


                                     /s/ ROBERT T. HAMILTON
                                     ----------------------------
                                     ROBERT T. HAMILTON
                                     Chief Financial Officer
                                     (Principal Financial Officer)

DATE: October 30, 2000

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   10.1 Employment Agreement dated August 21, 2000 between the Company and David S. Schofield

   10.2 Amendment No. 1 to eDiets.com, Inc. Stock Option Plan, dated August 9, 2000

   10.3 Amendment No. 2 to eDiets.com, Inc. Stock Option Plan dated September 18, 2000

   10.4         Agreement dated May 22, 2000 between the Company and Women.com

   10.5 Agreement dated July 1, 2000 between the Company and iVillage.com

   27           Financial Data Schedule