Form 10KSB
period 2000-12-31
EDIETS COM INC
filed 2001-04-02
CIK 1094058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from         to

                        Commission File Number: 0 - 30559

                             -----------------------
                                eDiets.com, Inc.
              (Exact name of small business issuer in its charter)


                  Delaware                                  56-0952883
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)


                           3467 W. Hillsboro Boulevard
                         Deerfield Beach, Florida 33442
                    (Address of principal executive offices)

                                 (954) 360-9022
                (Issuer's telephone number, including area code)

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share

                                ----------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year:  $11,434,000.

The aggregate market value, held by non-affiliates, of shares of the Common Stock as of March 29, 2001, based upon the average of the bid and asked prices for such stock on that date, was approximately $6,522,413.

As of March 29, 2001 there were 13,553,104 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Certain Factors Which May Affect Future Results" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

GENERAL

We are the leading subscription-based online diet and fitness center, with a current base of over 185,000 paying customers and a total online community of over 4.5 million consumers. We were named a Forbes Best of the Web Fitness and Nutrition Website by Forbes Magazine for the Year 2000.

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program, which we call our eDiets program, that is unique to each consumer and then deliver it directly to the consumer's home or office via the Internet. We believe our personalization features, low cost and centralized Internet distribution create a unique competitive advantage in a market where the market leader, Weight Watchers International, operates a decentralized network of brick and mortar storefronts.

We were formed in 1992 to acquire a predecessor company that was formed in 1970. Our original business was the design, manufacture and marketing of top-weight fabrics for use in the production of sportswear, swimwear and activewear. In 1995, we sold substantially all of our operating assets and until November 1999 had not had an operating business.

In November 1999, we acquired eDiets.com, Inc., a Delaware corporation through the merger of a newly created subsidiary into eDiets.com, Inc. Upon the merger, eDiets.com, Inc. became our wholly owned subsidiary and we changed our name to eDiets.com, Inc. We changed our subsidiary's name to eDiets, Inc.

At our Online Diet Center, we offer programs for both women and men. Women currently represent approximately 90% of our customers. To enroll in a program, a consumer completes a questionnaire and their personal profile is automatically generated. We use this profile to create a private Internet diet site for the consumer to access for meal plans and other professional advice and information.

We also publish eDiets News, an online diet information resource. We currently email our newsletter four times a week to a community of over 4.5 million consumers who have completed our questionnaire, received a personal profile and have provided us with an email address.

In January 2001, we launched a personalized exercise and fitness program to supplement our basic diet program. Our fitness module contains personalized workout schedules, complete with animated exercise instruction.

During 2000, our web site had 13.7 million visitors and over 250,000 consumers from over 33 countries purchased subscriptions to our personalized diet program. Based on our internally developed numbers, we believe that our members spend on the average 105 minutes per month on our site and have approximately 114 page-views a month.

In November 2000, we entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market our online weight loss programs in Europe, Australia and New Zealand. Under the terms of our joint venture agreement, we received a 60% interest in the joint venture primarily in return for the license of our international technology rights to the joint venture. The initial international launch occured in the United Kingdom in March 2001.

Our revenues in 2000 were $11,434,000. The majority, or 90.7%, of our revenues came from the sale of our programs. The remaining revenue came from our sale of email addresses of visitors to our web site who have authorized us to allow third party solicitations and from commissions from the sale of third-party vendor products and advertising on our web site.


INDUSTRY OVERVIEW

According to federal clinical guidelines on obesity issued by the National Heart, Lung and Blood Institute, in cooperation with the National Institute of Diabetes and Digestive and Kidney Diseases, approximately 60% of adults in the United States are overweight or obese. Recent studies reported in the Journal of American Medical Association indicate that in excess of $33 billion per year is spent on weight-control products and services.

The weight-management industry consists of commercial weight-loss centers and physician-directed programs. Programs that are provided by physicians using prescription medication serve a relatively small segment of the market and are relatively expensive. Magazines, books, periodicals and public services offer unsupervised programs. The cost of these unsupervised programs range from free to the cost of a book or tape. Supervised programs offered by weight-loss clinics provide personal guidance and supervision, and cost substantially more than the eDiets program. Typically, the cost to the consumers for a program that provides personal guidance similar to the eDiets program ranges from $10-$14 per week, excluding the cost of food. Specialty foods offered by some weight-loss clinics cost approximately $60 per week.

EVOLUTION OF OUR BUSINESS

eDiets was formed in March of 1996.  In 1997:

     o    we completed development of our proprietary software;
     o    conducted a proof-of-concept test;
     o    established price points;
     o    created an Internet direct marketing campaign; and
     o    began to generate revenue.

In January 1998, we became the first company to market a customized fee-based diet program exclusively on the Internet. We tested new site formats, marketing messages and pricing options designed to increase the number of site visitors and improve the ratio of subscribers to site visitors. During this period, we also increased our Internet server and communications network capacity to support a higher level of operations.

In mid-1998, we created eDiets News, our online diet, fitness and nutrition newsletter. During the second half of 1998, we began placing advertisements with several major Internet portals, including several of the America Online web sites, Yahoo and iVillage, to determine the most productive media buys.

In February 1999, we completed development of proprietary software to measure consumer response in real time to marketing, pricing and other elements of a direct marketing campaign. This software uses certain elements of an in-store marketing system. David Humble, our founder and Chief Executive Officer, has filed a patent application covering this system and licensed the rights to the invention covered by the patent application to us for use in the scope of our current business. Our system has allowed us to significantly improve the yield on advertising expenditures.

In November and December 1999, we completed a private placement financing raising approximately $6 million of net proceeds. Primarily utilizing proceeds from the financing, we significantly increased our advertising placements with several major Internet portals in 2000. With the significant growth in our paying members and our total online community, we have become the leading subscription-based online diet and fitness center.

OUR MARKET OPPORTUNITY

We believe consumers are becoming more interested in their general health and appearance today. We see a growing trend towards natural solutions for nutritional well-being and, accordingly, the potential to increase sales of our current and future nutritional programs, products and services. We also believe that many consumers find the conventional diet center experience to be inconvenient and costly because of factors such as:

     o    lack of privacy;
     o    travel time to the diet center;
     o    special food requirements; and
     o    scheduling demands.

We created our online nutrition management center and personalized diet programs to provide consumers with a convenient and productive experience in a private and accessible online environment. The Internet provides a unique opportunity for us to deliver our programs and services faster, more conveniently and at less cost than Weight Watchers International, Jenny Craig, Inc. and our other offline competitors. The key components of our solution include:

     o PERSONALIZATION. Consumers benefit from a diet program that is personalized. Our system generates a custom diet for individuals based on their individual characteristics, needs, likes and goals. Our program allows the individual to make modifications and provides a way for the individual to communicate their progress so that their program can be updated periodically.

     o CONVENIENCE. Our Online Diet Center and customer service is available to consumers 24 hours a day, 7 days a week, from their home or office. It provides a range of services that is comparable to conventional offline centers that have limited hours of operation and require travel to and from their centers.

     o PRIVACY. Diet and weight-loss can be a sensitive subject that often requires frank discussions regarding solutions. Our online meetings and bulletin boards allow members to choose the option of being anonymous. This leads to more open and productive discussions between members and our staff, and within the eDiets community.

OUR STRATEGY

We believe there is an established need for conventional weight management services internationally. Our primary positioning objective is to establish personalization as a new and essential component of this service in the mind of the consumer, and to identify eDiets as the originator of the concept. In addition, we intend to establish nutrition management as a new online category that includes not only consumers interested in weight management, but also those interested in fitness, healthy living and the aging process. We also intend to establish eDiets as a vertical Internet portal for diets and the leading online provider of personalized nutrition management services. The key elements of our strategy to reach these objectives include:

          o FOCUS ON ONLINE MARKETING AND DISTRIBUTION. Our primary advantage in the market is the economics of the Internet, including the relative low cost of customer acquisition, program distribution and customer communications compared to offline weight management programs. We plan to accelerate the online marketing of our current offerings and add additional programs, services and products to become the primary online destination for personalized diet-related advice, information and products.

          o REACH MORE CONSUMERS. We believe the growth of the Internet will provide us with opportunities to expand our marketing and reach consumers in markets, such as:

                   - medical offices;
                   - fitness centers;
                   - company intranets;
                   - nutrition stores; and
                   - related outlets at the retail level.

          o PROMOTE REPEAT PURCHASES. We recognize the value of an acquired customer. Therefore we plan to implement long-term nutritional management programs to encourage the continued participation of eDiets members.

          o EMPLOY NEW TECHNOLOGIES. As Internet streaming audio and video become mainstream, we will seek to utilize these technologies to feature recognized personalities to broadcast their advice, information and motivational messages to our customer base.

          o EXPAND OUR BUSINESS INTERNATIONALLY. Through our joint venture with Unislim Ireland, Limited we plan to expand our business internationally, first in Ireland and the United Kingdom and then throughout Europe, Australia and New Zealand.

THE EDIETS PROGRAM

Our eDiets program is a customized diet program based on a profile provided by the user utilizing our proprietary software. To create an eDiets program for the user, the software system analyzes personal goals, food preferences and lifestyle, with nutrition content. It then creates a program that varies by individual and by changes in the individual's needs. The personalization feature eases the transition from the individual's current diet to the eDiets diet, because it includes familiar food groups and is in a format that fits the individual's lifestyle. The program includes a list of the "100 Best Supermarket Products", a personalized supermarket shopping list and weekly email tips, advice and information.

To begin the program, consumers answer a series of profile questions and select a food plan. The program offers three different food plans:

          o    A convenience food plan, comprised of pre-packaged food products;

          o A recipe plan, which primarily contains food recommendations requiring preparation; or

          o    A combination convenience and recipe food preparation format.

This information forms the individual's personal profile. Most customers use a credit card on our secure server to subscribe, while a limited number choose to subscribe by phone or fax and pay by check. Their first week's program is delivered immediately after their credit card submission or check payment has been received.

Each new member has a personal homepage we call "My eDiets". With their My eDiets custom page, members can visit their site at any time to receive progress reports, access meal plans, shopping lists and hundreds of diet resources.

The current subscription term for the eDiets program is three months, and the cost of the subscription is approximately $40 if paid at the time of the subscription, or $45 if paid over three months. After the three months, members may continue their subscription on a monthly basis at a cost of $10 per month. Members have unlimited access to services during this period. We also offer a one-year subscription program at the cost of $75 paid at the time of the subscription. We continually evaluate the cost of our program and expect price changes in the future.

Members are encouraged to attend regular online motivation meetings and have access to chat rooms where they can receive community support 24 hours a day, seven days a week. They receive guidance, have the opportunity to ask questions and learn from others with the same goals. We believe that the online meetings provide a more convenient and private means of sharing ideas and experiences than traveling to conventional weight management storefronts, and attending open meetings with strangers.

The eDiets program consists exclusively of professional advice and information and uses nutrition standards established by the federal government. The program is designed around caloric intake. In our program we only specify foods that can be purchased at the supermarket. We do not recommend or market diet pills or other controversial products.

In January 2001, we launched our new fitness program which we offer to paying subscribers of our weight loss program at an additional fee ranging from $5 - $10 per month. The fitness program contains personalized workout schedules with animated exercise instruction. We believe that with the addition of the fitness module, we will be able to attract more male subscribers who are generally interested in exercise and fitness in addition to dieting programs.

MARKETING AND PROMOTION

Our marketing plan to generate traffic to our web site and attract customers consists of:

          o INTERNET ADVERTISING. A majority of our sales are generated from direct response advertising on the Internet. We place advertising banners on several major Internet online portals and sites that target female audiences with health and nutrition interests. We estimate that from 1% to 15% of the consumers who visit the sites on which we advertise on a regular basis, and viewed our advertising banners, responded by "clicking through" to the eDiets site. We have an advertising agreement with America Online, which runs through January 2003. Our agreement with America Online consists of traditional banner advertising as well as the integration of our proprietary co-branded content throughout the America Online network and its affiliated properties. We have entered into an advertising agreement with iVillage which runs through June 2002. We also advertise on other web sites including Women.com, Lifeminders and On-Health.

          o eDIETS NEWS. Our newsletter eDiets News, an online diet, fitness and nutrition resource is offered free to consumers. Currently, eDiets News generates over 15 million page views per month and is mailed to a community of over 4.5 million consumers who have completed our questionnaire, received a personal profile and provided us with an email address. The newsletter is delivered four times a week to each subscriber. We obtain information for the newsletter from other Internet medical and health information providers and we write and edit all material. The newsletter also contains reference to certain health and nutrition related web sites of other companies with which we have revenue sharing arrangements.

          o REVENUE SHARING. In December 1998, we signed an agreement with Microsoft's Link-Share, an Internet company that arranges affiliate programs. These affiliate programs allow other Internet sites to offer the eDiets program on their sites in exchange for a specified commission. We also pay an annual fee and a commission for each sale to Link-Share. As of December 31, 2000, we had 16,957 affiliates under the Link-share program. In addition to this affiliate program, we have arrangements with other web sites for the display of the eDiets banner in exchange for a share of the revenue from sale of subscriptions. Among the sites that we currently have revenue sharing arrangements with are Cybergold and ClickTrade.

          o OFFLINE MARKETING CAMPAIGN. In the second quarter of 2000, we commenced an offline marketing campaign. This campaign, which was our first offline advertising campaign, consisted of radio commercials and print advertisements in magazines targeted to potential members. The results of the offline campaign did not meet our sales expectations and as a result we terminated our agreement with the advertising agency and halted any remaining uncommitted offline advertising spending. However, we believe we will utilize some level of offline advertising in 2001.

COMPETITION

We currently compete with several non-Internet weight-loss companies. Our major offline competitors are Weight Watchers International and Jenny Craig, Inc.

We were one of the original marketers of customized fee-based diet programs exclusively online. We believe we can successfully capture market share from the established offline competitors for the following reasons:

          o CENTRAL POINT OF OPERATIONS. We market and distribute our programs from a single facility via the Internet. This is a more efficient system than operating a network of storefronts with fixed costs and staffing.

          o GEOGRAPHIC REACH. Conventional diet centers are typically located in areas where the population is concentrated and their use is limited by many convenience factors. As use of the Internet expands, eDiets will be able to reach more consumers.

          o FRANCHISEES. Most conventional diet center companies have sold territorial rights to their products and services to franchisees, and may face difficulties adopting a direct-to-consumer sales strategy.

We believe that for our major offline competitors the challenge of an Internet entry is their current investment in hard assets, lease commitments and, more importantly, their franchised outlets. An Internet offer could cannibalize sales from existing storefronts, including those of franchisees. At this time, the non-Internet leaders have web sites, but they are limited to providing information, or driving traffic to their conventional storefronts.

We also compete with a number of Internet sites, such as iVillage, Thrive and America Online Health Channel, which provide free health and nutrition information, including diet information. However, these major sites utilize an advertising model and do not currently offer a fee-based program or provide any personalization features.

We know of four other online competitors aggressively marketing an online program with similarities to our program. Cyberdiet.com, has had an Internet presence for approximately three years offering free programs. It had introduced a subscription fee-based diet program comparable to ours, but has recently returned to a free program. In addition, we compete with Nutrisystem.com, an online weight-loss program by NutriSystem, Inc. The NutriSystem program requires the purchase of the NutriSystem pre-packaged product line, which is only available through the Nutrisystem.com web site. There are also two newer companies that have developed personalized, fee-based diet programs, Asimba and Diet Smart. Asimba's program is primarily a personalized fitness program that provides a daily meal plan as well as nutritional information. Asimba recently switched to a subscription-based model diet program. Diet Smart provides a choice of meal plans and is also fee-based. We believe that there are also several additional websites under construction that will offer weight-loss programs that are very similar in design to our program.

Due to the success of our program and the development of other competitive online weight loss programs, we anticipate that the industry leaders can be expected to mount a meaningful form of Internet response. In addition, given the rapid expansion of the Internet, other companies may develop similar programs or health-related sites that compete vigorously with our programs and services. Accordingly, we could experience increasingly intense competition in our marketplace and our business and operations could suffer.


INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

Our success depends on the protection of our original interactive proprietary software and systems and the goodwill associated with our trademarks and other proprietary intellectual property rights. Our interactive personalized diet programs are based on proprietary software that we have developed.

David R. Humble, our founder and Chief Executive Officer, has filed a patent application covering the means of using the Internet to provide an interactive link in a store for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to sales and marketing information. He has granted us a royalty-free exclusive perpetual license to use the aspects of the invention under the patent, if a patent is issued, that relate to our Internet marketing program. We have incorporated limited aspects of this software into our software to measure consumer response in real time to marketing, pricing and other elements of our program. For example, we can measure consumer response to changes in our page format or the attractiveness of various payment options. We can receive real time responses to these modifications and options.

We attempt to protect our intellectual property and proprietary rights through a combination of trademark and copyright law, trade secret protection, and confidentiality agreements with our employees, and marketing and advertising partners. We pursue the registration of our domain names, trademarks and service marks in the United States. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet and there can be no assurance that existing laws provide adequate protection of our proprietary intellectual property or our domain names. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, service marks and similar proprietary rights.

INFRASTRUCTURE OPERATIONS AND TECHNOLOGY

We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our architecture currently consists of an array of Dell Power Edge Servers running the Microsoft Windows NT Server Operating System and Web Server Software from Microsoft and Allaire. The servers are located in a secure third-party web hosting facility in Herndon, Virginia. This facility provides us with:

          o    ready access to increased network bandwidth;

          o    improved redundancy and disaster recovery;

          o    24-hour onsite management and support; and

          o    the security and protection of a reliable data center.

Although this facility provides us with increased security and reliability, we can't assure you that there will be no interruption in service. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers, and harm to our reputation.

GOVERNMENT REGULATION

There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to:

          o liability for information retrieved from or transmitted over the Internet;
          o    online content regulation;
          o    visitor privacy; and
          o    taxation and quality of products and services.

Moreover, the applicability to the Internet of existing laws governing issues such as:

          o    intellectual property ownership and infringement;
          o    copyright;
          o    trademark;
          o    trade secret;
          o    obscenity;
          o    libel;
          o    employment; and
          o    personal privacy

is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws may have an adverse effect on our business.


LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEB SITE AND FROM THE INTERNET

Content may be accessed on our web site and this content may be downloaded by visitors and subsequently transmitted to others over the Internet. This could result in claims against us based on a variety of theories, including negligence, copyright or trademark infringement. We could also be exposed to liability with respect to third-party content that may be posted by visitors in our chat rooms or bulletin boards. It is also possible that if any information contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information. In addition, we may be subject to claims alleging that, by directly or indirectly providing links to other web sites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective web sites. The Communications Decency Act of 1996 provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of Internet services. Our activities may prevent us from being able to take advantage of this safe harbor provision. Any claims brought against us in this respect may have a material and adverse effect on our business.


PRIVACY CONCERNS

The Federal Trade Commission has adopted regulations and guidelines regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors. Such regulations include requirements that companies establish certain procedures to, among other things:

          o give adequate notice to consumers regarding information collection and disclosure practices;

          o provide consumers with the ability to have personally identifiable information deleted from a company's database;

          o provide consumers with access to their personal information and with the ability to rectify inaccurate information;

          o clearly identify affiliations with third parties that may collect information or sponsor activities on a company's web site; and

          o obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

These regulations also include enforcement and redress provisions. We have implemented and intend to continue to implement programs designed to enhance the protection of the privacy of our visitors and comply with these regulations. However, the FTC's regulatory and enforcement efforts may adversely affect our ability to collect personal information from visitors and customers and therefore limit our marketing efforts.


TRADE PRACTICES REGULATIONS

The FTC and certain states regulate advertising and consumer matters such as unfair and deceptive trade practices. The State of Florida, where our corporate offices and operations center are located, regulates certain marketing and disclosure requirements for weight loss providers. In addition, the nature of our interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and continually review our operations to verify compliance, we can't assure you that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we can't give any assurance that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.


REGULATIONS OF OTHER JURISDICTIONS

Due to the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in the United States, the governments of other foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could cause our business to suffer. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We have not qualified to do business as a foreign corporation in any jurisdiction, except Florida. This failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.


EMPLOYEES

As of March 29, 2001, we had 46 employees. We have an arrangement with a third-party professional employer service which provides services, including payroll, human resources benefits and workers compensation administration, for all of our employees. We believe our relationship with our employees is good.


ITEM 2.  PROPERTIES

We currently lease approximately 2,600 square feet of office space in Deerfield Beach, Florida, under a lease expiring on September 30, 2004. The current monthly rental, including lessor leasehold improvements repayment obligation and pro-rated share of common area facilities expenses, is $3,782.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By a written consent dated October 19, 2000, the holders of 8,699,494 share of our common stock, which constituted 64.2% of our issued and outstanding stock, approved the adoption of our 1999 Stock Option Plan.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "EDET." Public trading of the common stock commenced on June 27, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                          LOW BID      HIGH BID
YEAR ENDED DECEMBER 31, 2000:
   Fourth quarter                                          $0.69        $2.00
   Third quarter                                           $1.25        $4.00
   Second quarter (from June 27, 2000)                     $2.00        $4.00


As of March 29, 2001, there were approximately 207 holders of record of the Common Stock.

The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

Additional Shares Issued To Certain Private Placement Investors

In June 2000, we issued 907,813 shares of common stock to investors in our 1999 private placement. The shares were issued pursuant to the terms of the private placement because our common stock had not been listed for trading on the NASDAQ Small Cap Market by May 17, 2000. 531,250 of the shares were registered on our May 2000 registration statement. 376,563 of the shares were not registered. Each recipient of the unregistered shares was an accredited investor that represented to us in connection with their initial subscriptions that they were purchasing the securities for investment and not with a view towards distributions. Accordingly, the issuance of the shares was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.


Option Grants

During fiscal 2000 we granted stock options to 39 employees, 5 directors and 3 consultants under our 1999 Stock Option Plan to purchase an aggregate of 1,458,298 shares at exercise prices ranging from $0.77 to $2.50 per share. The issuance of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act or Rule 701 under the Securities Act. By virtue of their relationship to us, each of the optionees had access to all relevant information about us. In addition, each grant was pursuant to a written compensatory benefit plan or contract relating to compensation as provided under Rule 701.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We were originally formed in 1992 to acquire a predecessor company that was formed in 1970. Our original business was the design, manufacture and marketing of top-weight fabrics for use in the production of sportswear, swimwear and activewear. In 1995, we sold substantially all of our operating assets and until 1999 we did not have an operating business.

In November 1999, we acquired eDiets.com, Inc., a Delaware corporation through the merger of a newly created subsidiary into eDiets.com, Inc. Upon the merger, eDiets.com, Inc. became our wholly-owned subsidiary and we changed our name to eDiets.com, Inc. We changed our subsidiary's name to eDiets, Inc.

eDiets, Inc. was incorporated in March 1996. By the end of 1997, we had:

          o completed development of our original personalized diet program software;
          o    conducted a proof-of-concept test;
          o    established price points;
          o    created an Internet direct marketing campaign; and
          o    begun to generate revenues.

In January 1998, we became the first company to market customized fee-based diet programs exclusively on the Internet.

Thus far, we have derived more than 90% of our revenues from the sale of our customized diet programs. Beginning in the third quarter of 1999, we began to generate some revenues from the sale of email addresses of visitors to our web site who have authorized us to allow third party solicitations. During 1999, we also began to generate advertising revenues in addition to commission revenue from the sale of third-party vendor products advertised on our web site.

During 2000, there has been a significant increase in our business. At the end of the year, we had over 150,000 paying subscribers to our personalized diet program. Our total online community grew to over 3.5 million consumers who have completed our questionnaire, received a personal profile and have provided us with an email address.

We recognize revenues from customer subscriptions to our program on a straight-line basis over the term of the subscription. Our present subscription term is either three or twelve months. We currently offer, and have in the past offered, subscribers various payment options, including periodic payments over the term of the subscription. Because revenues from customer subscription are recognized over the term of the subscription, we may incur the related marketing expenses in a quarterly term prior to the recognition of the corresponding revenue.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of total revenues:

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                                2000                1999
                                          -----------------  -----------------
Revenue                                         100 %               100 %

Cost of revenue                                   5                  18
Product development                               2                   4
Sales and marketing                             111                  48
General and administrative                       28                  45
Depreciation and amortization                     3                   5
Other income, net                                 1                   1
Net loss                                        (48)%               (19)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Our revenue for the year ended December 31, 2000 was $11,434,000 as compared to $2,385,000 for the year ended December 31, 1999. The increase in revenue was mainly due to the increase in the number of subscribers to our diet program. Paying members at December 31, 2000 were approximately 151,000 compared to 33,000 in the prior year. The principal reason for increase in the number of our members was the expansion of our advertising efforts in 2000, and to a lesser extent the fact that we had a lower priced membership compared to the prior year. Approximately 9.3% of our revenues in 2000 came from two additional sources of revenue:

          o advertising and commission revenue of $688,000 derived from the sale of third-party vendor products and the sale of advertising on our web site; and

          o opt-in email revenue of $371,000, which we derive from the sale of email addresses of visitors to our web site who have authorized us to allow third-party solicitations;

As of December 31, 2000, we had deferred revenue of $1,352,000 relating to membership payments for which services had not yet been provided.

Our cost of revenue includes:

          o    Internet access and service charges;

          o    revenue sharing costs; and

          o    salary payments to our nutritional staff;

Cost of revenue increased to $544,000 or 5% of revenues for the year ended December 31, 2000 from $427,000 or 18% of revenues for the year ended December 31, 1999. We attribute the dollar increase primarily to increased Internet access and service charges and revenue sharing costs incurred in connection with the expansion of our operations, and increased compensation payments to our nutritional staff.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $238,000 or 2% of revenues for the year ended December 31, 2000 from $92,000 or 4% of revenues for the year ended December 31, 1999. The dollar increase for the year ended December 31, 2000 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our web site.

Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. These expenses increased to $12,747,000 or 111% of revenues for the year ended December 31, 2000 from $1,145,000 or 48% of revenues for the year ended December 31, 1999. The dollar and percentage increases in sales and marketing expenses were primarily due to our more aggressive advertising placements with several major Internet portals, including several of the America Online websites, Yahoo, iVillage and Women.com. Included in sales and marketing expenses is a $3.0 million expense related to the offline advertising campaign that began in the second quarter of 2000. This campaign, which was the first offline advertising campaign for the Company, consisted of radio commercials and print advertisements in magazines targeted to potential members. New members from the campaign were less than expected and as a result the Company terminated its agreement with its advertising agency in June 2000 and halted any future offline advertising spending not already committed.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $3,202,000 or 28% of revenues for the year ended December 31, 2000 from $1,096,000 or 45% of revenues for the year ended December 31, 1999. The dollar increase was primarily due to the increases in salaries due to additional personnel, general overhead and increases in professional fees. General and administrative expenses, as a percentage of revenues, decreased primarily due to a significantly higher customer base and related revenue compared to the prior year.

Depreciation and amortization expenses increased to $314,000 or 3% of revenues for the year ended December 31, 2000 from $120,000 or 5% of revenues for the year ended December 31, 1999. The dollar increase was primarily attributable to the larger asset base subject to depreciation and amortization.

We had interest income of $161,000 in the current year because we invested the proceeds of our private placement financing which we completed in the fourth quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had cash and cash equivalents of $1,087,000. For the year ended December 31, 2000, net cash used in operating activities was $4,482,000 primarily due to the net loss and increases in accounts receivable and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued liabilities and deferred revenue. Net cash used in investing activities was $510,000 and related to our purchases of property and equipment. Net cash used in financing activities was $204,000 for the year.

In November 2000, we entered into an advertising agreement with America Online, Inc. under which we provide original diet and nutrition content to several AOL brands. Under the agreement, we have a commitment to pay AOL approximately $10.8 million over a two year term of the agreement, of which approximately $5.2 million is payable over the next twelve months. In connection with the agreement the Company was required to make a $1 million prepayment to AOL.

In December 2000, we obtained an irrevocable standby letter of credit from a bank in the amount of $75,000 that expires in January 2002. The letter of credit is collaterized by our short-term investments and is being used to guarantee our obligations under our capital leases for computer servers.

We currently anticipate that the cash flows from our operations will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

In addition to other information in this Annual Report, the following factors should be considered in evaluating our condition and prospects. These factors may have a significant impact on our future operating results.


OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

We only commenced our current business in early 1997, when we began to market our weight-loss programs on the Internet. As a result of our limited operating history, it is difficult to evaluate our prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development, particularly companies doing business in the rapidly evolving Internet market.

WE DEPEND ON SEVERAL MAJOR INTERNET PORTALS TO ATTRACT USERS TO OUR WEB SITE AND OUR BUSINESS COULD SUFFER IF THERE IS A DISCONTINUANCE OF OUR ADVERTISING ON THESE PORTALS.

A significant portion of our online traffic has come, and we believe will continue to come from, our advertising arrangements with America Online, iVillage, and other major Internet portals, including Women.com, Lifeminders and Yahoo. Our agreement with iVillage ends on June 30, 2002, our agreement with America Online ends on January 22, 2003, and our agreement with Lifeminders ends on October 1, 2001. Our other current advertising agreements are of a short term (less than three months) basis. Our advertisers have no obligation to renew our agreements when they expire. Our agreements with these advertisers also do not prohibit them from carrying online sites or developing and providing content that compete with our site. If there is a discontinuance of our advertising for any reason on America Online, iVillage, or the other major portals on which we currently advertise, our business could suffer.


WE DEPEND ON DAVID R. HUMBLE, OUR FOUNDER AND CHIEF EXECUTIVE OFFICER, AND OUR OTHER KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS. AS OUR MAJORITY STOCKHOLDER, MR. HUMBLE ALSO CONTROLS OUR BUSINESS AND THIS WEAKENS THE EFFECT OF OTHER STOCKHOLDERS' VOTES.

Our business is dependent on David R. Humble, our founder and Chief Executive Officer, and other key management personnel. Although we have an employment agreement with Mr. Humble, our business would suffer if we were to lose his services. Under our employment agreement, Mr. Humble receives a base salary of $250,000 per year and a bonus to be determined by our compensation committee based on income before taxes. The employment agreement contains a non-compete provision for the term of employment and two years after it is over, as well as a non-disclosure provision. We have "key-man" life insurance in the amount of $2 million covering Mr. Humble.

The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel particularly in the marketing, administrative and financial areas. Competition for qualified personnel in the Internet industry is intense. If we are unable to attract and retain additional qualified personnel, our business could suffer.

Mr. Humble owns approximately 57.9% of our common stock. Therefore, he is able to determine the outcome of all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Accordingly, our other stockholders will have little say in the outcome of these matters.

WE CAN'T BE CERTAIN THAT ADDITIONAL FINANCING WILL BE AVAILABLE TO US ON ACCEPTABLE TERMS IF WE NEED IT.

We believe that the proceeds from our 1999 private placement, together with our cash flows from operations, will be sufficient to meet our anticipated capital needs through at least the next 12 months. However, due to unforeseen circumstances, unanticipated changes in our plans or other factors beyond our control, we may require financing sooner. Our business could suffer if financing is not available when we may require it.

DUE TO OUR LIMITED OPERATING HISTORY WE MAY FAIL TO MANAGE OUR EXPANSION AND EXPECTED GROWTH EFFECTIVELY WHICH COULD STRAIN OUR RESOURCES AND COULD IMPAIR THE EXPANSION OF OUR BUSINESS.

Although we have continued to expand our member base, if we fail to manage our growth effectively this could adversely affect our ability to attract and retain our members and advertising partners. We have increased the scope of our operations and have increased the number of our employees substantially. In addition, we have only recently engaged several key members of our executive management team. We have expanded our technology, sales, administrative and marketing organizations. These factors have placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

WE DEPEND HEAVILY ON OUR NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR MEMBERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS AND ADVERTISERS.

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructure on which our system operates is located at PSINet in Herndon, Virginia. We do not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage.

In addition, our members depend on Internet service providers, or ISPs, for access to our web site. Due to the rapid growth of the Internet, ISPs and web sites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.


WE FACE SIGNIFICANT COMPETITION

We currently compete with several non-Internet weight-loss companies. Our major off-line competitors are Weight Watchers International and Jenny Craig, Inc. We also compete with a number of Internet sites which provide free diet and nutrition information. Currently we know of four other on-line competitors aggressively marketing an on-line program with similarities to our program.

Due to the success of our program and the development of other competitive on-line weight-loss programs, we anticipate that the industry leaders can be expected to mount a meaningful form of Internet response. Increased competition could result in reductions in the prices we receive for our programs, lower margins, loss of customers and reduced visitor traffic to our web site.

Several of our existing competitors and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. This may allow them to devote greater resources than we can for the development and promotion of their services and products. These competitors may also engage in more extensive marketing and advertising efforts, adopt more aggressive pricing policies and make more attractive offers to advertisers and alliance partners. Accordingly, we may not be able to compete successfully.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

An element of our growth strategy is to introduce our online marketing services in international markets. Our participation in international markets will be subject to certain risks, such as:

          o    relative low levels of Internet usage in foreign countries

          o    difficulties in staffing and managing foreign operations;

          o    fluctuations in foreign currency exchange rates;

          o    compliance with foreign regulatory and market requirements;

          o    variability of foreign economic and political conditions;

          o changing restrictions imposed by regulatory requirements, tariffs or other trade barriers;

          o costs of localizing products and marketing such products in foreign countries;

          o potentially adverse tax consequences, including restrictions on repatriation of earnings;

          o    difficulties in protecting intellectual property; and

          o    burdens of complying with a wide variety of foreign laws.

To the extent our potential international members are impacted by currency devaluations, general economic crises or other negative economic events, the ability of our members to utilize our services could be diminished.


THE UNAUTHORIZED ACCESS OF CONFIDENTIAL MEMBER INFORMATION THAT WE TRANSMIT OVER PUBLIC NETWORKS COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS.

Our members transmit confidential information to us over public networks and the unauthorized access of such information by third parties could harm our reputation and significantly hinder our efforts to attract and retain members. We rely on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.


PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT THE QUALITY AND RELIABILITY OF THE SERVICES WE OFFER OUR MEMBERS AND ADVERTISERS THAT COULD PREVENT US FROM SUSTAINING REVENUE GROWTH.

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely e-mail messages to our members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our services to our members and undermine our advertising partners' and our members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.


WE MAY HAVE TO LITIGATE TO PROTECT OUR INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS OR TO DEFEND CLAIMS OF THIRD PARTIES, AND SUCH LITIGATION MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

There is a substantial risk of litigation regarding intellectual property rights in Internet-related businesses and legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. We may have to litigate in the future to enforce our intellectual property rights, protect our trade secrets or defend ourselves against claims of violating the proprietary rights of third parties. This litigation may subject us to significant liability for damages, result in invalidation of our proprietary rights, be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect our business operations and financial results and condition.


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD SIGNIFICANTLY INCREASE OUR COSTS AND EXPENSES.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent and these laws and regulations could significantly increase the costs we incur in using the Internet to conduct our business. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyright and taxation. The European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of member information. A number of other laws and regulations may be adopted that regulate the use of the Internet, including user privacy, pricing, acceptable content, taxation, use of the telecommunications infrastructure and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. As a result of these uncertainties, we may incur unanticipated, significant costs and expenses that could harm our financial results and condition.


ITEM 7.  FINANCIAL STATEMENTS

The Company's Financial Statements, together with the report of independent certified public accountants, appear at pages F-1 through F-15 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of March 29, 2001, our directors and executive officers were as follows:

NAME                          AGE           POSITION
- ----                          ---           --------

David R. Humble               65            Chairman of the Board and Chief
                                            Executive Officer

Robert T. Hamilton            37            Chief Financial Officer

Steven Johnson                36            Chief Technology Officer

Christine M. Brown            43            Vice President of Operations

Ronald Caporale               35            Executive Vice President of Business
                                            Development

Kendall Goodrich              42            Vice President of Marketing

Isaac Kier                    48            Director

Matthew A. Gohd               44            Director

James M. Meyer                64            Director

Lee S. Isgur                  63            Director


DAVID R. HUMBLE has served as our Chairman of the Board since the closing of our merger in November 1999. He has also served as our Chief Executive Officer during this period except for the period from August through December 2000 when David J. Schofield was our Chief Executive Officer. Mr. Humble has also served as Chairman of the Board, President and Chief Executive Officer of eDiets, Inc. since he founded that company in March 1996. From July 1995 to August 1996, he was a consultant to Advanced Promotion Technologies, Inc., which was engaged in the development and marketing of interactive electronic point of sale marketing systems in supermarkets. From 1987 to July 1995, he had served as Chairman of the Board of Advanced Promotion Technologies, Inc. and additionally as the Chief Executive Officer until 1993. Advanced Promotion Technologies, Inc. filed for bankruptcy protection in August 1996. From 1985 to 1987, he was the President, Chief Executive Officer and Director of CheckRobot, Inc., which developed a self-service checkout system for supermarkets. From 1968 to 1985, he served in a number of marketing and operations capacities with Sensormatic Electronics Corporation, which develops and markets electronic security and surveillance products, including Vice President/Manufacturing and Vice President/Future Products and was a member of its board of directors. Mr. Humble holds a number of technology patents, including the original electronics security tag found on garments in retail stores worldwide to protect against shoplifting.

ROBERT T. HAMILTON has served as our Chief Financial Officer and Treasurer since November 1999. From July 1995 to November 1999 he was Manager, Financial Reporting for Equinox Systems Inc., a public company engaged in the design and development of serial input/output communication devices. Prior to July 1995, Mr. Hamilton was an audit manager with Arthur Andersen LLP. Mr. Hamilton is also a certified public accountant.

STEVEN JOHNSON has served as our Chief Technology Officer since November 1999. Mr. Johnson had served as the Chief Technology Officer of eDiets, Inc. since November 1998 and prior to that had been its Director of Software Development on a part-time basis. From November 1996 through November 1998, he served as a Senior Principal Engineer for Sensormatic Electronics Corporation. From April 1991 to November 1996, he was the Manager for Software Development for Advanced Promotion Technologies, Inc.

CHRISTINE M. BROWN has served as our Vice President of Operations since August 2000. Previously, she held the Director of Operations position from November 1999 to August 2000. From February 1999 to July 1999, she was a financial consultant to eDiets, Inc. From March 1997 through June 1999 she was the Manager for Financial Reporting for Iron Mountain Records Management, Inc., a company engaged in the management of off-site record storage. From June 1995 to March 1997, she was the Director of Business Development of the Family Behavioral Center in Delray Beach, Florida. From March 1988 through April 1995, she was the Director of Operations for Advanced Promotion Technologies, Inc.

RONALD CAPORALE has served as our Executive Vice President of Business Development since January 2001. Mr. Caporale helped launch eDiets, Inc. in 1996 and served as its Director of Marketing and Business Development through September 1999 when he left our company to join iVillage, Inc., operator of iVillage.com. While at iVillage, Mr. Caporale's positions included Vice President and General Manager of Sales.

KENDALL GOODRICH has served as our Vice President of Marketing since December 2000. From May 1998 to October 2000, Mr. Goodrich was a Vice President of Marketing at Iconomy, Inc. Prior to that, Mr. Goodrich was the President and Chief Executive Officer of his consulting firm, Goodrich and Associates. From November 1995 through August 1997, he was the Director of Marketing and Distribution at TopSpeed Corp., and from February 1994 to November 1995, he was the World Wide Marketing Manager at Citrix Systems.

ISAAC KIER served as our President, Chief Executive Officer and Chairman of the Board from 1992 until November 1999. He was the President and Chief Executive Officer since 1981 and Chairman of the Board since 1987 of Lida, Inc., a predecessor company we acquired by merger in 1992. He was the Vice President of Lida, Inc. from 1978 to 1981. Since our merger with eDiets, Inc. in November 1999, he has served as a member of our board of directors and a member of our audit committee. He was also a member of our executive committee until December 2000. Since February 2000, Mr. Kier has been a general partner of Coqui Capital Patterns, a venture capital firm licensed by the SBA as an SBIC. Coqui has approximately $50 million under management and has minority investments in 10 new media companies. Mr. Kier also serves on the board of directors of SecureLogix, Inc and Montebello Brand Liquors, Inc. From April 1997, he has been a principal of First Americas Partners, LLC, a $50 million investment partnership focusing on investments in North and South America. From 1987 to 1997, he also served as the Managing Partner of Dana Communications Limited, a non-wireline cellular licensee.

MATTHEW A. GOHD has served as a member of our board of directors and a member of our executive committee since November 1999. Mr. Gohd has served as Senior Managing Director, Capital Markets of Whale Securities Co., L.P., our Placement Agent, since 1989 and was recently elected to the post of co-chairman of Whale Securities. Mr. Gohd is also a Director of OnStage Entertainment, Inc. a publicly-held company engaged in concert promotions.

JAMES M. MEYER has served as a member of our board of directors since December 1999. Although currently retired, Mr. Meyer was the Agency Manager of James M. Meyer Agency, a corporate planning and insurance agency he founded in 1967. The agency, which offered sales and services provided by The Equitable Company/AXA, grew into one of the top ten agencies in the insurance industry, with almost 400 employees. He is also a member of our audit and compensation committees.

LEE S. ISGUR has served as a member of our board of directors since December 1999. He is also a member of our executive committee, audit committee and compensation committee. Mr. Isgur has been the Managing Partner of Corporate Counselors, a research and investment banking consulting firm since 1997. From 1994 to 1997, he was Managing Director of Jeffries & Company, an investment-banking firm. From 1991 to 1994, he was a partner at Volpe Welty Company, an investment-banking firm. From 1977 to 1991, he was employed by Paine Webber, an investment-banking firm, where he became a First Vice President. As an analyst and banker on Wall Street for over 30 years, Mr. Isgur has participated in numerous public and private offerings for both domestic and international companies over a broad array of consumer, entertainment and technology industries.

Directors are elected at each annual meeting of our stockholders and hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date of this report, based on our review of the copies of the forms received by us, we believe that all directors, officers and beneficial holders of more than 10% of our equity securities have filed all reports required by
Section 16(a) of the Securities Exchange Act of 1934, except that FG II Management Co., LLC, which was a 10% stockholder in 2000, has not filed a Form 4 to report one transaction in 2000. The following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2000.

     Name of             Type of           Number of      Number of Transactions
 Reporting Person   Report Filed Late  Reports Filed Late      Reported Late
 ----------------   -----------------  ------------------      -------------

Matthew Gohd               Form 4              1                    1
Lee Isgur                  Form 4              1                    1
James Meyer                Form 4              1                    2


Item 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table summarizes all compensation paid by us during our fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998 to our Chief Executive Officer, our former Chief Executive Officer and each other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2000.

                              SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                         LONG TERM AWARDS
                                                -------------------                         ----------------
                                                                                            SECURITIES
NAME AND PRINCIPAL                                                    OTHER ANNUAL          UNDERLYING       ALL OTHER
POSITION                      YEAR     SALARY($)      BONUS($)        COMPENSATION($)       OPTIONS (#)      COMPENSATION
                              ----     ---------      --------        ---------------       -----------      ------------
 David R. Humble, Chairman    2000     $157,203           -                  -                    -                 -
     and Chief                1999       17,309           -                  -                100,000               -
     Executive Officer        1998          -             -                  -                    -                 -

 David J. Schofield,          2000     $ 78,846           -                  -                 83,333          $150,000(1)
     former Chief             1999          -             -                  -                    -                 -
     Executive Officer        1998          -             -                  -                    -                 -

 Steven Johnson, Chief        2000     $124,670       $10,000             $1,346(2)            62,998               -
     Technology Officer(3)    1999       86,899           -                  -                159,993               -
                              1998        8,175           -                  -                 75,429               -

 Robert T. Hamilton, Chief    2000     $100,000           -               $2,500(2)            32,000               -
     Financial Officer (4)    1999        8,462           -                  -                100,000               -
                              1998          -             -                  -                    -                 -

- ------------------------------

(1) Represents a severance payment we accrued in December 2000 and paid in January 2001 to Mr. Schofield in connection with the termination of his employment.
(2) Represents 401 (k) contributions made by us on behalf of Mr. Johnson and Mr. Hamilton.
(3)  Mr. Johnson joined our subsidiary eDiets, Inc. in November 1998.
(4)  Mr. Hamilton joined us in November 1999.


OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth each grant of stock options we made during the year ended December 31, 2000 pursuant to our 1999 Stock Option Plan to each of the executive officers named in the Summary Compensation Table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                               NUMBER OF             % OF TOTAL                 EXERCISE
                               SECURITIES            OPTIONS/SARS               OR
                               UNDERLYING            GRANTED TO                 BASE
                               OPTIONS               EMPLOYEES IN               PRICE            EXPIRATION
     NAME                      GRANTED(#)            FISCAL YEAR                ($/SH)           DATE
     ----                      ----------            ---------------            ---------        ----------
David R. Humble                   -                        -                       -                  -

David J. Schofield             500,000 (1)                44.4%                   $1.94            08/21/05

Steven Johnson                  45,998                     4.1%                   $2.00            01/26/05
                                17,000                     1.5%                   $0.77            12/27/05

Robert T. Hamilton              32,000                     2.8%                   $0.77            12/27/05

- ------------------------------

(1) In connection with the mutually agreed termination of his employment in December 2000, 416,667 of the options forfeited.


OPTION EXERCISES AND HOLDINGS

The following table sets forth information regarding option exercises during 2000 by each of the executive officers named in the Summary Compensation Table.

             AGGREGATE OPTION EXERCISES FOR FISCAL 2000 AND YEAR END
                                  OPTION VALUES

                                                                                            VALUE OF
                                                                        NUMBER OF           UNEXERCISED
                                                                       UNEXERCISED          IN-THE-MONEY
                                                                        OPTIONS AT          OPTIONS AT
                                                                       DECEMBER 31,         DECEMBER 31,
                               SHARES                                    2000(#)               2000($)
                              ACQUIRED             VALUE($)            EXERCISABLE/         EXERCISABLE/
NAME                        ON EXERCISE            REALIZED           UNEXERCISABLE         UNEXERCISABLE
- ----                        -----------            --------           -------------         -------------
David R. Humble                -                     -               100,000/-                   -

David J. Schofield             -                     -                83,333/-                   -

Steven Johnson                 -                     -               254,376/94,330          $89,107/- (1)

Robert T. Hamilton             -                     -                50,000/82,000              -

- -------------------------
(1) The total value of unexercised in-the-money options is based upon the difference between $0.7188, the closing price of our common stock on the OTC Electronic Bulletin Board on December 29, 2000 and the exercise price of $0.01 of 125,715 of Mr. Johnson's options.

EMPLOYMENT AGREEMENTS

In November 1999, we entered into a three-year employment agreement with Mr. Humble. He currently receives a base salary of $250,000 per year, which was increased from $150,000 in December of 2000. He is also entitled to receive a bonus to be determined by the Compensation Committee, based on income before taxes. The employment agreement contains a non-competition provision for the term of employment and two years thereafter and a non-disclosure provision.

In November 1999, Mr. Hamilton became our Chief Financial Officer. We currently pay him an annual base salary of $110,000. In November of 1999, we granted him 100,000 five-year stock options which vest in four semi-annual installments over a two year period and are exercisable at $2.00 per share. In December of 2000, we granted him 32,000 stock options at an exercise price of $0.77 per share vesting in four semi-annual installments over a two year period. While Mr. Hamilton does not have an employment agreement for a fixed term, we have agreed that if we chose to terminate his employment without cause, we shall provide him with four months of severance at his then current salary.

In August 2000, we entered into a three-year employment agreement with David J. Schofield, to serve as our Chief Executive Officer, with an annual base salary of $250,000. We also granted him 500,000 five-year stock options, which were to vest in six semi-annual installments over a three-year period and are exercisable at $1.94 per share. The employment agreement contains a non-competition provision for the term of employment and two years thereafter and a non-disclosure provision. In December 2000, we mutually agreed with Mr. Schofield to a termination of his employment. Mr. Schofield received a severance payment of $150,000, and he retained 83,333 stock options.


DIRECTOR COMPENSATION

Our directors do not currently receive any cash compensation from us for their services as members of the board of directors, although they are reimbursed for travel and lodging expenses in connection with attendance at board and committee meetings. Under our 1999 Stock Option Plan, non-employee directors are eligible to receive nondiscretionary automatic grants of vested options to purchase 25,000 shares of common stock per year at an exercise price equal to the market price of our common stock on the date of grant. Upon their appointment to the board, each of the current directors, except for Mr. Humble, received 25,000 vested options exercisable at $2.00 per share. In addition, Messrs. Humble, Gohd and Kier, the members of our Executive Committee, each received on their appointment a one-time grant of options to purchase 100,000 shares of common stock at an exercise price of $2.00 per share.

In February 2000, each member of the audit committee and compensation committee received a grant of an option for 25,000 shares at an exercise price of $2.00 per share. These options vest on a quarterly basis over a period of two years from the date of grant.

During 2000, Mr. Meyer provided consulting services to the Company beyond his duties as a member of the Board of Directors. As compensation for these services the Company granted him vested options to purchase 50,000 shares of common stock at an exercise price of $1.87 per share in September 2000.

As an annual automatic grant under our Plan for service on the Board, in November 2000, Mr. Gohd and Mr. Kier received 25,000 vested options exercisable at a $1.38 per share, and in December 2000, Mr. Meyer and Mr. Isgur received 25,000 vested options exercisable at $0.77 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2001: (i) by each person who is known by us to beneficially own more than 5% of our outstanding shares; (ii) by each of our directors; (iii) by each executive officer named in the Summary Compensation Table and (iv) by all of our directors and executive officers as a group.

            Name and Address              Number of Shares            Percent
           of Beneficial Owner           Beneficially Owned           of Class
           -------------------           ------------------           --------
David R. Humble                               7,905,065(1)             57.9%

Isaac Kier                                    1,018,053(2)              7.3%

Matthew Gohd                                    908,220(3)              6.4%

James M. Meyer                                  258,750(4)              1.9%

Lee S. Isgur                                    133,625(5)               *

David J. Schofield                               93,333(6)               *

Robert T. Hamilton                               75,000(7)               *

Steven Johnson                                  308,041(8)              2.2%

All directors and executive                  10,832,826(9)             70.2%
officers as a group (10 persons)
- ------------------------------------------------------------------------------
*Less than 1%

(1) Includes 100,000 shares issuable upon exercise of vested stock options.

(2) Includes 198,125 shares issuable upon exercise of stock options that are vested or exercisable within 60 days; 62,500 shares issuable upon exercise of warrants issued in our private placement; 65,211 shares held by a charitable remainder trust of which Mr. Kier and his wife are the trustees; and 156,250 shares and 62,500 shares issuable upon the exercise of warrants issued in the private placement to Coqui Capital Partners, L.P., of which Mr. Kier is the general partner. Mr. Kier disclaims beneficial ownership of shares held by Coqui Capital Partners, L.P. except for his proportional interest therein.

(3) Includes 280,000 shares issuable upon the exercise of warrants issued to the placement agent Whale Securities Co., LP in the 1999 private placement and transferred to Mr. Gohd; 150,000 shares issuable upon exercise of vested stock options; and 62,500 shares issuable upon the exercise of warrants issued in the private placement. Also includes 135,220 shares issuable upon the exercise of additional warrants issued to Mr. Gohd in March 2001 in connection with the Company's agreement with the placement agent. Does not include 31,250 shares and 12,500 shares issuable upon the exercise of warrants issued in the private placement to Porpoise Investors I, L.P. Mr. Gohd is the President of the general partner of the general partner of Porpoise Investors I, L.P. and disclaims beneficial ownership of these shares.

(4) Includes 131,250 shares issuable upon the exercise of stock options that are vested or exercisable within 60 days; and 25,000 shares issuable upon the exercise of warrants issued in the private placement.

(5) Includes 68,000 shares held by a revocable trust of which Mr. Isgur and his wife are the trustees and beneficiaries and 65,625 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.

(6) Includes 83,333 shares issuable upon the exercise of vested stock options.

(7) Includes 75,000 shares issuable upon the exercise of vested stock options.

(8) Includes 303,041 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(9) Includes an aggregate of 226,072 additional shares issuable upon exercise of stock options that are vested or exercisable within 60 days held by two executive officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN BY STOCKHOLDER

Through the end of 1997, David R. Humble, our Chief Executive Officer, advanced loans to us to finance our start-up development cost. The loans were non-interest bearing and did not have a fixed due date. In 1998, we repaid approximately $54,000 to Mr. Humble, and in 1999, we repaid approximately $53,000 to him. In 1999, he also forgave $110,000 which was treated as an additional equity investment.

In addition, during the second half of 1999, we advanced approximately $88,000 to Mr. Humble. He had agreed to repay these advances by March 1, 2001 with interest at an annual rate of 7%. In 2000, we forgave the note receivable and it was charged to equity.

PATENT LICENSE

Mr. Humble has filed a patent application covering the means of using the Internet to provide an interactive link for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to the sales and marketing information. He has granted us an exclusive royalty-free perpetual license to use the aspects of the invention and improvements under the patent, if a patent is issued, as it relates to our Internet marketing program.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------

  3.1          Restated Certificate of Incorporation (1)

  3.2          By-Laws (1)

  4.1          Form of Investors Warrant (1)

  4.2 Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

  4.2.2 Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

  4.3          Form of Registrant's common stock Certificate (1)

  4.4          Form of Registration Rights Agreement (1)

  4.5 Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

 10.1          1999 Stock Option Plan (1)

 10.2          Amendment No. 1 to Stock Option Plan dated August 9, 2000 (2)

 10.3          Amendment No. 2 to Stock Option Plan dated September 18, 2000 (2)

 10.4 Employment Agreement dated November 17, 1999 between Registrant and David R. Humble (1)

 10.5 Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

 10.6 Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

 10.7          License Agreement dated August 3, 1999 between eDiets, Inc.
               (formerly eDiets.com, Inc.) and David R. Humble (1)

 10.8 Lease Agreement dated December 2, 1999 between The 3467 Partnership and Registrant (1)

 10.9 Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

 10.10         Co-locate Service Agreement dated October 1999 with PSIWeb, Inc.
               and Registrant (1)

 10.11         Equipment Lease Agreement between First Sierra Financial, Inc.
               and Registrant (1)

 10.12 Agreement dated as of November 15, 1999 between DiMassimo Brand Advertising, Inc. and Registrant (1)

 10.13 Letter Agreements dated November 1, 1999 and November 9, 1999 between Robert T. Hamilton and Registrant (1)

 10.14 Employment Agreement dated August 21, 2000 between Registrant and David J. Schofield (2)

 10.15 Letter Agreement dated December 19, 2000 between Registrant and David J. Schofield

 10.16 Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd.

 10.17 Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd.

 10.18 Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc.

 10.19 Agreement for Services dated February 16, 2000 between Registrant and Professional Employee Management, Inc.

 10.20 Advertising Insertion Order dated October 13, 2000 between Registrant and Lifeminders, Inc. (3)

 10.21 Licensing Agreement dated August 29, 2000 between Registrant and eDirect, Inc.

 10.22 Sponsorship Agreements dated July 1, 2000 between Registrant and iVillage.com (2)

 10.23 First Amendment dated November 1, 2000 to the Sponsorship Agreement between Registrant and iVillage.com (3)

 10.24 Termination and Release Agreement dated December 1, 2000 between Registrant and iVillage.com

 10.25 Interactive Services Agreement dated November 23, 2000 between Registrant and America Online, Inc. (3)

 10.26 License and Marketing Agreement dated July 19, 2000 between Registrant and Intel Corporation

 10.27 Internet Advertising and Ad Serving Agreement dated October 10, 2000 between Registrant and L90, Inc.

 10.28 Agreement dated November 3, 2000 between Registrant and Laurel Advisors, L.L.C.

 21.1          Subsidiaries of the Registrant

 23.1          Consent of Ernst & Young LLP


- ----------------

(1) Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).

(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2000 and filed with the SEC on October 31, 2000

(3) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Act. Confidential portions of this document have been redacted and have been filed separately with the SEC


(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of 2000.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001

                                       eDiets.com, Inc., a Delaware corporation


                                       By: /s/ David R. Humble
                                           --------------------------
                                           David R. Humble
                                           Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       CAPACITY                          DATE
- ---------                       --------                          ----

/s/ David R. Humble                                               April 2, 2001
- --------------------------
David R. Humble                 Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)

/s/ Robert T. Hamilton                                            April 2, 2001
- --------------------------
Robert T. Hamilton              Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)


/s/ Isaac Kier                                                    April 2, 2001
- --------------------------
Isaac Kier                      Director

                                                                  April 2, 2001
- --------------------------
Matthew Gohd                    Director

/s/ James M. Meyer                                                April 2, 2001
- --------------------------
James M. Meyer                  Director



/s/ Lee S. Isgur                                                  April 2, 2001
- --------------------------
Lee S. Isgur                    Director

                                EDIETS.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of eDiets.com, Inc. are included in Item 8:


Report of Independent Certified Public Accountants                         F-1

Consolidated Balance Sheet -- December 31, 2000                            F-2

Consolidated Statements of Operations -- Years ended
  December 31, 2000 and 1999                                               F-3

Consolidated Statements of Stockholders' Equity (Deficit)
   -- Years ended December 31, 2000 and 1999                               F-4

Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000 and 1999                                               F-5

Notes to Consolidated Financial Statements -- December 31, 2000            F-6


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
eDiets.com, Inc.

We have audited the accompanying consolidated balance sheet of eDiets.com, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                            /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
January 30, 2001, except for the
    fourth paragraph of Note 7, as to
    which the date is March 28, 2001

                                EDIETS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                 (In thousands)

                                     ASSETS

     CURRENT ASSETS:
          Cash and cash equivalents                                            $         1,087
          Accounts receivable, net                                                         654
          Prepaid advertising costs                                                        147
          Prepaid expenses and other current assets                                         48
                                                                              ----------------
     Total current assets                                                                1,936

     Restricted cash                                                                       120
     Prepaid advertising costs                                                             915
     Property and equipment, net                                                           746
                                                                              ----------------
     Total assets                                                              $         3,717
                                                                              ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES:
        Accounts payable                                                       $           915
        Accrued liabilities                                                                986
        Current portion of capital lease obligations                                        66
        Deferred revenue                                                                 1,352
                                                                              ----------------
     Total current liabilities                                                           3,319

     Capital lease obligations, net of current portion                                      92


     STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value - 1,000 shares authorized, no
          shares issued and outstanding                                                      -
        Common stock, $.001 par value - 20,000 shares authorized,
          13,553 shares issued and outstanding                                              14
        Additional paid-in capital                                                       7,140
        Unearned compensation                                                               (9)
        Accumulated deficit                                                             (6,839)
                                                                              ----------------
     Total stockholders' equity                                                            306
                                                                              ----------------
     Total liabilities and stockholders' equity                               $          3,717
                                                                              ================

The accompanying notes are an integral part of these consolidated financial statements.

                                EDIETS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  Year Ended December 31,
                                                          ----------------------------------------
                                                                 2000                 1999
                                                          ------------------    ------------------
       REVENUE                                            $         11,434      $          2,385

       COSTS AND EXPENSES:

          Cost of revenue                                              544                   427

          Product development                                          238                    92

          Sales and marketing                                       12,747                 1,145

          General and administrative                                 3,202                 1,096

          Depreciation and amortization                                314                   120
                                                          ------------------    ------------------
       Total costs and expenses                                     17,045                 2,880
                                                          ------------------    ------------------
       Loss from operations                                         (5,611)                 (495)

       Other income, net                                               161                    33
                                                          ------------------    ------------------
       Net loss                                           $         (5,450)    $            (462)
                                                          ==================    ==================

       LOSS PER COMMON SHARE - BASIC AND DILUTED          $          (0.41)    $           (0.06)
                                                          ==================    ==================

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   13,215                 8,345
                                                          ==================    ==================


The accompanying notes are an integral part of these consolidated financial statements.

                                EDIETS.COM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                     COMMON STOCK     ADDITIONAL                                     TOTAL
                                                   ----------------   PAID-IN       UNEARNED     ACCUMULATED    STOCKHOLDERS'
                                                    SHARES   AMOUNT   CAPITAL     COMPENSATION     DEFICIT     EQUITY (DEFICIT)
                                                   ------------------------------------------------------------------------------
Balance at January 1, 1999                           7,814     $ 8         $ 372          $ (55)      $ (927)             $ (602)
  Stock options granted                                  -       -           206           (113)           -                  93
  Stock options vested or forfeited                      -       -             -            161            -                 161
  In-kind services provided by stockholder               -       -           119              -            -                 119
  Contribution by stockholder                            -       -           110              -            -                 110
  Common stock issued in reverse merger, net of
     transaction costs                               1,050       1           349              -            -                 350
  Common stock issued to placement agent               150       -             -              -            -                   -
  Common stock issued in private placement, net
     of issuance costs                               3,631       4         6,039              -            -               6,043
  Net loss                                               -       -             -              -         (462)               (462)
                                                   ------------------------------------------------------------------------------
Balance at December 31, 1999                        12,645      13         7,195             (7)      (1,389)              5,812
  Stock options granted                                  -       -           178             (8)           -                 170
  Stock options vested or forfeited                      -       -             -              6            -                   6
  Common stock issued as penalty shares                908       1            (1)             -            -                   -
  Receivable from stockholder forgiven                   -       -           (93)             -            -                 (93)
  Common stock issuance and registration costs           -       -          (139)             -            -                (139)
  Net loss                                               -       -             -              -       (5,450)             (5,450)
                                                   ------------------------------------------------------------------------------
Balance at December 31, 2000                        13,553    $ 14       $ 7,140           $ (9)    $ (6,839)             $  306
                                                   ==============================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                                EDIETS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Year Ended December 31,
                                                                                ----------------------------------
                                                                                      2000               1999
                                                                                ---------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $       (5,450)      $       (462)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                           314                120
   Provision for bad debt                                                                   34                 25
   Non-cash compensation                                                                   212                337
   Changes in operating assets and liabilities:
       Accounts receivable                                                                (564)              (115)
       Prepaid expenses and other current assets                                          (809)              (303)
       Restricted cash                                                                    (101)                (2)
       Accounts payable and accrued liabilities                                            982                692
       Deferred revenue                                                                    900                  5
                                                                                ---------------      -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (4,482)               297

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases of property and equipment                                                       (510)              (310)
                                                                                ---------------      -------------
NET CASH USED IN INVESTING ACTIVITY                                                       (510)              (310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                      -               7,263
Common stock issuance and registration costs                                              (150)            (1,220)
Net assets received from issuance of common stock                                           -                 350
Repayments to shareholder                                                                   -                (141)
Repayment of capital lease obligations                                                     (54)                 -
                                                                                ---------------      -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (204)             6,252
                                                                                ---------------      -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (5,196)             6,239
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             6,283                 44
                                                                                ---------------      -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $        1,087        $     6,283
                                                                                ===============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
Equipment acquired under capital leases                                         $           55        $       156
                                                                                ===============      =============
Receivable from stockholder charged to equity                                   $           93        $         -
                                                                                ===============      =============
Obligation to stockholder converted to equity                                   $            -        $       110
                                                                                ===============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 EDIETS.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

1.   ORGANIZATION

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

On February 23, 1999, the Company's name was changed from Self/Help Technologies, Inc. to eDiets.com, Inc. (Original eDiets).

On November 17, 1999, Original eDiets merged with a wholly-owned subsidiary of Olas, Inc. (Olas), a public "shell". In connection with the merger, Original eDiets changed its name to eDiets, Inc. and became a wholly-owned subsidiary of Olas, whose name was changed to eDiets.com, Inc. The transaction was executed as a reverse merger whereby all of the issued and outstanding shares of common stock and stock options of Original eDiets were exchanged for shares of common stock and options representing 88% of the fully-diluted common stock of the shell. For accounting purposes, the reorganization of Original eDiets and Olas is regarded as an acquisition by Olas of all of the outstanding stock of Original eDiets and was accounted for as a recapitalization of the Company with Original eDiets as the acquirer (a reverse acquisition). See Note 7.

As a result, the historical financial statements presented for periods prior to the date of the transaction are those of Original eDiets. The capital structure has been retroactively restated to reflect the equivalent number of shares received by Original eDiets in the acquisition.

In November 2000, the Company entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market the Company's online weight loss programs in Europe, Australia and New Zealand. Under the terms of the joint venture agreement, the Company received a 60% interest in the joint venture primarily in return for the license of its international technology rights to the joint venture. It is anticipated that the initial international launch will occur in the United Kingdom in March 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 include U.S. treasury note securities with a fair value of approximately $500,000 and a maturity date of January 17, 2001. The Company has classified these investments as held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


RESTRICTED CASH

Restricted cash on the accompanying consolidated balance sheet consists of funds held by financial institutions as collateral for chargebacks related to credit card transactions and as collateral for a letter of credit established pursuant to certain capital lease agreements.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is approximately three years for equipment and computer hardware and software, including internal use software, and approximately seven years for furniture and fixtures.

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related depreciation are adjusted for asset retirements and disposals with the resulting gain or loss included in operations. Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the lease.

AICPA Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized pursuant to SOP 98-1 are included in property and equipment in the accompanying consolidated balance sheet.

In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

EQUITY INVESTMENTS

The Company has an investment in a foreign joint venture that is accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitment in its investment accounted for under the equity method of accounting have not been significant. As a result, this investment has not significantly impacted the Company's results of operations or its financial position.

REVENUE RECOGNITION

The Company offers memberships to the proprietary content contained in its web site. Revenues from customer subscriptions to the Company's program and paid in advance are deferred and recognized on a straight-line basis over the period of the subscription. Registration fees paid in advance are deferred and recognized over the expected term of service.

Commission revenue is derived from third party vendors on sales of products and services advertised on the Company's web site, while advertising revenue is derived from the sale of advertising on the Company's web site. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that visitors to the Company's web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue.

Opt-in email revenue is derived from the sale of email addresses of visitors to the Company's web site who have authorized the Company to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant Company obligation remains and collection is probable.

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type for the years ended December 31, 2000 and 1999 is as follows (in thousands):

                                                   2000         1999
                                             ----------------------------

     Membership                               $     10,375  $      2,189
     Advertising and commissions                       688            41
     Sale of opt-in email addresses                    371           155
                                             ----------------------------
                                              $     11,434  $      2,385
                                             ============================


COST OF REVENUE

Cost of revenue consists primarily of internet access and service charges, revenue sharing costs, and compensation expenses related to the Company's nutritional staff.


STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the fair value method of accounting.

The Company accounts for employee stock-based compensation under APB No. 25 and has complied with the disclosure requirements of SFAS No. 123.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25 and was effective on July 1, 2000. Adoption of FIN 44 had no material impact on the Company's financial position, results of operations or cash flows.


LONG-LIVED ASSETS

The Company accounts for long-lived assets pursuant to SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds their fair value, as determined by projected undiscounted future cash flows.


INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2000 and 1999 totaled approximately $11,689,000 and $816,000, respectively.

At December 31, 2000, the Company had approximately $1,062,000 of prepaid advertising costs representing future communication costs. Such costs are reflected as prepaid advertising expenses in the accompanying consolidated balance sheet.


BARTER TRANSACTIONS

Advertising barter transactions are recorded at the estimated fair value of the advertising services received or given. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. The Company did not recognize any barter transactions for the years ended December 31, 2000 and 1999. In 2000, the Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable under the criteria established by the EITF, for approximately 110 million impressions on its website.


LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for all periods presented, as their effect is anti-dilutive.


CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including investments, accounts receivable from credit card transaction processing companies, and receivables from third parties related to advertising and opt-in email revenue. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. The credit risk associated with cash and cash equivalents and credit card receivables is considered low due to the credit quality of the financial institution and issuers. The Company performs credit evaluations of the third parties from which advertising and opt-in email revenue is earned and generally does not require collateral. The Company maintains allowances for potential credit losses for such event.


COMPREHENSIVE LOSS

There was no difference between the Company's net loss and its total comprehensive loss for the periods presented.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RECLASSIFICATIONS

Certain reclassifications of the prior year's consolidated financial statements have been made to conform to the current year's presentation.

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.   ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of $32,000 at December 31, 2000.


4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

         Office and computer equipment                              $      704
         Software                                                          520
         Furniture and fixtures                                             37
         Leasehold improvements                                             21
                                                                    ------------
                                                                         1,282
         Less accumulated depreciation and amortization                   (536)
                                                                    ------------
                                                                    $      746
                                                                    ============


Software includes approximately $474,000 of costs associated with internal-use software projects that have been capitalized pursuant to SOP 98-1 as of December 31, 2000. Included in property and equipment is equipment under capital leases of approximately $206,000 as of December 31, 2000, less accumulated amortization of $63,000. Depreciation expense includes amortization of equipment under capital leases.

5.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

         Advertising                                                $      533
         Accrued compensation and employee benefits                        254
         Professional fees                                                 118
         Other                                                              81
                                                                    ------------
                                                                    $      986
                                                                    ============


6.   EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant's contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense were approximately $20,000 and $0 in 2000 and 1999, respectively.


7.   STOCKHOLDERS' EQUITY

COMMON STOCK

The Company was initially capitalized through the issuance of 100 shares of common stock, no par value, to its founder. In July 1999, the Company's Articles of Incorporation were amended, increasing the number of authorized shares of the Company's common stock from 1,500 shares to 10,000,000 shares with a par value of $.001 per share. In connection with the change in capital structure, a 62,157.33-for-1 stock split was declared, pursuant to which the founder's shares were converted to an aggregate of 6,215,733 shares of the Company's new common stock, which continued to represent 100% ownership of the Company at such time.

In connection with the reverse merger transaction discussed in Note 1, a total of 7,814,065 shares of the Company's common stock were issued in exchange for all of the outstanding

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock of Original eDiets. All share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the new capital structure. After the merger, the Company's capital structure consisted of 20,000,000 authorized shares of common stock, with a par value of $0.001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.01 per share.

In connection with the reverse merger a total of 1,050,000 shares of common stock were issued to the stockholders of Olas. The shares were recorded at a value of approximately $385,000, representing the fair value of the net assets of Olas at the date of the merger, net of cash transaction costs of $35,000. In connection with the merger, options to purchase 32,500 shares of common stock at an exercise price of $1.425 per share and with a fair value of approximately $32,000 were granted to a stockholder of Olas and current Director of the Company. In addition, a total of 150,000 shares of common stock, with a fair value of $300,000, were issued to the placement agent in connection with the transaction. The total transaction costs of $367,000 associated with the merger have been charged directly to equity to the extent of cash received from Olas in the merger.

Concurrent with the merger transaction discussed above, the initial closing of an equity private placement by the Company was completed, and, in December 1999, the final closing of the private placement took place. The private placement totaled approximately $7.3 million and consisted of 145.25 units of 25,000 shares of common stock and 12,500 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, subject to adjustment in certain events. The warrants are exercisable through November 2002 and are redeemable at the option of the Company upon the occurrence of certain events. Net proceeds to the Company after placement commissions and other issuance costs totaled approximately $6.0 million. In connection with the transaction, a total of 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share and with an aggregate fair value of approximately $122,000, were issued to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees now hold 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrant over the value of the original warrants at the date of modification will be charged to equity in the first quarter of 2001.

The issuance costs related to the private placement, including the fair value of the placement agent warrants, and related registration costs, have been treated as a reduction of the proceeds from the transaction and charged directly to equity.

In November 1999, the Company issued 82,500 warrants to an advertising agency with an exercise price of $2.00 per share in exchange for services. The warrants are fully vested and are exercisable through November 2002. In connection with this transaction, approximately $76,000 and $3,000 has been recognized as sales and marketing expense in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999, respectively.

In connection with the private placement financing discussed above, the Company agreed to issue to investors in the private placement an aggregate of 907,813 shares of common stock in the event that the Company's Registration Statement on Form SB-2 had not become effective and its common stock listed for trading on the Nasdaq Small Cap Market by May 17, 2000. The Company issued those shares in June 2000 since the common stock was not yet listed on the Nasdaq Small Cap Market. No proceeds were received in connection with the issuance of the shares.

At December 31, 2000, common shares reserved for future issuance are as follows:
       Stock Options                                  3,748,436
       Warrants                                       2,538,750
                                                  --------------
       Total                                          6,287,186
                                                  ==============
The common shares reserved for future issuance exclude the common shares underlying the additional warrants issued pursuant the modification of the placement agent warrant agreement as described above.

STOCK OPTIONS

In May 1996, the Company adopted the "Startup Equity Program" (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company's start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and vested in equal monthly installments over a period of 12 months from the date of grant. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company's Board of Directors. All such additional options are exercisable

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


over a five-year period from the date of grant at an exercise price of $0.01 per share and vested in equal monthly installments over a period of 12 months from the date of grant. A total of 917,714 options were granted under these programs, of which 825,943 options remained outstanding as of December 31, 2000.

In July 1999, the Company granted an aggregate of 159,993 options to a key employee exercisable over a period of ten years at an exercise price of $2.00 per share. The options vest in equal monthly installments over a period of two years from the date of grant.

In connection with the merger transaction in 1999, the eDiets.com, Inc. 1999 Stock Option Plan (the Plan) was adopted. The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 2,730,000 shares of the Company's common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two-year period and expire five years from the date of grant. The Plan also provides for the automatic issuance of options to non-employee directors of the Company on an annual basis. Such options have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to ten years. Through December 31, 2000, 2,209,798 options have been granted under the Plan.

Certain options granted to employees were at an exercise price lower than the estimated fair market value of the underlying common stock at the grant date. Compensation expense has been recognized pro-rata on a straight-line basis for the excess of the estimated fair market value over the exercise price and totaled approximately $24,000 and $161,000 for the years ended December 31, 2000 and 1999, respectively.

A summary of the activity relating to the Company's stock options for the years ended December 31, 2000 and 1999 is presented below (shares in thousands):

                                                               2000                          1999
                                                  ----------------------------  --------------------------
                                                                    WEIGHTED                   WEIGHTED
                                                                    AVERAGE                    AVERAGE
                                                    SHARES          EXERCISE      SHARES       EXERCISE
                                                                     PRICE                      PRICE
                                                  ------------  --------------  ----------- --------------

Outstanding at beginning of year                        1,770  $         1.06          662  $        0.01
Granted                                                 1,458            1.74        1,108           1.69
Exercised                                                   -               -            -              -
Forfeited                                                (506)           1.88            -              -
                                                  ------------                  -----------
Outstanding at end of year                              2,722            1.27        1,770           1.06
                                                  ============                  ===========

Options exercisable at end of year                      1,996  $         1.12        1,370  $        0.79
                                                  ============================  ==========================

Weighted average exercise price of
   options granted during the year:
      Issued at market price                                   $         1.72               $        2.00
                                                               ===============              ==============
      Issued below market price                                $         2.00               $        0.24
                                                               ===============              ==============

Weighted average fair value of
   options granted during the year:
      Issued at market price                                   $         0.83               $        0.55
                                                               ===============              ==============
      Issued below market price                                $         1.45               $        0.78
                                                               ===============              ==============

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                      --------------------------------------------------------------------------------------------------
                                            WEIGHTED AVERAGE         WEIGHTED                              WEIGHTED
                        OUTSTANDING AT          REMAINING            AVERAGE         EXERCISABLE AT        AVERAGE
      EXERCISE           DECEMBER 31,       CONTRACTUAL LIFE         EXERCISE           DECEMBER           EXERCISE
     PRICE ($)               2000             (IN YEARS)              PRICE             31, 2000            PRICE
                      --------------------------------------------------------------------------------------------------
       $0.01                  826                 4.3           $      0.01                826       $       0.01
    0.77 to 1.50              372                 4.9                  1.08                132               1.16
    1.51 to 2.50            1,524                 4.1                  2.00              1,038               1.99
                      -------------------                                           ----------------
                            2,722                 4.2                  1.27              1,996               1.12
                      ===================                                           ================

Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model for 2000 grants and the minimum value method for 1999 grants with the following weighted average assumptions: expected volatility factor of 60% for 2000, risk free interest rates of 6.2% for 2000 and 6.4% for 1999; dividend yield of 0%; and expected life of 4.0 years for 2000 and 5.0 years for 1999. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the determination of the fair value of the Company's options is based on the assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future years.

The Company's pro forma information for the years ended December 31, 2000 and 1999 is as follows (in thousands, except per share data):

                                                   2000              1999
                                               ---------------------------------

        Net loss-as reported                   $     (5,450)     $        (462)
                                               =================================
        Pro forma net loss                     $     (5,947)     $        (896)
                                               =================================
        Loss per share-as reported             $      (0.41)     $       (0.06)
                                               =================================
        Pro forma loss per share               $      (0.45)     $       (0.11)
                                               =================================


8.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office space under a non-cancelable operating lease, which expires in September 2004. The Company also leases certain office and computer equipment under non-cancelable capital leases expiring through 2004. Commitments for minimum rentals under non-cancelable leases at the end of 2000 are as follows (in thousands):

                                                        CAPITAL      OPERATING
                             YEAR                       LEASES        LEASES
        -------------------------------------------- ------------- -------------

        2001                                         $         76  $         47
        2002                                                   76            49
        2003                                                   15            49
        2004                                                    9            37
                                                     ------------- -------------
        Total minimum lease payments                          176  $        182
                                                                   =============
        Less amount representing interest                     (18)
                                                     -------------
        Present value of minimum lease payments      $        158
                                                     =============

Rental expense under operating leases was approximately $46,000 and $28,000 for the years ended December 31, 2000 and 1999, respectively.

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company has an online advertising commitment with America Online totaling approximately $10.8 million over the next two years, of which approximately $5.2 million is payable over the next twelve months.

From time to time, the Company may be subject to legal proceedings and other claims in the ordinary course of its business. The Company is not currently party to any litigation, the outcome of which would have a material adverse effect on its business or operations.

The Company has a $75,000 letter of credit established for the benefit of a computer equipment manufacturer, which expires in January 2002. At December 31, 2000, no amounts had been drawn against the letter of credit.

During 2000, the Company entered into an agreement with an investment advisor which provides for a monthly retainer of $8,000 per month. In addition, the agreement provides for a cash fee totaling 8% of the gross proceeds of any financing, subject to a minimum of $500,000, with up to 25% of the total financing fee being payable in warrants at the option of the advisor.

Through the end of 1997, the Company financed its cash requirements primarily through advances from its Chief Executive Officer (the Original eDiets stockholder). The obligation represented by the advances was non-interest bearing and did not have a fixed or determinable due date. During 1999, net repayments to the stockholder totaled approximately $53,000. In connection with the merger transaction discussed in Note 1, the remaining outstanding obligation to the stockholder, totaling approximately $110,000, was converted to equity.

During the second half of 1999, the Company advanced approximately $88,000 to the Original eDiets stockholder. These advances were represented by a note receivable entered into on February 22, 2000, which bore interest at 7% per annum and was due on March 1, 2001. During the third quarter of 2000, the Company forgave the note receivable and accrued interest totaling approximately $93,000. The forgiveness of the note has been charged to equity.

Since the Company's inception through the date of the reverse merger, the Original eDiets stockholder did not receive compensation for his services as the Company's Chief Executive Officer. The Company has recorded compensation expense for the estimated fair market value of the in-kind services received and reflected such amounts as a contribution to capital for the respective periods. Compensation expense totaling $119,000 related to the value of the in-kind services received has been included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 1999.

During 2000, a member of the Company's Board of Directors provided consulting services to the Company beyond his duties as a Board member. As compensation for these services, in September 2000 the Company granted the Board member vested options to purchase 50,000 shares of common stock at an exercise price of $1.87 per share. Compensation expense of approximately $54,000 has been recognized for the fair value of the options and is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2000.

9.       INCOME TAXES

The significant components of the Company's net deferred income taxes as of December 31, 2000 are as follows (in thousands):

         Deferred tax assets:
            Net operating loss carryforwards                      $      2,316
            Deferred compensation                                          128
            Allowance for doubtful accounts and sales returns               18
            Start-up and organizational costs                                2
                                                                  -------------
                                                                         2,464
         Valuation allowance                                            (2,453)
                                                                  -------------
         Total deferred tax assets                                          11

         Deferred tax liabilities:
            Fixed assets and software                                      (11)
                                                                  -------------
         Net deferred income taxes                                $          -
                                                                  =============

                                 EDIETS.COM, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Realization of the Company's deferred tax assets is not reasonably assured; therefore, they are fully reserved with a valuation allowance. The change in the valuation allowance for the years ended December 31, 2000 and 1999 was an increase of approximately $2,094,000 and $121,000, respectively, resulting primarily from the net operating losses generated during the periods.

The Company has incurred net losses since inception. At December 31, 2000, the Company had approximately $6,153,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2020.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense for the years ended December 31, 2000 and 1999 is as follows:

                                                        2000           1999
                                                   -----------------------------

        Tax at U.S. statutory rate                       (34.00) %   (34.00) %
        State taxes, net of federal benefit               (3.61)      (2.44)
        Non-deductible items                               0.22       11.19
        Changes in valuation allowance                    37.39       25.25
                                                   ------------- ---------------
                                                              -  %        -  %
                                                   ============= ===============


10.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission on applying generally accepted accounting principles to revenue recognition in financial statements. The staff of the Securities and Exchange Commission believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," ("SAB 101B"). SAB 101B delayed the implementation of SAB 101 until the fourth quarter of the Company's fiscal year 2000. The adoption of SAB 101, as amended, did not have a material impact on the Company's financial position, results of operations or cash flows.

As of January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects the adoption of SFAS 133 in fiscal 2001, as well as the effect on subsequent periods, to be immaterial.

11.  FOURTH QUARTER ADJUSTMENTS - UNAUDITED

During the fourth quarter of 2000, the Company recorded certain adjustments, including an adjustment to decrease its allowance for doubtful accounts due to the subsequent collection of an account receivable that was previously reserved and an adjustment to decrease accrued year-end bonuses. These adjustments increased net income for the fourth quarter of 2000 by approximately $250,000.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------

 10.15 Letter Agreement dated December 19, 2000 between Registrant and David J. Schofield

 10.16 Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd.

 10.17 Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd.

 10.18 Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc.

 10.19 Agreement for Services dated February 16, 2000 between Registrant and Professional Employee Management, Inc.

 10.20 Advertising Insertion Order dated October 13, 2000 between Registrant and Lifeminders, Inc. (3)

 10.21 Licensing Agreement dated August 29, 2000 between Registrant and eDirect, Inc.

 10.23 First Amendment dated November 1, 2000 to the Sponsorship Agreement between Registrant and iVillage.com (3)

 10.24 Termination and Release Agreement dated December 1, 2000 between Registrant and iVillage.com

 10.25 Interactive Services Agreement dated November 23, 2000 between Registrant and America Online, Inc. (3)

 10.26 License and Marketing Agreement dated July 19, 2000 between Registrant and Intel Corporation

 10.27 Internet Advertising and Ad Serving Agreement dated October 10, 2000 between Registrant and L90, Inc.

 10.28 Agreement dated November 3, 2000 between Registrant and Laurel Advisors, L.L.C.

 21.1          Subsidiaries of the Registrant

 23.1          Consent of Ernst & Young LLP