Form 10QSB
period 2001-03-31
EDIETS COM INC
filed 2001-05-14
CIK 1094058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No ____

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

At May 10, 2001, there were 13,553,104 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   ____Yes      X   No

                                 Index to Items

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of March 31, 2001           3

         Condensed Consolidated Statements of Operations - Three months
         ended March 31, 2001 and 2000                                       4

         Condensed Consolidated Statements of Cash Flows - Three months
         ended March 31, 2001 and 2000                                       5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signature Page                                                              14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                 (In thousands)
                                   (Unaudited)

                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $ 2,122
     Accounts receivable, net                                               302
     Prepaid advertising costs                                              293
     Prepaid expenses and other current assets                              186
                                                                        -------
Total current assets                                                      2,903

Restricted cash                                                             236
Prepaid advertising costs                                                   995
Property and equipment, net                                                 779
                                                                        -------
Total assets                                                            $ 4,913
                                                                        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $   612
     Accrued liabilities                                                  1,176
     Current portion of capital lease obligations                            70
     Deferred revenue                                                     2,477
                                                                        -------
Total current liabilities                                                 4,335

Capital lease obligations, net of current portion                            87

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value - 1,000 shares authorized, no
       shares issued and outstanding                                       --
     Common stock, $0.001 par value - 20,000 shares authorized,
       13,553 shares issued and outstanding                                  14
     Additional paid-in capital                                           7,297
     Unearned compensation                                                   (7)
     Accumulated deficit                                                 (6,813)
                                                                        -------
Total stockholders' equity                                                  491
                                                                        -------
Total liabilities and stockholders' equity                              $ 4,913
                                                                        =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001          2000
                                                       --------      --------
REVENUE                                                $  4,370      $  1,134

COSTS AND EXPENSES:
   Cost of revenue                                          295           128
   Product development                                       81            43
   Sales and marketing                                    3,114         1,581
   General and administrative                               760           642
   Depreciation and amortization                             98            58
                                                       --------      --------
Total costs and expenses                                  4,348         2,452
                                                       --------      --------
Income (loss) from operations                                22        (1,318)
Other income, net                                             4            74
                                                       --------      --------
        Net income (loss)                              $     26      $ (1,244)
                                                       ========      ========
Earnings (loss) per common share
     Basic                                             $   0.00      $  (0.10)
                                                       ========      ========
     Diluted                                           $   0.00      $  (0.10)
                                                       ========      ========
Weighted average common shares outstanding

     Basic                                               13,553        12,645
                                                       ========      ========
     Diluted                                             14,659        12,645
                                                       ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                         ----------------------------
                                                                              2001          2000
                                                                            -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $    26       $(1,244)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                 98            58
   (Recovery) provision for bad debt                                            (24)           14
   Non-cash compensation                                                         42            57
   Changes in operating assets and liabilities:
       Accounts receivable                                                      374          (115)
       Prepaid expenses and other current assets                               (247)       (1,597)
       Restricted cash                                                         (116)         --
       Accounts payable and accrued liabilities                                (112)          561
       Deferred revenue                                                       1,126           372
                                                                            -------       -------
Net cash provided by (used in) operating activities                           1,167        (1,894)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases property and equipment                                               (113)         (260)
                                                                            -------       -------
Net cash used in investing activity                                            (113)         (260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                                                 --            (169)
Repayment of capital lease obligations                                          (19)          (10)
                                                                            -------       -------
Net cash used in financing activities                                           (19)         (179)
                                                                            -------       -------
Net increase (decrease) in cash and cash equivalents                          1,035        (2,333)

Cash and cash equivalents, beginning of period                                1,087         6,283
                                                                            -------       -------
Cash and cash equivalents, end of period                                    $ 2,122       $ 3,950
                                                                            =======       =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Equipment acquired under capital leases                               $    18       $    55
                                                                            =======       =======
      Value of warrants issued for services                                 $   158       $  --
                                                                            =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EDIETS.COM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, may vary from these estimates.

Certain reclassifications have been made for consistent presentation.

3.  Stockholders' Equity

In connection with the Company's 1999 Private Placement, the Company had issued 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees now hold 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrants at the date of modification has been charged to equity during the quarter ended March 31, 2001.

                                 EDIETS.COM, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2001, the Company entered into a consulting agreement whereby a consultant was to work with management to strategize and coordinate all public, media and investor relations efforts of the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $160,000, of which approximately $40,000 has been recognized as compensation expense in the condensed consolidated statement of operations for the three months ended March 31, 2001. From the outset of the agreement, the services it would cover have been in dispute. The Company is assessing what course to take with respect to the matter.

4.  Equity Investment

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

5.  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method).

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share information):

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2001          2000
                                                              --------      --------
Basic earnings (loss) per common share:
Net income (loss)                                             $     26      $ (1,244)
Weighted average common shares outstanding                      13,553        12,645
Basic earnings (loss) per common share                        $   0.00      $  (0.10)
                                                              ========      ========
Diluted earnings (loss) per common share:
Net income (loss)                                             $     26      $ (1,244)
Weighted average common shares outstanding                      13,553        12,645
Effect of dilutive potential common shares:
     Stock options and warrants                                  1,106          --
                                                              --------      --------
Adjusted weighted average shares and assumed conversions        14,659        12,645
                                                              ========      ========
Diluted earnings (loss) per common share                      $   0.00      $  (0.10)
                                                              ========      ========

                                 EDIETS.COM, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Income Taxes

No provision for income taxes has been recorded for the quarter ended March 31, 2001 as the Company expects to be able to offset substantially all taxable income for the period with available net operating loss carryforwards from prior years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made herein that use the words "may", "will", "anticipate", "continue", "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties which could cause the actual results, performance or achievements of the Company to be materially different from those which may be expressed or implied by such statements. These risks and uncertainties include, among others, changes in general economic and business conditions, changes in product acceptance by consumers, effectiveness of sales and marketing efforts, loss of market share and pressure on prices resulting from competition, and inability to obtain sufficient financing. For additional information regarding these and other risks and uncertainties associated with eDiets.com business, reference is made to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and other reports filed from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OUR BUSINESS

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program, which we call our eDiets program, that is unique to each consumer and then deliver it directly to the individual's home or office via the Internet.

We also publish eDiets News, a newsletter that is an online diet information resource. We currently email our newsletter four times a week to a community of over 4.8 million consumers who have completed our questionnaire, received a personal profile and have provided us with an email address.

In November 2000, we entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market our online weight loss programs in Europe, Australia and New Zealand. Under the terms of our joint venture agreement, we received a 60% interest in the joint venture primarily in return for the license of our international technology rights to the joint venture. The initial international launch occurred in the United Kingdom in March 2001.

In January 2001, we launched a personalized exercise and fitness program to supplement our basic diet program. Our fitness model contains personalized workout schedules, complete with animated exercise instruction.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                            Three Months Ended March 31,
                                               2001              2000
                                            ----------------------------
         Revenue                                100%             100%
         Cost of revenue                          7               11
         Product development                      2                4
         Sales and marketing                     71              140
         General and administrative              17               57
         Depreciation and amortization            2                5
         Other income, net                        *                7
         Net income (loss)                        1             (110)

* less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenue increased 285% to $4,370,000 for the three months ended March 31, 2001 compared to $1,134,000 for the three months ended March 31, 2000. The increase in revenue was mainly due to the increase in the number of subscribers to our diet program and to a lesser extent an increase in membership prices in the current period. Paying members at March 31, 2001 were approximately 185,000 compared to 66,000 in the comparable period a year ago. The principal reason for the increase in the number of our members was the expansion of our advertising efforts and the continued success in the Company's internal marketing efforts via its newsletters. Approximately 6% of our revenues in the three months ended March 31, 2001 came from additional sources of revenue: opt-in email revenue and advertising and affiliate revenue.

Opt-in email revenue increased 14% to $126,000 for the three months ended March 31, 2001 compared to $111,000 for the same period in the prior year. Such revenue is from the sale of email addresses of visitors to our web site who have authorized us to allow third party solicitations and is included in total revenues.

Advertising and affiliate revenue increased 163% to $137,000 for the three months ended March 31, 2001 compared to $52,000 for the same period in the prior year. Such revenue is from the sale of advertising on our web site and is included in total revenues.

As of March 31, 2001, we had deferred revenue of $2,477,000 relating to membership payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, revenue sharing costs, consulting costs for professionals that provide online meetings, and salary payments to our nutritional staff. Cost of revenues increased to $295,000 or 7% of revenues for the three months ended March 31, 2001 from $128,000 or 11% of revenues for the three months ended March 31, 2000. The dollar increase was primarily attributable to increased revenue sharing costs and additional personnel costs incurred for our nutritional staff.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $81,000 or 2% of revenues for the three months ended March 31, 2001 from $43,000 or 4% of revenues for the three months ended March 31, 2000. The dollar increase was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our web site.

Sales and marketing expenses consist primarily of Internet advertising expenses and are generally incurred prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased to $3,114,000 or 71% of revenues, for the three months ended March 31, 2001 from $1,581,000 or 140% of revenues for the three months ended March 31, 2000. The dollar increase in sales and marketing expenses was primarily due to more extensive advertising with several major Internet portals, including several of the American Online websites, Women.com, and eUniverse. At March 31, 2001, the Company had approximately $1,288,000 of prepaid advertising primarily representing future communication costs.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $760,000 or 17% of revenues, for the three months ended March 31, 2001, from $642,000 or 57% of revenues for the three months ended March 31, 2000. The dollar increase was primarily due to the increases in personnel costs and general overhead.

Depreciation and amortization expenses increased to $98,000 or 2% of revenues, for the three months ended March 31, 2001, from $58,000 or 5% of revenues, for the three months ended March 31, 2000. The dollar increase was primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same period in the prior year.

Other income, net, which consists primarily of interest income, decreased to $4,000 in the current quarter from $74,000 in the prior year's comparable quarter. The decrease was primarily due to a lower average invested cash balance for the current period as compared to the same period in the prior year.

As a result of the factors discussed above, we recorded net income of $26,000 for the three months ended March 31, 2001 compared to a net loss of $1,244,000 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash and cash equivalents of $2,122,000. For the three months ended March 31, 2001, net cash provided by operating activities was $1,167,000 and was primarily due to an increase in deferred revenue and a decrease in accounts receivable. Net cash used in investing activities was $113,000 and related to purchases of computer equipment. Net cash used in financing activities was $19,000 for the period.

We have online advertising commitments with major Internet portals totaling approximately $9.1 million over the next two years, of which approximately $6.0 million is payable over the next twelve months.

In December 2000, we obtained an irrevocable standby letter of credit from a bank in the amount of $75,000 that expires in January 2002. In March 2001, we increased the letter of credit to $200,000. The letter of credit is collaterized by our cash equivalents and is being used to guarantee the obligations under capital leases for computer servers. As of March 31, 2001 we had approximately $18,000 in leased equipment against the letter of credit.

Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was issued in June 1998, and its amendments, Statements 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and 138, "Accounting for Derivative Instruments and Certain Hedging Activities" issued in June 1999 and June 2000, respectively (collectively referred to as SFAS 133). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The impact of adopting SFAS 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     4.1      Warrant dated January 8, 2001 issued to Mallory Factor, Inc.

     10.1     Agreement dated March 29, 2001 between the Company and Microsoft
                  Corporation.  (1)

     10.2     Agreement dated March 21, 2001 between the Company and
                  LifeMinders, Inc. (1)

     10.3     Agreement dated March 21, 2001 between the Company and Sportsline
                  USA, Inc. d/b/a CBS SportsLine.com. (1)

     10.4     Agreement dated February 28, 2001 between the Company and
                  Women.com networks. (1)

     10.5     Agreement dated March 28, 2001 between the Company, Whale
                  Securities Co., L.P., Mattew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok.

     10.6     Agreement dated March 19, 2001 between the Company and eUniverse,
                  Inc. (1)

     10.7     Arrangement Letter dated January 29, 2001 between the Company and
                  Mallory Factor, Inc.

     (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on January 19, 2001 with respect to:

     Item 5 - Other Events. To disclose the Interactive Services Agreement with America Online, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        eDiets.com, Inc.

                                        /s/ ROBERT T. HAMILTON
                                        -----------------------------
                                        ROBERT T. HAMILTON
                                        Chief Financial Officer
                                        (Principal Financial Officer)

DATE: May 14, 2001

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
     4.1      Warrant dated January 8, 2001 issued to Mallory Factor, Inc.

     10.1 Agreement dated March 29, 2001 between the Company and Microsoft Corporation.

     10.2     Agreement dated March 21, 2001 between the Company and
              LifeMinders, Inc.

     10.3 Agreement dated March 21, 2001 between the Company and Sportsline USA, Inc. d/b/a CBS SportsLine.com.

     10.4 Agreement dated February 28, 2001 between the Company and Women.com networks.

     10.5 Agreement dated March 28, 2001 between the Company, Whale Securities Co., L.P., Mattew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok.

     10.6     Agreement dated March 19, 2001 between the Company and eUniverse,
              Inc.

     10.7 Arrangement Letter dated January 29, 2001 between the Company and Mallory Factor, Inc.