Form 10QSB
period 2001-06-30
EDIETS COM INC
filed 2001-08-08
CIK 1094058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ----------------

                                  FORM 10-QSB

                               ----------------

                                  (Mark One)

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001      Commission File Number 0-30559


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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

At August 6, 2001, there were 13,586,566 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):      Yes     X  No
                                                            ---        ---

--------------------------------------------------------------------------------

                                Index to Items


                                                                            Page
                                                                            ----
Part I - Financial Information
------------------------------


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of June 30, 2001            3

         Condensed Consolidated Statements of Operations - Three months
         and six months ended June 30, 2001 and 2000                         4

         Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 2001 and 2000                                        5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9


Part II - Other Information
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                   13

Signature Page                                                              14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2001
                                 (In thousands)
                                  (Unaudited)


                              ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                          $ 1,867

     Accounts receivable, net                                               442

     Prepaid advertising costs                                              333

     Prepaid expenses and other current assets                              226
                                                                        -------
Total current assets                                                      2,868


Restricted cash                                                             238

Prepaid advertising costs                                                 1,043

Property and equipment, net                                                 930
                                                                        -------
Total assets                                                            $ 5,079
                                                                        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                   $   391

     Accrued liabilities                                                  1,593

     Current portion of capital lease obligations                           120

     Deferred revenue                                                     2,174
                                                                        -------
Total current liabilities                                                 4,278

Capital lease obligations, net of current portion                           141

STOCKHOLDERS' EQUITY:

     Common stock                                                            14

     Additional paid-in capital                                           7,308

     Unearned compensation                                                   (5)

     Accumulated deficit                                                 (6,657)
                                                                        -------
Total stockholders' equity                                                  660
                                                                        -------
Total liabilities and stockholders' equity                              $ 5,079
                                                                        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDIETS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                 June 30,
                                                ---------------------------              -------------------------
                                                  2001                2000                 2001              2000
                                                -------             -------              -------           -------

REVENUE                                         $ 6,149             $ 2,266              $10,519           $ 3,400

COSTS AND EXPENSES:

  Cost of revenue                                   227                 110                  522               238

  Product development                               127                  65                  208               108

  Sales and marketing                             4,555               4,569                7,669             6,150

  General and administrative                        966                 756                1,726             1,398

  Depreciation and amortization                     118                  82                  216               140
                                                -------             -------              -------           -------
Total costs and expenses                          5,993               5,582               10,341             8,034
                                                -------             -------              -------           -------

Income (loss) from operations                       156              (3,316)                 178            (4,634)

Other income, net                                     3                  37                    7               111

Provision for income taxes                           (4)                  -                   (4)                -
                                                -------             -------              -------           -------
    Net income (loss)                           $   155             $(3,279)             $   181           $(4,523)
                                                =======             =======              =======           =======

Earnings (loss) per common share
  Basic and diluted                             $  0.01             $ (0.25)             $  0.01           $ (0.35)
                                                =======             =======              =======           =======
Weighted average common shares
outstanding
  Basic                                          13,562              13,094               13,557            12,870
                                                =======             =======              =======           =======
  Diluted                                        14,814              13,094               14,724            12,870
                                                =======             =======              =======           =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDIETS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                   Six Months Ended June 30,
                                                                                            -------------------------------------
                                                                                              2001                          2000
                                                                                            -------                       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $  181                        $(4,523)
Adjustments to reconcile net income (loss) to net cash provided by (used
 in) operating activities:
 Depreciation and amortization                                                                 216                           140
 Provision (recovery) for bad debt                                                              (6)                           34
 Non-cash compensation                                                                         121                           121
 Changes in operating assets and liabilities:
   Accounts receivable                                                                         224                          (179)
   Prepaid expenses and other current assets                                                  (415)                         (635)
   Restricted cash                                                                            (118)                            -
   Accounts payable and accrued liabilities                                                     60                         1,029
   Deferred revenue                                                                            822                           868
                                                                                            ------                        ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          1,085                        (3,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                           (249)                         (343)
                                                                                            ------                        ------
NET CASH USED IN INVESTING ACTIVITIES                                                         (249)                         (343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                                                                 (10)                         (173)
Repayment of capital lease obligations                                                         (46)                          (23)
                                                                                            ------                        ------
NET CASH USED IN FINANCING ACTIVITIES                                                          (56)                         (196)
                                                                                            ------                        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           780                        (3,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,087                         6,283
                                                                                            ------                        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $1,867                        $2,599
                                                                                            ======                        ======


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Value of warrants issued for services                                                    $  158                        $    -
                                                                                            ======                        ======
   Equipment acquired under capital leases                                                  $  149                        $   55
                                                                                            ======                        ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)


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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

3.  Stockholders' Equity

In connection with the Company's 1999 Private Placement, the Company had issued 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees now hold 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrants at the date of modification was charged to equity during the quarter ended March 31, 2001.

                                EDIETS.COM, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2001, the Company entered into a consulting agreement whereby the consultant is to work with management to strategize and coordinate all public, media and investor relations efforts of the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $160,000, of which approximately $80,000 has been recognized as compensation expense in the condensed consolidated statement of operations for the six months ended June 30, 2001.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share information):

                                                              Three Months Ended                            Six Months Ended
                                                                   June 30,                                     June 30,
                                                      --------------------------------              ------------------------------
                                                        2001                    2000                  2001                   2000
                                                      -------                  -------              -------                -------

Basic earnings (loss) per common share:
Net income (loss)                                     $   155                 $(3,279)              $   181                $(4,523)
Weighted average common shares outstanding             13,562                  13,094                13,557                 12,870
Basic earnings (loss) per common share                $  0.01                 $ (0.25)              $  0.01                $ (0.35)
                                                      =======                 =======               =======                =======


Diluted earnings (loss) per common share:
Net income (loss)                                     $   155                 $(3,279)              $   181                $(4,523)
Weighted average common shares outstanding             13,562                  13,094                13,557                 12,870
Effect of dilutive potential common shares:
  Stock options and warrants                            1,252                       -                 1,167                      -
                                                      -------                 -------               -------                -------
Adjusted weighted average shares and
  assumed conversions                                  14,814                  13,094                14,724                 12,870
                                                      =======                 =======               =======                =======
Diluted earnings (loss) per common share              $  0.01                 $ (0.25)              $  0.01                $ (0.35)
                                                      =======                 =======               =======                =======

                                EDIETS.COM, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Income Taxes

Income tax expense for the three and six months ended June 30, 2001 was $4,000 and relates to a provision for alternative minimum taxes as the Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

7.  Subsequent Event

On July 6, 2001, the Company and DietSmart, Inc. a Delaware corporation ("DietSmart"), entered into a Letter Agreement (the "Letter Agreement"), pursuant to which the Company agreed to acquire all of the outstanding capital stock of DietSmart for (i) 2 million shares of common stock, par value $.001 per share, of the Company, and (ii) $2.5 million in cash, payable in installments with interest beginning on the closing date and continuing over a period of time not to exceed 15 months. The closing of the transaction is conditioned upon, among other things, satisfactory completion by each of the parties of a confirmatory due diligence review and the negotiation and execution of definitive documentation (including employment agreements with certain executive members of DietSmart), which the parties are obligated in good faith to negotiate, execute and deliver. In the event the definitive agreements are not entered into on or prior to August 20, 2001, under certain circumstances, the Company will be obligated to pay DietSmart a fee of $250,000 plus reimburse DietSmart for up to $50,000 of legal expenses incurred by DietSmart in connection with the transaction.

Subsequent to the execution of the Letter Agreement, on July 11, 2001 eDiets loaned DietSmart $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made herein that use the words "may", "will", "anticipate", "continue", "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties which could cause the actual results, performance or achievements of the Company to be materially different from those which may be expressed or implied by such statements. These risks and uncertainties include, among others, changes in general economic and business conditions, changes in product acceptance by consumers, effectiveness of sales and marketing efforts, loss of market share and pressure on prices resulting from competition, and inability to obtain sufficient financing. For additional information regarding these and other risks and uncertainties associated with our business, reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and other reports filed from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.


OUR BUSINESS

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program, which we call our eDiets program, that is unique to each consumer and then deliver it directly to the individual's home or office via the Internet.

We also publish eDiets News, a newsletter that is an online diet information resource. We currently email our newsletter four times a week to a community of over 6.2 million consumers who have completed our questionnaire, received a personal profile and have provided us with an email address.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        --------------------             --------------------
                                                         2001          2000               2001          2000
                                                        ------        ------             ------        ------


        Revenue                                          100%          100%               100%          100%
        Cost of revenue                                    4             5                  5             7
        Product development                                2             3                  2             3
        Sales and marketing                               74           202                 73           181
        General and administrative                        15            33                 16            41
        Depreciation and amortization                      2             4                  2             4
        Other income, net                                  *             2                  *             3
        Income taxes                                       *             -                  *             -
        Net income (loss)                                  3          (145)                 2          (133)
        * less than 1%

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

Revenue increased 171% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and 209% to $10,519,000 for the six months ended June 30, 2001 compared to $3,400,000 for the same period in 2000. The increase in revenue for the three and six months ended June 30, 2001 was primarily due to the increased number of subscribers to our diet program and, to a lesser extent, an increase in membership prices in the first quarter. Unique members during the three months ended June 30, 2001 were approximately 275,000 as compared to 130,000 unique members for the same period in the prior year. Paying members as of June 30, 2001 were approximately 207,000 compared to 107,000 as of June 30, 2000. The principal reason for the increase in the number of our members was the expansion of our online advertising efforts and the continued success in the Company's internal marketing efforts via its newsletters. Approximately 8% and 7% of our revenues in the three and six months ended June 30, 2001, respectively, came from additional sources of revenue such as opt-in email revenue, advertising revenue, affiliate or commission revenue and e-commerce revenue.

As of June 30, 2001, the Company had deferred revenue of $2,174,000 relating to membership payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, revenue sharing costs, consulting costs for professionals that provide online meetings, and salary payments to the Company's nutritional staff. Cost of revenue increased to $227,000 and $522,000 for the three and six months ended June 30, 2001, respectively, as compared to $110,000 and $238,000 for the same periods in the prior year, respectively. The dollar increases were primarily attributable to increased revenue sharing costs and additional personnel costs incurred for our nutritional staff.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $127,000 and $208,000 for the three and six months ended June 30, 2001, respectively, as compared to $65,000 and $108,000 for the corresponding periods in the prior year, respectively. The dollar increases were primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout the Company's web site.

Sales and marketing expenses consist primarily of Internet advertising expenses and are generally incurred prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses decreased by $14,000 for the three months ended June 30, 2001, and increased by $1,519,000 for the six months ended June 30, 2001, as compared to the same periods in the prior year. The change in sales and marketing expenses was primarily due to the Company's more extensive advertising placements with major Internet portals, including several of the American Online websites, Women.com, iVillage, Microsoft and eUniverse offset by the minimal use of offline advertising in the current periods. Included in sales and marketing expenses for the 2000 periods is a $3.0 million expense related to the offline advertising campaign that began in the second quarter of 2000. This campaign, which was the first offline advertising campaign for the Company, consisted of radio commercials and print advertisements in magazines targeted to potential members. New members from the campaign were less than expected and as a result the Company terminated its agreement with its advertising agency in June 2000 and halted any future offline advertising spending not already committed. At June 30, 2001, the Company had approximately $1,376,000 of prepaid advertising related to future advertising with these Internet portals.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $966,000 and $1,726,000 for the three and six months ended June 30, 2001, respectively, from $756,000 and $1,398,000 for the same periods in the prior year, respectively. The dollar increases were primarily due to increases in personnel costs, professional fees and general overhead.

Depreciation and amortization expenses increased to $118,000 and $216,000 for the three and six months ended June 30, 2001, respectively, from $82,000 and $140,00 for the corresponding periods in the prior year, respectively. The increases were primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same periods in the prior year.

Other income, net, which consists primarily of interest income, decreased by $34,000 and $104,000 for the three and six months ended June 30, 2001, respectively, from the corresponding periods in the prior year. The decrease was primarily due to a lower average invested cash balance for the current periods as compared to the same periods in the prior year.

Income tax expense for the three and six months ended June 30, 2001 relate to a provision for alternative minimum taxes as the Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

As a result of the factors discussed above, we recorded net income of $155,000 and $181,000 for the three and six months ended June 30, 2001, respectively, compared to a net loss of $3,279,000 and $4,523,000 in the same periods in the prior year, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of $1,867,000. For the six months ended June 30, 2001, net cash provided by operating activities of $1,085,000 was primarily due to an increase in deferred revenue and a decrease in accounts receivable. Net cash used in investing activities was $249,000 and related to purchases of computer equipment and furniture. Net cash used in financing activities was $56,000 for the period and was principally used for the repayment of capital lease obligations.

We have online advertising commitments with major Internet portals totaling approximately $7.5 million over the next two years, of which approximately $5.8 million is payable over the next twelve months.

In December 2000, we obtained an irrevocable standby letter of credit from a bank in the amount of $75,000 that expires in January 2002. In March 2001, we increased the letter of credit to $200,000. The letter of credit is collaterized by our cash equivalents and is being used to guarantee the obligations under capital leases for computer servers. As of June 30, 2001 we had approximately $149,000 in leased equipment against the letter of credit.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     10.1 Amendment to Interactive Services Agreement dated May 23, 2001 between the Company and America Online, Inc. (1)

     10.2 Amendment to Master Advertising Agreement dated June 4, 2001 between the Company and Microsoft Corporation (1)

     10.3 Second Amendment to Content License Agreement dated June 25, 2001 between the Company and Yahoo! Inc. (1)

     (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(b) During the three months ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                eDiets.com, Inc.


                                /s/ ROBERT T. HAMILTON
                                -----------------------
                                ROBERT T. HAMILTON
                                Chief Financial Officer
                                (Principal Financial Officer)



DATE: August 8, 2001

                                 Exhibit Index

Ex#                           Exhibit Description

     10.1 Amendment to Interactive Services Agreement dated May 23, 2001 between the Company and America Online, Inc. (1)

     10.2 Amendment to Master Advertising Agreement dated June 4, 2001 between the Company and Microsoft Corporation (1)

     10.3 Second Amendment to Content License Agreement dated June 25, 2001 between the Company and Yahoo! Inc. (1)

     (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.