Form 10QSB
period 2001-09-30
EDIETS COM INC
filed 2001-11-09
CIK 1094058

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                  FORM 10-QSB
                                _______________


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001        Commission File Number 0-30559

                               eDiets.com, Inc.
       (Exact name of small business issuer as specified in its charter)


           Delaware                                              56-0952883
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                          3801 W. Hillsboro Boulevard
                        Deerfield Beach, Florida 33442
                   (Address of principal executive offices)

                                (954) 360-9022
               (Issuer's telephone number, including area code)
                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No ___

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

At November 7, 2001, there were 15,601,135 shares of common stock, which includes 531,766 shares exchangeable into common stock, outstanding. The exchangeable shares were issued in connection with the acquisition of Dietsmart, Inc., effective October 19, 2001.

Transitional Small Business Disclosure Format (check one):  ____Yes       X   No
                                                                       ------

                                Index to Items


                                                                                         Page
                                                                                         ----
Part I - Financial Information
------------------------------


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2001                      3

         Condensed Consolidated Statements of Operations - Three
         months and nine months ended September 30, 2001 and 2000                           4

         Condensed Consolidated Statements of Cash Flows - Nine months
         ended September 30, 2001 and 2000                                                  5

         Notes to Condensed Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          9

Part II - Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                               13

Item 6.  Exhibits and Reports on Form 8-K                                                  13

Signature Page                                                                             14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                 (In thousands)
                                  (Unaudited)

                              ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                           $           2,045
    Accounts receivable, net                                                          492
    Prepaid advertising costs                                                       1,269
    Prepaid expenses and other current assets                                         218
                                                                        -----------------
Total current assets                                                                4,024

Restricted cash                                                                       240
Other long term assets                                                                381
Property and equipment, net                                                           994
                                                                        -----------------
Total assets                                                            $           5,639
                                                                        =================
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                    $             753
    Accrued liabilities                                                             1,683
    Current portion of capital lease obligations                                      126
    Deferred revenue                                                                1,783
                                                                        -----------------
Total current liabilities                                                           4,345

Capital lease obligations, net of current portion                                     136

STOCKHOLDERS' EQUITY:
    Common stock                                                                       14
    Additional paid-in capital                                                      7,300
    Unearned compensation                                                              (4)
    Accumulated deficit                                                            (6,152)
                                                                        -----------------
Total stockholders' equity                                                          1,158
                                                                        -----------------
Total liabilities and stockholders' equity                              $           5,639
                                                                        =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDIETS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                            September 30,
                                              ---------------------------------      ---------------------------------
                                                   2001               2000                2001               2000
                                              -------------      --------------      -------------      --------------
      REVENUE                                 $       6,997      $       3,765       $      17,516      $        7,165

      COSTS AND EXPENSES:
        Cost of revenue                                 348                145                 870                 383
        Product development                             170                 56                 378                 164
        Sales and marketing                           4,703              4,045              12,372              10,195
        General and administrative                    1,122              1,023               2,848               2,421
        Depreciation and amortization                   139                 84                 355                 224
                                              -------------      --------------      -------------      --------------
      Total costs and expenses                        6,482              5,353              16,823              13,387
                                              -------------      --------------      -------------      --------------
      Income (loss) from operations                     515             (1,588)                693              (6,222)
      Other income, net                                   -                 23                   7                 134
      Provision for income taxes                        (10)                 -                 (14)                  -
                                              -------------      --------------      -------------      --------------
          Net income (loss)                   $         505      $      (1,565)      $         686      $       (6,088)
                                              =============      ==============      =============      ==============

      Earnings (loss) per common share
        Basic                                 $        0.04      $       (0.12)      $        0.05      $        (0.46)
                                              =============      ==============      =============      ==============
        Diluted                               $        0.03      $       (0.12)      $        0.05      $        (0.46)
                                              =============      ==============      =============      ==============

      Weighted average common and common
      equivalent shares outstanding
        Basic                                        13,587             13,553              13,567              13,101
                                              =============      ==============      =============      ==============
        Diluted                                      14,633             13,553              14,693              13,101
                                              =============      ==============      =============      ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                            ----------------------------------------------------
                                                                                     2001                         2000
                                                                            ----------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $                 686         $              (6,088)
Adjustments to reconcile net income (loss) to net cash provided by (used
 in) operating activities:
 Depreciation and amortization                                                                355                           224
 Provision for bad debt                                                                        36                           151
 Non-cash compensation                                                                        175                           185
 Changes in operating assets and liabilities:
   Accounts receivable                                                                        130                          (534)
   Prepaid expenses and other current assets                                                 (351)                         (291)
   Restricted cash                                                                           (120)                            -
   Other long term assets                                                                    (381)                            -
   Accounts payable and accrued liabilities                                                   514                         1,808
   Deferred revenue                                                                           431                         1,319
                                                                            ----------------------        ----------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         1,475                        (3,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                          (410)                         (449)
                                                                            ----------------------        ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (410)                         (449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                                                                (32)                         (147)
Repayment of capital lease obligations                                                        (75)                          (39)
                                                                            ----------------------        ----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                        (107)                         (186)
                                                                            ----------------------        ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          958                        (3,861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              1,087                         6,283
                                                                            ----------------------        ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $               2,045         $               2,422
                                                                            ======================        ======================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
      Value of warrants issued for services                                 $                 158         $                   -
                                                                            ======================        ======================
      Equipment acquired under capital leases                               $                 179         $                  55
                                                                            ======================        ======================
      Receivable from stockholder charged to equity                         $                   -         $                  93
                                                                            ======================        ======================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)


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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, may vary from these estimates.

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

                                EDIETS.COM, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


In January 2001, the Company entered into a consulting agreement whereby the consultant is to work with management to strategize and coordinate all public, media and investor relations efforts of the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $160,000, of which approximately $120,000 has been recognized as compensation expense in the condensed consolidated statement of operations for the nine months ended September 30, 2001.

4.  Equity Investment

The Company has an investment in a foreign joint venture that is recorded pursuant to the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitment related to its investment recorded pursuant to the equity method of accounting has not been significant. As a result, this investment has not significantly impacted the Company's results of operations or its financial position.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share information):

                                                        Three Months Ended                             Nine Months Ended
                                                           September 30,                                 September 30,
                                             ----------------------------------------         ------------------------------------
                                                    2001                   2000                     2001                2000
                                             -----------------      -----------------         --------------     -----------------

Basic earnings (loss) per common share:
Net income (loss)                            $            505       $          (1,565)       $          686      $          (6,088)
Weighted average common shares outstanding             13,587                  13,553                13,567                 13,101
Basic earnings (loss) per common share       $           0.04       $           (0.12)       $         0.05      $           (0.46)
                                             =================      =================         ==============     =================
Diluted earnings (loss) per common share:
Net income (loss)                            $            505       $          (1,565)       $          686      $          (6,088)
Weighted average common shares outstanding             13,587                  13,553                13,567                 13,101
Effect of dilutive potential common shares:
     Stock options and warrants                         1,046                       -                 1,126                      -
                                             -----------------      -----------------         --------------     -----------------
Adjusted weighted average shares and
 assumed conversions                                   14,633                  13,553                14,693                 13,101
                                             =================      =================         ==============     =================
Diluted earnings (loss) per common share     $           0.03       $           (0.12)       $         0.05      $           (0.46)
                                             =================      =================         ==============     =================

                                EDIETS.COM, INC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2001 was $10,000 and $14,000, respectively, and relates to a provision for alternative minimum taxes as the Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.


7.  Subsequent Event

On October 19, 2001, the Company acquired DietSmart, Inc., a Delaware corporation ("DietSmart"). Under the terms of the merger agreement the Company acquired all of the outstanding capital stock of DietSmart for (i) 2 million shares of common stock, valued at $2.46 million, par value $.001 per share, of the Company, and (ii) $2.5 million in cash, payable in installments with interest beginning on the closing date and continuing over a period of time not to exceed 15 months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Current Report on Form 10-QSB, other than historical information may include forward-looking statements as defined in the Private Securities Reform Act of 1995. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

-     associated with the Company's ability to meet its' financial obligations;

-     associated with the relative success of marketing and advertising;

- associated with the continued attractiveness of the Company's diets and fitness programs;

- competition, including price competition and competition with self-help weight loss and medical programs;

- adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations; and

-     general economic and business conditions

For additional information regarding these and other risks and uncertainties associated with our business, reference is made to the Company's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000 and other reports filed by the Company from time to time with the Securities and Exchange Commission. No obligation is undertaken by the Company to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.


OUR BUSINESS

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program, which we call our eDiets program, that is unique to each consumer and then deliver it directly to the individual's home or office via the Internet.

We also publish eDiets News, a newsletter that is an online diet information resource. We currently email our newsletter four times a week to a community of over 6.5 million consumers who have completed our questionnaire, received a personal profile and have provided us with an email address.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                               --------------------             --------------------
                                                2001          2000               2001          2000
                                               ------        ------             ------        ------
Revenue                                          100%          100%               100%          100%

Cost of revenue                                    5             4                  5             5
Product development                                2             2                  2             2
Sales and marketing                               67           107                 71           142
General and administrative                        16            27                 16            35
Depreciation and amortization                      2             2                  2             3
Other income, net                                  *             *                  *             2
Income taxes                                       *             -                  *             -
Net income (loss)                                  7           (42)                 4           (85)

* less than 1%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue increased 86% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and 144% to $17,516,000 for the nine months ended September 30, 2001 compared to $7,165,000 for the same period in 2000. The increase in revenue for the three and nine months ended September 30, 2001 was primarily due to the increased number of subscribers to our diet program. Unique members during the three months ended September 30, 2001 were approximately 301,000 as compared to 193,000 unique members for the same period in the prior year. Paying members as of September 30, 2001 were approximately 210,000 compared to 148,000 as of September 30, 2000. The principal reason for the increase in the number of our members was the expansion of our online advertising efforts and the continued success in the Company's internal marketing efforts via its newsletters. Approximately 9% and 8% of our revenue in the three and nine months ended September 30, 2001, respectively, came from additional sources of revenue such as opt-in email revenue, advertising revenue, affiliate or commission revenue and e-commerce revenue.

As of September 30, 2001, the Company had deferred revenue of $1,783,000 relating primarily to membership payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, revenue sharing costs, consulting costs for professionals that provide online meetings, and salary payments to the Company's nutritional staff. Cost of revenue increased to $348,000 and $870,000 for the three and nine months ended September 30, 2001, respectively, as compared to $145,000 and $383,000 for the same periods in the prior year, respectively. The dollar increases were primarily attributable to increased revenue sharing costs and additional personnel costs incurred for our nutritional staff.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $170,000 and $378,000 for the three and nine months ended September 30, 2001, respectively, as compared to $56,000 and $164,000 for the corresponding periods in the prior year, respectively. The dollar increases were primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout the Company's web site.

Sales and marketing expenses consist primarily of Internet advertising expenses and are generally incurred prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased by $658,000 for the three months ended September 30, 2001, and increased by $2,177,000 for the nine months ended September 30, 2001, as compared to the same periods in the prior year. The change in sales and marketing expenses was primarily due to the Company's more extensive advertising placements with major Internet portals, including several of the America Online websites, iVillage, Microsoft, Yahoo and eUniverse offset by the minimal use of offline advertising in the current periods compared to the prior years' periods. Included in sales and marketing expenses for the three and nine months ended September 30, 2000 is a $486,000 and $3.0 million expense, respectively, related to the Company's offline advertising campaign that began in the second quarter of 2000. This campaign, which was the first offline advertising campaign for the Company, consisted of radio commercials and print advertisements in magazines targeted to potential members. New members from the campaign were less than expected and as a result the Company terminated its agreement with its advertising agency in June 2000 and halted any future offline advertising spending not already committed.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,122,000 and $2,848,000 for the three and nine months ended September 30, 2001, respectively, from $1,023,000 and $2,421,000 for the same periods in the prior year, respectively. The dollar increases were primarily due to increases in personnel costs, professional fees and general overhead.

Depreciation and amortization expenses increased to $139,000 and $355,000 for the three and nine months ended September 30, 2001, respectively, from $84,000 and $224,000 for the corresponding periods in the prior year, respectively. The increases were primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same periods in the prior year.

Other income, net, which consists primarily of interest income, decreased by $23,000 and $127,000 for the three and nine months ended September 30, 2001, respectively, from the corresponding periods in the prior year. The decrease was primarily due to a lower average invested cash balance for the current periods as compared to the same periods in the prior year.

Income tax expense for the three and nine months ended September 30, 2001 relates to a provision for alternative minimum taxes as the Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

As a result of the factors discussed above, we recorded net income of $505,000 and $686,000 for the three and nine months ended September 30, 2001, respectively, compared to a net loss of $1,565,000 and $6,088,000 in the same periods in the prior year, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and cash equivalents of $2,045,000. For the nine months ended September 30, 2001, net cash provided by operating activities of $1,475,000 was primarily due to net income for the period and an increase in deferred revenue and accrued expenses and a decrease in accounts receivable. Net cash used in investing activities was $410,000 and related to purchases of computer equipment and furniture. Net cash used in financing activities was $107,000 for the period and was principally used for the repayment of capital lease obligations.

We currently have online advertising commitments with major Internet portals totaling approximately $740,000 over the next twelve months. We had a significant decrease in online advertising commitments in the current quarter due to the restructuring of our contract with America Online.

We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2003. The letter of credit is collaterized by our cash equivalents and is being used to guarantee the obligations under capital leases for computer servers. As of September 30, 2001 we had approximately $157,000 in leased equipment against the letter of credit.

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


Item 4.  Submission of Matters to a Vote of Security Holders

By a written consent dated June 4, 2001, the holders of 8,554,243 shares of the company's common stock, which constituted sixty-three percent of the issued and outstanding common stock, approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of stock from 21,000,000 to 51,000,000 (50,000,000 authorized shares of Common Stock and 1,000,000 shares of Preferred Stock). The Amendment became effective on July 25, 2001.


Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:


     3.2 Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation*

     10.1 Agreement of Compromise, Settlement, and Mutual Release dated September 28, 2001 between the Company and America Online, Inc. (1)

     10.2 Third Amendment to Content License Agreement dated September 25, 2001 between the Company and Yahoo! Inc. (1)

     10.3 Amended Revenue Share Program Agreement dated August 29, 2001 between the Company and eUniverse, Inc. (1)

     10.4 Land and Building Lease Agreement dated July 19, 2001 between Realty Income Corporation and Registrant*

     (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

     * Incorporated by reference to Amendment No. 2 to the Registration Statement on Form SB-2 as filed with SEC on August 6, 2001 (file No. 333-62046)


(b) A report on Form 8-K was filed with the Securities and Exchange Commission on July 17, 2001 with respect to:

     Item 9. Regulation FD Disclosure. To disclose the Letter Agreement between the Company and DietSmart.

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


                    /s/ ROBERT T. HAMILTON
                    -----------------------
                    ROBERT T. HAMILTON
                    Chief Financial Officer
                    (Principal Financial Officer)



DATE: November 9, 2001

                                 Exhibit Index

Ex #                          Exhibit Description

10.1 Agreement of Compromise, Settlement, and Mutual Release dated September 28, 2001 between the Company and America Online, Inc. (1)

10.2 Third Amendment to Content License Agreement dated September 25, 2001 between the Company and Yahoo! Inc. (1)

10.3 Amended Revenue Share Program Agreement dated August 29, 2001 between the Company and eUniverse, Inc. (1)