Form 10QSB/A
period 2001-06-30
EDIETS COM INC
filed 2002-02-13
CIK 1094058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

Transitional Small Business Disclosure Format (check one):  ____Yes      X   No
                                                                        ---

                                Explanatory Note:
This amendment on Form 10-QSB/A amends the registrant's quarterly report on Form 10-QSB for the quarterly period ended June 30, 2001 as filed by the registrant on August 8, 2001, and is being filed to reflect the restatement of the registrant's unaudited condensed consolidated financial statements. See Note 8 to the unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------

                                 Index to Items

                                                                                      Page
                                                                                      ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet (Restated) as of June 30, 2001             3

         Condensed Consolidated Statements of Operations (Restated) - Three
         months and six months ended June 30, 2001 and 2000                              4

         Condensed Consolidated Statements of Cash Flows (Restated) - Six months
         ended June 30, 2001 and 2000                                                    5

         Notes to Condensed Consolidated Financial Statements (Restated)                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           9


Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                               13

Signature Page                                                                          14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                 (In thousands)
                                   (Unaudited)


                                  ASSETS

     CURRENT ASSETS:                                              (Restated)
          Cash and cash equivalents                               $   1,867
          Accounts receivable, net                                      442
          Prepaid advertising costs                                     333
          Prepaid expenses and other current assets                     226
                                                                 ----------
     Total current assets                                             2,868

     Restricted cash                                                    238
     Prepaid advertising costs                                        1,043
     Property and equipment, net                                        930
                                                                 ----------
     Total assets                                                 $   5,079
                                                                 ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Accounts payable                                        $     391
          Accrued liabilities                                         1,593
          Current portion of capital lease obligations                  120
          Deferred revenue                                            2,549
                                                                 ----------

     Total current liabilities                                        4,653

     Capital lease obligations, net of current portion                  141

     STOCKHOLDERS' EQUITY:
          Common stock                                                   14
          Additional paid-in capital                                  7,308
          Unearned compensation                                          (5)
          Accumulated deficit                                        (7,032)
                                                                 ----------
     Total stockholders' equity                                         285
                                                                 ----------
     Total liabilities and stockholders' equity                   $   5,079
                                                                 ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                             June 30,
                                                     ----------------------------       -------------------------------
                                                          2001            2000              2001              2000
                                                       (Restated)                        (Restated)
                                                     -------------     ----------       ------------      ------------
REVENUE                                               $  5,774          $  2,266          $ 10,144          $  3,400

COSTS AND EXPENSES:
   Cost of revenue                                         227               110               522               238
   Product development                                     127                65               208               108
   Sales and marketing                                   4,555             4,569             7,669             6,150
   General and administrative                              966               756             1,726             1,398
   Depreciation and amortization                           118                82               216               140
                                                      --------          --------          --------          --------

Total costs and expenses                                 5,993             5,582            10,341             8,034
                                                      --------          --------          --------          --------

Loss from operations                                      (219)           (3,316)             (197)           (4,634)
Other income, net                                            3                37                 7               111
Provision for income taxes                                  (4)                -                (4)                -
                                                      --------          --------          --------          --------

        Net loss                                      $   (220)         $ (3,279)         $   (194)         $ (4,523)
                                                      ========          ========          ========          ========

Loss per common share
     Basic and diluted                                $  (0.02)         $  (0.25)         $  (0.01)         $  (0.35)
                                                      ========          ========          ========          ========

Weighted average common shares outstanding
     Basic and diluted                                  13,562            13,094            13,557            12,870
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

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                -------------------------------------
                                                                                     2001                  2000
                                                                                  (Restated)
                                                                                ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $          (194)       $       (4,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                            216                   140
   Provision (recovery) for bad debt                                                         (6)                   34
   Non-cash compensation                                                                    121                   121
   Changes in operating assets and liabilities:
       Accounts receivable                                                                  224                  (179)
       Prepaid expenses and other current assets                                           (415)                 (635)
       Restricted cash                                                                     (118)                    -
       Accounts payable and accrued liabilities                                              60                 1,029
       Deferred revenue                                                                   1,197                   868
                                                                                ------------------      ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       1,085                (3,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                        (249)                 (343)
                                                                                ------------------      ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (249)                 (343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                                                              (10)                 (173)
Repayment of capital lease obligations                                                      (46)                  (23)
                                                                                ------------------      ----------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (56)                 (196)
                                                                                ------------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        780                (3,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,087                 6,283
                                                                                ------------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $         1,867        $        2,599
                                                                                ==================     =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Value of warrants issued for services                                     $           158        $            -
                                                                                ==================     =================
      Equipment acquired under capital leases                                   $           149        $           55
                                                                                ==================     =================

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

5.  Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for all periods presented, as their effect is anti-dilutive.

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

                                 EDIETS.COM, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  Restatement of Financial Statements

On February 12, 2002 the Company announced the restatement of its results of operations for the three and six months ended June 30, 2001. The Company determined that certain diet and fitness subscription payment plans launched in the latter half of its second quarter had not been incorporated into the Company's deferred revenue calculations at June 30, 2001, and, as a result, the unaudited consolidated financial statements for the three and six months ended June 30, 2001 should be restated.

The balance sheet as of June 30, 2001 and the statement of operations for the three and six months ended June 30, 2001 presented herein reflect the restatement as follows (in thousands, except per share data):

                                                  As Previously
                                                     Reported        As Restated
                                                 ---------------    ------------
Balance Sheet as of June 30, 2001:
Deferred revenue                                 $    2,174       $   2,549
Accumulated deficit                                  (6,657)         (7,032)
Stockholders' equity                                    660             285


                                                   As Previously
                                                     Reported       As Restated
                                                  --------------    ------------
Statements of Operations:
     Three months ended June 30, 2001
     --------------------------------
     Revenue                                     $    6,149       $   5,774
     Net income (loss)                                  155            (220)
     Earnings (loss) per common share
          Basic and diluted                            0.01           (0.02)

     Six months ended June 30, 2001
     ------------------------------
     Revenue                                     $   10,519       $  10,144
     Net income (loss)                                  181            (194)
     Earnings (loss) per common share
          Basic and diluted                            0.01           (0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2001 the Company concluded that the calculation for deferred revenue did not include all the necessary information to be complete, and, as a result, the unaudited consolidated financial statements for the three and six months ended June 30, 2001 should be restated.

The information contained in this Current Report on Form 10-QSB/A, other than historical information may include forward-looking statements as defined in the Private Securities Reform Act of 1995. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    --------------------    ------------------
                                        2001     2000          2001    2000
                                     (Restated)             (Restated)
                                    --------------------    ------------------

      Revenue                           100%      100%       100%       100%
      Cost of revenue                     4         5          5          7
      Product development                 2         3          2          3
      Sales and marketing                79       202         76        181
      General and administrative         17        33         17         41
      Depreciation and amortization       2         4          2          4
      Other income, net                   *         2          *          3
      Income taxes                        *         -          *          -
      Net loss                           (4)     (145)        (2)      (133)

      * less than 1%

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

Revenue increased 155% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and 198% to $10,144,000 for the six months ended June 30, 2001 compared to $3,400,000 for the same period in 2000. The increase in revenue for the three and six months ended June 30, 2001 was primarily due to the increased number of subscribers to our diet program and, to a lesser extent, an increase in membership prices in the first quarter. Unique members during the three months ended June 30, 2001 were approximately 275,000 as compared to 130,000 unique members for the same period in the prior year. Paying members as of June 30, 2001 were approximately 207,000 compared to 107,000 as of June 30, 2000. The principal reason for the increase in the number of our members was the expansion of our online advertising efforts and the continued success in the Company's internal marketing efforts via its newsletters. Approximately 8% and 7% of our revenues in the three and six months ended June 30, 2001, respectively, came from additional sources of revenue such as opt-in email revenue, advertising revenue, affiliate or commission revenue and e-commerce revenue.

As of June 30, 2001, the Company had deferred revenue of $2,549,000 relating to membership payments for which services had not yet been provided.

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

Depreciation and amortization expenses increased to $118,000 and $216,000 for the three and six months ended June 30, 2001, respectively, from $82,000 and $140,000 for the corresponding periods in the prior year, respectively. The increases were primarily attributable to a greater amount of property and equipment subject to depreciation and amortization as compared to the same periods in the prior year.

Other income, net, which consists primarily of interest income, decreased by $34,000 and $104,000 for the three and six months ended June 30, 2001, respectively, from the corresponding periods in the prior year. The decrease was primarily due to a lower average invested cash balance for the current periods as compared to the same periods in the prior year.

Income tax expense for the three and six months ended June 30, 2001 relate to a provision for alternative minimum taxes as the Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years. As a result of the factors discussed above, we recorded a net loss of $220,000 and $194,000 for the three and six months ended June 30, 2001, respectively, compared to a net loss of $3,279,000 and $4,523,000 in the same periods in the prior year, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

    10.1 Amendment to Interactive Services Agreement dated May 23, 2001 between the Company and America Online, Inc. (1) (2)

    10.2 Amendment to Master Advertising Agreement dated June 4, 2001 between the Company and Microsoft Corporation (1) (2)

    10.3 Second Amendment to Content License Agreement dated June 25, 2001 between the Company and Yahoo! Inc. (1) (2)

    (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

    (2) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2001 and filed with the SEC on August 8, 2001.

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



DATE: February 13, 2002