Form 10QSB/A
period 2001-09-30
EDIETS COM INC
filed 2002-02-13
CIK 1094058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

                                 ---------------


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

                                 ---------------

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

Transitional Small Business Disclosure Format (check one):  ____Yes       X   No
                                                                        -----

                                Explanatory Note:

This amendment on Form 10-QSB/A amends the registrant's quarterly report on Form 10-QSB for the quarterly period ended September 30, 2001 as filed by the registrant on November 9, 2001, and is being filed to reflect the restatement of the registrant's unaudited condensed consolidated financial statements. See Note 8 to the unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------

                                 Index to Items

                                                                                            Page
                                                                                            ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet (Restated) as of September 30, 2001              3

         Condensed Consolidated Statements of Operations (Restated) - Three months
         and nine months ended September 30, 2001 and 2000                                     4

         Condensed Consolidated Statements of Cash Flows (Restated) - Nine months
         ended September 30, 2001 and 2000                                                     5

         Notes to Condensed Consolidated Financial Statements (Restated)                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                 9


Part II - Other Information
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                                   13

Item 6. Exhibits and Reports on Form 8-K                                                      13

Signature Page                                                                                14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                              ASSETS

CURRENT ASSETS:                                                       (Restated)
     Cash and cash equivalents                                        $   2,045
     Accounts receivable, net                                               492
     Prepaid advertising costs                                            1,269
     Prepaid expenses and other current assets                              218
                                                                      ---------
Total current assets                                                      4,024

Restricted cash                                                             240
Other long term assets                                                      381
Property and equipment, net                                                 994
                                                                      ---------
Total assets                                                          $   5,639
                                                                      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $     753
     Accrued liabilities                                                  1,683
       Current portion of capital lease obligations                         126
       Deferred revenue                                                   2,439
                                                                      ---------
Total current liabilities                                                 5,001

Capital lease obligations, net of current portion                           136

STOCKHOLDERS' EQUITY:
     Common stock                                                            14
     Additional paid-in capital                                           7,300
      Unearned compensation                                                  (4)
      Accumulated deficit                                                (6,808)
                                                                      ---------
Total stockholders' equity                                                  502
                                                                      ---------
Total liabilities and stockholders' equity                            $   5,639
                                                                      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended       Nine Months Ended
                                                                         September 30,            September 30,
                                                                      ----------   --------   ----------   --------
                                                                           2001      2000        2001        2000
                                                                      (Restated)              (Restated)
                                                                      ----------   --------   ----------   --------
REVENUE                                                               $   6,716    $  3,765   $  16,860    $  7,165

COSTS AND EXPENSES:
   Cost of revenue                                                          348         145         870         383
   Product development                                                      170          56         378         164
   Sales and marketing                                                    4,703       4,045      12,372      10,195
   General and administrative                                             1,122       1,023       2,848       2,421
   Depreciation and amortization                                            139          84         355         224
                                                                      ----------   --------   ----------   --------
Total costs and expenses                                                  6,482       5,353      16,823      13,387
                                                                      ----------   --------   ----------   --------
Income (loss) from operations                                               234      (1,588)         37      (6,222)
Other income, net                                                             -          23           7         134
Provision for income taxes                                                  (10)          -         (14)          -
                                                                      ----------   --------   ----------   --------
        Net income (loss)                                             $     224    $ (1,565)  $      30    $ (6,088)
                                                                      =========    ========   =========    ========

Earnings (loss) per common share
     Basic                                                            $    0.02    $  (0.12)  $    0.00    $  (0.46)
                                                                      =========    ========   =========    ========
     Diluted                                                          $    0.02    $  (0.12)  $    0.00    $  (0.46)
                                                                      =========    ========   =========    ========
Weighted average common and common
equivalent shares outstanding
     Basic                                                               13,587      13,553      13,567      13,101
                                                                      =========    ========   =========    ========
     Diluted                                                             14,633      13,553      14,693      13,101
                                                                      =========    ========   =========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                    2001                 2000
                                                                                  Restated)
                                                                                -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         30         $     (6,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                         355                  224
   Provision for bad debt                                                                 36                  151
   Non-cash compensation                                                                 175                  185
   Changes in operating assets and liabilities:
       Accounts receivable                                                               130                 (534)
       Prepaid expenses and other current assets                                        (351)                (291)
       Restricted cash                                                                  (120)                   -
       Other long term assets                                                           (381)                   -
       Accounts payable and accrued liabilities                                          514                1,808
       Deferred revenue                                                                1,087                1,319
                                                                                -------------        -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    1,475               (3,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                     (410)                (449)
                                                                                -------------        -------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (410)                (449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs of common stock                                                           (32)                (147)
Repayment of capital lease obligations                                                   (75)                 (39)
                                                                                -------------        -------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (107)                (186)
                                                                                -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     958               (3,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,087                6,283
                                                                                -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      2,045         $      2,422
                                                                                =============        =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      Value of warrants issued for services                                     $        158         $          -
                                                                                =============        =============
      Equipment acquired under capital leases                                   $        179         $         55
                                                                                =============        =============
      Receivable from stockholder charged to equity                             $          -         $         93
                                                                                =============        =============

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

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share information):

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------    ---------------------------------
                                                     2001               2000              2001               2000
                                                  (Restated)                           (Restated)
                                                 -------------    ---------------    --------------     --------------
Basic earnings (loss) per common share:

Net income (loss)                                $        224     $       (1,565)    $         30       $      (6,088)
Weighted average common shares outstanding             13,587             13,553           13,567              13,101
Basic earnings (loss) per common share           $       0.02     $        (0.12)    $       0.00       $       (0.46)
                                                 =============    ===============    =============      ==============

Diluted earnings (loss) per common share:

Net income (loss)                                $        224     $       (1,565)    $         30       $      (6,088)
Weighted average common shares outstanding             13,587             13,553           13,567              13,101
Effect of dilutive potential common shares:
     Stock options and warrants                         1,046                  -            1,126                   -
                                                 -------------    ---------------    -------------      --------------
Adjusted weighted average shares and assumed
    conversions                                        14,633             13,553           14,693              13,101
                                                 =============    ===============    =============      ==============
Diluted earnings (loss) per common share         $       0.02     $        (0.12)    $       0.00       $       (0.46)
                                                 =============    ===============    =============      ==============

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

8. Restatement of Financial Statements

On February 12, 2002 the Company announced the restatement of its results of operations for the three and nine months ended September 30, 2001. The Company determined that certain diet and fitness subscription payment plans launched in the latter half of its second quarter had not been incorporated into the Company's deferred revenue calculations at September 30, 2001, and, as a result, the unaudited consolidated financial statements for the three and nine months ended September 30, 2001 should be restated.

The balance sheet as of September 30, 2001 and the statement of operations for the three and nine months ended September 30, 2001 presented herein reflect the restatement as follows (in thousands, except per share data):

                                                  As Previously
                                                    Reported        As Restated
                                                 ---------------   -------------
Balance Sheet as of September 30, 2001:
Deferred revenue                                 $        1,783    $      2,439
Accumulated deficit                                      (6,152)         (6,808)
Stockholders' equity                                      1,158             502


                                                  As Previously
                                                    Reported        As Restated
                                                 ---------------   -------------
Statements of Operations:
   Three months ended September 30, 2001
   -------------------------------------
   Revenue                                       $        6,997    $      6,716
   Net income                                               505             224
   Earnings per common share
      Basic                                                0.04            0.02
      Diluted                                              0.03            0.02

   Nine months ended September 30, 2001
   ------------------------------------
   Revenue                                       $       17,516    $     16,860
   Net income                                               686              30
   Earnings per common share
      Basic                                                0.05            0.00
      Diluted                                              0.05            0.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Subsequent to the issuance of the Company's financial statements for the three and nine months ended September 30, 2001, the Company concluded that the calculations for deferred revenue did not include all the necessary information to be complete, and , as a result, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2001 should be restated.

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


RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenue:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   ---------------------
                                      2001       2000        2001        2000
                                   (Restated)             (Restated)
                                   --------------------   ---------------------

   Revenue                               100%      100%         100%       100%
   Cost of revenue                         5         4            5          5
   Product development                     3         2            2          2
   Sales and marketing                    70       107           73        142
   General and administrative             17        27           17         35
   Depreciation and amortization           2         2            2          3
   Other income, net                       *         *            *          2
   Income taxes                            *         -            *          -
   Net income (loss)                       3       (42)           *        (85)
   * less than 1%


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue increased 78% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and 135% to $16,860,000 for the nine months ended September 30, 2001 compared to $7,165,000 for the same period in 2000. The increase in revenue for the three and nine months ended September 30, 2001 was primarily due to the increased number of subscribers to our diet program. Unique members during the three months ended September 30, 2001 were approximately 301,000 as compared to 193,000 unique members for the same period in the prior year. Paying members as of September 30, 2001 were approximately 210,000 compared to 148,000 as of September 30, 2000. The principal reason for the increase in the number of our members was the expansion of our online advertising efforts and the continued success in the Company's internal marketing efforts via its newsletters. Approximately 9.6% and 8.3% of our revenue in the three and nine months ended September 30, 2001, respectively, came from additional sources of revenue such as opt-in email revenue, advertising revenue, affiliate or commission revenue and e-commerce revenue.

As of September 30, 2001, the Company had deferred revenue of $2,439,000 relating primarily to membership payments for which services had not yet been provided.

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

As a result of the factors discussed above, we recorded net income of $224,000 and $30,000 for the three and nine months ended September 30, 2001, respectively, compared to a net loss of $1,565,000 and $6,088,000 in the same periods in the prior year, respectively.

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

PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5 are omitted as they are either not applicable or have been included in Part I.


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


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:


      3.2 Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (2)

     10.1 Agreement of Compromise, Settlement, and Mutual Release dated September 28, 2001 between the Company and America Online, Inc. (1)
          (3)

     10.2 Third Amendment to Content License Agreement dated September 25, 2001 between the Company and Yahoo! Inc. (1) (3)

     10.3 Amended Revenue Share Program Agreement dated August 29, 2001 between the Company and eUniverse, Inc. (1) (3)

     10.4 Land and Building Lease Agreement dated July 19, 2001 between Realty Income Corporation and Registrant (2)

     (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

     (2) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form SB-2 as filed with SEC on August 6, 2001 (file No. 333-62046).

     (3) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2001 and filed with the SEC on November 9, 2001.

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