Form 10KSB40
period 2001-12-31
EDIETS COM INC
filed 2002-03-26
CIK 1094058

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB

                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001          Commission File Number: 0-30559

                                eDiets.com, Inc.
                 (Name of small business issuer in its charter)

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

                                  -------------

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share

                                  -------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year: $24,371,000.

The aggregate market value, held by non-affiliates, of shares of the Common Stock as of February 20, 2002, based upon the average of the bid and asked prices for such stock on that date, was approximately $11,122,000.

As of February 20, 2002 there were 15,657,251 shares of the registrant's Common Stock outstanding, which includes 58,388 shares exchangeable into common stock. The exchangeable shares were issued in connection with the acquisition of DietSmart, Inc., effective October 19, 2001.

--------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information may include forward-looking statements as defined in the Private Securities Reform Act of 1995. Words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue", "plan" and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

     .  associated with our ability to meet our financial obligations;

     .  associated with the relative success of marketing and advertising;

     . associated with the continued attractiveness of our diet and fitness programs;

     . competition, including price competition and competition with self-help weight loss and medical programs;

     . adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations; and

     .  general economic and business conditions.

The factors listed in the section entitled "Certain Factors Which May Affect Future Results" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

We are the leading subscription-based online diet and fitness center, with a current base of over 200,000 paying customers and a total online community of over 10 million consumers. We were named a Forbes Best of the Web Fitness and Nutrition Website by Forbes Magazine in 2000 and 2001.

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program, which we call our eDiets program, that is unique to each consumer and then deliver it directly to the consumer's home or office via the Internet. We believe our personalization features, low cost and centralized Internet distribution creates a unique competitive advantage in a market where the market leader, Weight Watchers(R) International, Inc. operates a decentralized network of brick and mortar storefronts.

We were originally formed in 1992 to acquire a predecessor company that was formed in 1970. Our original business was the design, manufacture and marketing of top-weight fabrics for use in the production of sportswear, swimwear and activewear. In 1995, we sold substantially all of our operating assets.

In November 1999, we acquired eDiets.com, Inc., a Delaware corporation through the merger of a newly created subsidiary into eDiets.com, Inc. Upon the merger, eDiets.com, Inc. became our wholly owned subsidiary and we changed our name to eDiets.com, Inc. We changed our subsidiary's name to eDiets, Inc.

EVOLUTION OF OUR CURRENT BUSINESS

In March of 1996, eDiets was incorporated.  In 1997:

   .    we completed development of our proprietary software;
   .    conducted a proof-of-concept test;
   .    established price points;
   .    created an Internet direct marketing campaign; and
   .    began to generate revenue.

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

In mid-1998, we created eDiets News, our online diet, fitness and nutrition newsletter. During the second half of 1998, we began placing advertisements with several major Internet portals, including several of the America Online Websites, Yahoo and iVillage, to determine the most productive media buys.

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

In November and December 1999, we completed a private placement financing raising approximately $6.3 million of net proceeds. Primarily utilizing proceeds from the financing, we significantly increased our advertising placements with several major Internet portals in 2000. With the significant growth in our paying members and our total online community, we have become the leading subscription-based online diet and fitness center.

In November 2000, we entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market our online weight loss programs in Europe, Australia and New Zealand. Under the terms of our joint venture agreement, we received a 60% interest in the joint venture primarily in return for the license of our international technology rights to the joint venture. The initial international launch occurred in the United Kingdom in April 2001.

In January 2001, we launched a personalized exercise and fitness program to supplement our basic diet program. Our fitness module contains personalized workout schedules, complete with animated exercise instruction.

In October 2001, we completed the acquisition of DietSmart, Inc. (DietSmart), a privately held Delaware corporation. DietSmart is an online weight-loss service that provides its customers with custom tailored diet programs for a fee. As a result of the acquisition, DietSmart became our wholly-owned subsidiary.

THE EDIETS PROGRAM

eDiets.com, Inc. offers online diet and fitness services through www.ediets.com
                                                                 --------------
and online diet services through www.dietsmart.com.  www.ediets.com is one of
                                 -----------------   --------------
the leading health-oriented Websites based in the United States. During 2001,
71.8 million individuals visited www.ediets.com and 382,000 consumers from over 33 countries purchased subscriptions to our programs. Women currently represent approximately 85% of our customers. As part of their subscriptions, our members have access to a variety of components that include:

          .   Customized meal plans and workout schedules and related tools such as shopping lists, journals and weight tracking
          .   Self-guided education including a ten-week tutorial on a healthy lifestyle entitled "eDiets U" and animated exercise instruction
          .   Interactive online support and education including chat rooms, member-sponsored small support groups, message boards and regularly scheduled, professionally moderated online meetings on specific topics.
          .   24/7/365 telephone support from a staff of over forty customer service representatives including among others, psychologists, registered dieticians and certified fitness trainers.

The current subscription term for the eDiets program is nine weeks, and the cost of the subscription ranges from $45-$55. After the nine weeks, members may continue their subscription on a monthly basis cost of $10-$15 per month. Members have unlimited access to services during this period. We also offer a one-year subscription program at the cost of $99 paid at the time of the subscription. We continually evaluate the cost of our program and expect price changes in the future.

In 2001, we began to offer fitness services as an upgrade to our existing package of diet services. Approximately 40% of new members during fiscal 2001 purchased the upgraded diet and fitness package. During the second quarter of fiscal 2002, we expect to offer fitness services as a separate membership while continuing also to offer it as an upgrade to the basic diet package.

Our revenues in 2001 were $24,371,000. Approximately 92% of our revenues came from the sale of our diet and fitness programs. The remaining revenue came from our sale of email addresses of visitors to our Website who have authorized us to allow third party solicitations, from commissions from the sale of products from third-party vendors, from advertising on our Website and from e-commerce sales.

We attribute our success relative to other online and offline diet and fitness programs, to the effectiveness of our marketing activities and to the convenience, availability, privacy, value, customization and support of our services.

     Marketing. We advertise primarily by placing banners containing hyperlinks to our Websites on major Internet portals and on health-oriented Websites
     that target female audiences.   Approximately 90% of visitors to our
     Websites during 2001 reached the sites by "clicking through" on hyperlinks embedded in our online advertisements. We spend the majority of our online advertising dollars with America Online and its affiliated properties, Yahoo!, Microsoft, iVillage and WebMD. These agreements expire during the first half of 2002. We expect that these contracts will be renewed on terms and with conditions similar to those of the contracts that are expiring.

     During January 2002, our flagship Website, www.eDiets.com, had over 3.9
                                                --------------
     million unique visitors. Visitors to the site are encouraged to complete a personal profile and to register for our free e-mail newsletter, eDiets Diet & Fitness News, which currently has over ten million opt-in
     subscribers.   The newsletter is delivered four times per week.  We
     estimate that we derive approximately one-half of our members from the subscriber base of the newsletter. During 2002, we plan to augment our online advertising with offline advertising including cable television advertising. We are also evaluating a point of purchase campaign in certain retail locations.

     Compelling features: convenience, availability, privacy, value, customization and support. We view the Internet as an appealing platform for diet and fitness services for several reasons. Unlike traditional meeting-based programs, Internet-based programs require no travel, can be delivered continuously and are private. Also, because its real estate expenses are relatively small, the fixed overhead for an Internet-based service is significantly less than traditional offline programs, which allows companies such as eDiets the flexibility to price their services competitively yet profitably. In addition to the benefits that we offer as a result of being on the Internet, we provide a customized experience through individualized "My eDiets" pages and diet and fitness plans.

     We believe that our online and telephone support and education is a particularly important factor in retaining our members and in distinguishing ourselves from other online programs in particular. We sell a basic nine- to thirteen-week starter membership which is comparable to the program offered by the leading offline diet programs. However, approximately two-thirds of our members elect to continue with a month-to-month program for an average of a seven-month membership period. Online and telephone support and education, described above, is available twenty-four hours a day, seven days a week, 365 days a year.


INDUSTRY OVERVIEW

Addressable population, U.S. We currently provide diet and fitness services delivered directly via the Internet primarily to consumers based in the United States. Today we derive the majority of our revenue from diet services. The need for diet and fitness services derives from the increasing incidence of overweight and obesity in developed and developing countries around the world. The United States Centers for Disease Control and Prevention reports that from 1980 to 1999 the percentage of U.S. adults aged 20 through 74 years who were overweight (body mass index of 25 to 30) increased from 33% to 35%, while the percentage who were obese (body mass index greater than or equal to 30) nearly doubled, from 15% to 27%. Thus, over 60% of the U.S. adult population, or 127.5 million individuals, are currently candidates for diet and fitness services and the number of candidates has grown at a rate of 3 to 4% per year over the last twenty years.

The Nielsen/NetRatings Audience Measurement Service estimates that in January 2002, 164.1 million individuals in the U.S. had home access to the Internet and of those 104.8 million went online. Assuming that the percentage of Internet users going online in any given month that are adults (age 18 or over) correlates with that of the U.S. population as a whole, then we have assumed that Internet users are overweight and obese or overweight in the same proportions as the U.S. adult population. It follows that the number of adult Internet users who are active in any given month would be 77.9 million and the number of overweight or obese adult Internet users (60% of the U.S. adult population), our U.S. addressable market for diet services, would be 47.5 million.

U.S. market for diet products and services Marketdata Enterprises, Inc., a market research firm, estimates that annual expenditures in the United States for diet products and services including commercial weight loss centers, medically supervised diets, low calorie entrees, meal replacements and appetite suppressants and diet books, cassettes and videos totaled $7.8 billion for 2001, up from $5.8 billion in 1998, an annualized increase of 10.4%. We consider our addressable market to be a combination of the commercial weight loss center and the diet book, cassette and video market. Revenues for commercial weight loss centers headquartered in the U.S., one-third to one-half of which is derived from the sale of food and products, reached an estimated $1.3 billion in 2001 up from $1.1 billion in 1998, an annualized compound growth rate of 4.8%. The majority of the growth in revenues for these centers during the period came from service revenues. The market for diet books, cassettes and videos increased from $900 million to $1.3 billion for the three-years ended December 31, 2001, an annualized compound increase of 13.0%. Over the three-year period ended December 31, 2001, the combined market for commercial weight loss centers and diet books, cassettes and videos grew at an annualized rate of 9.1%, to $2.6 billion.

U.S. market for fitness services and products Spending by U.S. consumers on fitness services and products has increased rapidly since the mid-1990s. The International Health, Racquet and Sportsclub Association reports that as of December 2000, 32.8 million individuals in the U.S. belonged to health clubs, generating annual revenues in 2000 of $11.6 billion compared to $7.8 billion in 1996, an annualized compound growth rate of 8.4%. Over the five years ended December 31, 2000, health club membership in the U.S. grew at an annualized compound rate of 6.4% to 32.8 million, 28.5 million of whom were over the age of
18. Based upon statistics from the Sporting Goods Manufacturers Association, we estimate that sales of fitness equipment directly to U.S. consumers totaled $6.5 billion in 2001 compared to $3.5 billion in 1995, an annualized compound growth rate of 10.9%. We believe that our fitness programs both increase demand for health club memberships and sporting goods and enhances our members' fitness experience.

We believe that growth in diet and fitness services around the world is being enhanced by governmental initiatives and that there is the potential for governments to use fiscal incentives to promote health through diet and fitness in the future. During 2000, the United States Department of Health & Human Services launched a sweeping program, Healthy People 2010, designed to improve the health of the U.S. population. As part of this initiative, ten leading health indicators were established based upon, among other things, their importance as public health issues. The top two of these indicators are physical activity and the prevalence of overweight and obesity.


COMPETITION

We compete with online and offline diet and fitness programs for customers and compete with other health-oriented, female-oriented and male-oriented advertisers for online advertising space that is a critical part of our marketing campaign.

We estimate that our revenues from diet and fitness services of $22.5 million for fiscal 2001 were among the largest of any commercial online weight loss program in North America, and that we are the leading Internet-based provider of diet services as measured by revenue, paying members, unique visitors and the number of individuals in our marketing database. Our aggregate weekly attendance, which is the number of weeks of subscriptions used by our customers, who come primarily from North America, was 10.0 million for fiscal 2001. This level of attendance represents 43% of the attendance reported by the our primary competitor, Weight Watchers(R) International, Inc. for its North American company-owned operations for the same period, as compared to 29% for fiscal 2000. Weight Watchers(R) International, Inc. reported service revenue of $262.5 million and product revenue of $99.6 million for its North American company-owned operations for fiscal 2001.

Based upon estimates from Marketdata Enterprises and The Goldman Sachs Group, Inc., we believe that, other than Weight Watchers(R) International, Inc. Jenny Craig International and Health Management Group are the only U.S.-based weight-loss and diet oriented companies with a counseling or meeting element that have greater revenues than we do. Health Management Group is the owner of Diet Center(R) Worldwide, Inc., Physicians WEIGHT LOSS Centers(R) of America,

Inc. and Form YOU 3 International, Inc.(R). We estimate that for the fiscal year ended June 30, 2001 Jenny Craig and its franchises generated approximately $261 million in North American revenues, of which approximately 7%, or $18 million, were from services, with the remainder being derived from product sales. Estimates from Marketdata Enterprises and Goldman Sachs indicate that Health Management Group, a privately held company, generated approximately $45 million in revenues during 2001; however, no breakdown of revenues between services and product sales is publicly available. With revenue growth of 113% in fiscal 2001 compared to fiscal 2000, we gained significant market share compared to our major diet program competitors in North America during the year.

In addition to diet program competitors, we face competition from consumer-oriented general health Websites such as WebMD.com, wellmed.com, mayoclinic.com, health.discovery.com, intelihealth.com and the MDChoice.com, HealthCentral.com and HealthScout.com Websites owned and operated by MDchoice, Inc., as well as from the health-oriented sections of Web portals such as iVillage.com, America Online and oxygen.com. Some of these sites are owned by health insurers, hospitals, drug manufacturers and media companies with greater resources than ours. These sites operate on a variety of revenue models. We compete with these Websites for visitors, customers and online advertising space.

To date we have been successful in garnering acceptable levels of online exposure to prospective customers at satisfactory rates. We estimate that our media cost per new customer during 2001 was approximately $37, which was generally recouped during the customer's initial membership period. Recently the online advertising market has begun to adopt an advertising pricing model that has favorable risk characteristics for us. Under this model, known as pay-for-performance, online advertisers pay for advertising inventory based upon the extent to which customers "click through", make purchases from the advertiser or perform in other ways defined between the advertising purchaser and seller. According to the Internet Advertising Bureau, during the third quarter of 2001, 13% of online advertising purchases were made using a pay-per-performance model and Jupiter Media Metrix says that percentage could rise to 30% by 2006. Approximately 67% of our advertising expenditures in fiscal 2001 were under pay-per-performance contracts, up from 0% in fiscal 2000 and we expect that this percentage will increase or hold during fiscal 2002.


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

We attempt to protect our intellectual property and proprietary rights through a combination of trademark and copyright law, trade secret protection and confidentiality agreements with our employees and marketing and advertising partners. We pursue the registration of our domain names, trademarks and service marks in the United States. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet and there can be no assurance that existing laws provide adequate protection of our proprietary intellectual property or our domain names. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, service marks and similar proprietary rights.

INFRASTRUCTURE OPERATIONS AND TECHNOLOGY

We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure third-party web hosting facilities in Sterling, Virginia. The facilities provide us with:

  .    ready access to increased network bandwidth;
  .    improved redundancy, security, and disaster recovery; and
  .    24-hour onsite management and support.

Although these facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation.


GOVERNMENT REGULATION

There are an increasing number of laws and regulations being promulgated that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to:

  . liability for information retrieved from or transmitted over the Internet; . online content regulation;
  .  visitor privacy; and
  .  taxation and quality of products and services.

Moreover, the applicability to the Internet of existing laws governing issues such as:

  .  intellectual property ownership and infringement;
  .  consumer protection;
  .  obscenity;
  .  defamation;
  .  employment and labor;
  .  health information; and
  .  personal privacy and the use of personally identifiable information is uncertain and developing. Any new legislation or regulation or the application or interpretation of existing laws may have an adverse effect on our business.


LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEBSITE AND FROM THE INTERNET

Content may be accessed on our Website and this content may be downloaded by visitors and subsequently transmitted to others over the Internet. This could result in claims made against us based on a variety of theories, including, but not limited to, tort, contract and intellectual property violations. We could also be exposed to liability with respect to content that may be posted by visitors to our chat rooms or bulletin boards. It is also possible that if any information contains errors or false or misleading information or statements, third parties could make claims against us for losses incurred in reliance upon such information. In addition, we may be subject to claims alleging that, by directly or indirectly providing links to other Websites, we are liable in tort, contract or intellectual property, for the wrongful actions of third party Website operators. The Communications Decency Act of 1996, as amended, provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of Internet services. Our activities may prevent us from being able to take advantage of this safe harbor provision. Any claims brought against us in this respect may have a material and adverse effect on our business.


PRIVACY CONCERNS

The Federal Trade Commission (FTC) has adopted regulations and guidelines regarding the collection and use of personally identifiable consumer information obtained from individuals when accessing Websites, with particular emphasis on access by minors. Such regulations include requirements that companies establish certain procedures to, among other things:


  . give adequate notice to consumers regarding the type of information collected and disclosure practices;

  . provide consumers with the ability to have personally identifiable information deleted from a company's database;

  . provide consumers with access to their personal information and with the ability to rectify inaccurate information;

  . notify consumers of changes to policy and procedure for the use of personably identifiable information;

  . clearly identify affiliations with third parties that may collect information or sponsor activities on a company's Website; and

  . obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

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


TRADE PRACTICES REGULATIONS

The FTC and certain states' regulatory authorities regulate advertising and consumer matters such as unfair and deceptive trade practices. The states of Florida and New York, where our corporate offices and operations center are located, regulate certain marketing and disclosure requirements for weight loss providers. In addition, the nature of our interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and continually review our operations to verify compliance, we can not ensure that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we can not ensure that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.


REGULATION BY OTHER JURISDICTIONS

Due to the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in the United States, the governments of other foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could cause our business to suffer. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We have not qualified to do business as a foreign corporation in any jurisdiction, except Florida and New York. This failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.


EMPLOYEES

As of February 20, 2002, we had 102 full and part time employees. We have an arrangement with a third-party professional employer service which provides services, including payroll, human resources benefits and workers compensation administration, for all of our employees. We believe our relationship with our employees is good.


ITEM 2.  PROPERTIES

We currently lease approximately 9,100 and 4,000 square feet of office space in Deerfield Beach, Florida and New York, New York, respectively. In Florida, we have approximately 6,500 square feet under a lease due to expire in September 2006 and approximately 2,600 square feet under a lease due to expire in September 2004. In New York, we have approximately 4,000 square feet under a lease due to expire in November 2002. The aggregate current monthly rental, including a lessor leasehold improvements repayment obligation and pro-rated share of common area facilities expenses, is approximately $23,000.

ITEM 3.  LEGAL PROCEEDINGS

We currently are not parties to any material legal proceedings. In the ordinary course of business, our company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

                                            LOW BID  HIGH BID
YEAR ENDED DECEMBER 31, 2001:
     Fourth quarter                           $0.90     $2.10
     Third quarter                            $0.85     $1.55
     Second quarter                           $1.02     $1.81
     First quarter                            $0.72     $1.81

YEAR ENDED DECEMBER 31, 2000:
     Fourth quarter                           $0.69     $2.00
     Third quarter                            $1.25     $4.00
     Second quarter (from June 27, 2000)      $2.00     $4.00

As of February 20, 2002, there were approximately 225 holders of our common stock.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in its business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

ADDITIONAL SHARES ISSUED TO CERTAIN PRIVATE PLACEMENT INVESTORS

In October 2001, we issued 1,916,719 shares of common stock and options to purchase 83,281 shares of our common stock at an exercise price of $0.01 per share as part of the consideration we paid in exchange for all of the outstanding capital stock of DietSmart pursuant to a merger agreement with DietSmart. Each recipient of the unregistered shares represented to us in connection with their exchange that they were purchasing the securities for investment and not with a view towards distribution. The offering was conducted without a general solicitation or advertisement. Accordingly, the issuance of the shares was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

OPTION GRANTS

During fiscal 2001, we granted stock options to 56 employees, 4 directors and 16 consultants under our 1999 Stock Option Plan to purchase an aggregate of 1,638,409 shares of our common stock at exercise prices ranging from $0.01 to $1.85 per share. The issuance of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. By virtue of their relationship to us, each of the optionees had access to all relevant information about us.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the company as of, and for each of the years in the three-year period ended December 31, 2001. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the two-year period ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                                   2001                   2000                    1999
                                                           ------------------     -------------------     ------------------
                                                                            (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue                                                        $      24,371         $        11,434         $       2,385

Costs and Expenses:
   Cost of revenue                                                     2,328                     951                   500
   Product development                                                   743                     238                    92
   Sales and marketing                                                16,630                  12,747                 1,145
   General and administrative                                          3,227                   2,795                 1,023
   Depreciation and amortization                                         663                     314                   120
                                                           -----------------      ------------------      ----------------
Total costs and expenses                                              23,591                  17,045                 2,880
                                                           -----------------      ------------------      ----------------
Income (loss) from operations                                            780                  (5,611)                 (495)
Other (expense) income, net                                              (11)                    161                    33
Income tax benefit                                                        25                       -                     -
                                                           -----------------      ------------------      ----------------
Net income (loss)                                              $         794         $        (5,450)        $        (462)
                                                           =================      ==================      ================
Per Share Data:
Earnings (loss) per common share
   Basic                                                       $        0.06         $         (0.41)        $       (0.06)
                                                           =================      ==================      ================
   Diluted                                                     $        0.05         $         (0.41)        $       (0.06)
                                                           =================      ==================      ================
Weighted average common and common equivalent shares
 outstanding
   Basic                                                              13,961                  13,215                 8,345
                                                           =================      ==================      ================
   Diluted                                                            15,110                  13,215                 8,345
                                                           =================      ==================      ================

                                                                                     YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                      2001                    2000                 1999
                                                               ----------------       ------------------     ----------------
                                                                                         (in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
   Operating activities                                        $       2,111         $        (4,482)        $         297
   Investing activities                                               (1,227)                   (510)                 (310)
   Financing activities                                                 (129)                   (204)                6,252

                                                                                          DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                      2001                    2000                 1999
                                                               ----------------       ------------------     ----------------
                                                                                         (in thousands)
Consolidated Balance Sheet Data:
Total assets                                                  $       11,214        $         3,717        $       7,337
Long-term debt (excluding capital lease obligations)                   2,025                      -                    -
Shareholders' equity                                                   3,613                    306                5,812

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.


REVENUE RECOGNITION

Revenues from subscribers represent the majority of our business and are paid in advance mainly via credit cards. We recognize the upfront registration fee of the subscription over the expected term of service, currently seven months. This estimate is based on the historical average retention of subscribers over the last two years. The monthly subscription fees, which currently range from $10- $15 per month, are recognized on a straight line basis.


GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill and intangible assets in the fourth quarter of 2001 with the acquisition of DietSmart. With the assistance of an independent valuation expert we determined the fair market values of the intangible assets which consist of mailing lists, developed technology and trademarks and trade names.

The value of the mailing lists was determined by calculating its cash flow generating capacity over the expected two year economic life of the lists. The resulting cash flows were then tax effected and discounted to value using a discount rate of 29%.

The value of the developed technology, which has an estimated life of three years, was determined by calculating the cost to develop an asset with similar functionality.

The value of trademarks and trade names, which have an estimated life of three years, is based on management's intention to use the DietSmart website as a platform to potentially test new marketing and services, while at the same time using the DietSmart website to direct traffic to the eDiets website.

We adopted SFAS No. 142 as of January 1, 2002. We performed the transitional impairment test required under SFAS No. 142 and have determined that no impairment exists. As of December 31, 2001, we had goodwill of $5.2 million.


ACCOUNTING FOR EQUITY INVESTMENT

In November 2000, we acquired a 60% interest in a joint venture (eDiets Europe Limited) with Unislim Ireland primarily for the license of our international technology rights. We use the equity method of accounting for this investment, as opposed to consolidating the results, since we do not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we have not invested any cash nor have we made any commitments to fund the entity, we have not recorded any earnings or losses of eDiets Europe Limited to date. In the future, if we fund the entity, or commit to fund, we will then be required to record our current share of the joint venture's cumulative losses, up to the amount of funds invested or committed. It is uncertain at this time if we will ever fund or commit to fund eDiets Europe Limited. As of December 31, 2001 the cumulative losses for eDiets Europe Limited since its inception were approximately $300,000.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $3.7 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.


RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of total revenues:

                                             YEAR ENDED DECEMBER 31,
                                           --------------------------
                                              2001            2000
                                           ------------ -------------
Revenue                                         100%            100%

Cost of revenue                                 10                8
Product development                              3                2
Sales and marketing                             68              111
General and administrative                      13               24
Depreciation and amortization                    3                3
Other income, net                                *                1
Income tax benefit                               *                -
Net income (loss)                                3%             (48)%

* less than 1%


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Our revenue for the year ended December 31, 2001 was $24,371,000 as compared to $11,434,000 for the year ended December 31, 2000. The 113% increase in revenue was mainly due to the increase in the number of subscribers to our diet and fitness programs. Unique members for the year ended December 31, 2001 were approximately 506,000 compared to 282,000 in the prior year. Paying members as of December 31, 2001 were approximately 200,000 compared to 151,000 as of December 31, 2000. The principal reason for the increase in the number of our members was the expansion of our online advertising efforts and the continued success of our internal marketing efforts via newsletters. Approximately 8% of our revenues in 2001 came from additional sources of revenue, such as opt-in email revenue, advertising revenue, affiliate or commission revenue and e-commerce revenue.

As of December 31, 2001, we had deferred revenue of $2,193,000 relating to payments for which services/products had not yet been provided/shipped.

Cost of revenue consists primarily of Internet access and service charges, credit card fees, revenue sharing costs, consulting costs for professionals that provide online meetings, advertising servicing fees and salary payments to our nutritional staff. Cost of revenue increased to $2,328,000 or 10% of revenues for the year ended December 31, 2001 from $951,000 or 8% of revenues for the year ended December 31, 2000. We attribute the dollar increase primarily to increased Internet access and service charges, credit card fees, and revenue sharing costs incurred in connection with the expansion of our operations, increased compensation payments to our nutritional staff, and product and shipping costs related to the sale of companion program motivational tapes and compact disks.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $743,000 or 3% of revenues for the year ended December 31, 2001 from $238,000 or 2% of revenues for the year ended December 31, 2000. The dollar increase for the year ended December 31, 2001 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Website.

Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. These expenses increased to $16,630,000 or 68% of revenues for the year ended December 31, 2001 from $12,747,000 or 111% of revenues for the year ended December 31, 2000. The dollar increase in sales and marketing expenses was primarily due to our more extensive advertising placements with major Internet portals, including several of the America Online Websites, iVillage, Microsoft, Yahoo and eUniverse offset by the minimal use of offline advertising in the current year. Included in sales and marketing expenses for the fiscal year 2000 is a $3.0 million expense related to an offline advertising campaign that began in the second quarter of 2000. This campaign, which was our first offline advertising campaign, consisted of radio commercials and print advertisements in magazines targeted to potential members. New members from the campaign were less than expected and as a result we terminated the agreement with our advertising agency in June 2000 and halted any future offline advertising spending not already committed.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $3,227,000 or 13% of revenues for the year ended December 31, 2001 from $2,795,000 or 24% of revenues for the year ended December 31, 2000. The dollar increase was primarily due to the result of increases in salaries for additional personnel, general overhead and professional fees.

Depreciation and amortization expenses increased to $663,000 or 3% of revenues for the year ended December 31, 2001 from $314,000 or 3% of revenues for the year ended December 31, 2000. The dollar increase was primarily attributable to the larger asset base subject to depreciation and amortization and amortization of intangible assets.

Other (expense) income, net, which consists of interest income and interest expense, decreased by $172,000 to ($11,000) for the year ended December 31, 2001 from the prior year. The decrease was primarily due to a lower average invested cash balance for the current year as compared to the prior year as well as additional interest expense related to new capital leases in the current year.

Income tax benefit for the year ended December 31, 2001 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition net of alternative minimum tax payments made during the year, as we expect to be able to offset substantially all taxable income for the current year with available net operating loss carryforward from prior years.

As a result of the factors discussed above, we recorded net income of $794,000 for the year ended December 31, 2001 compared to a net loss of $5,450,000 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had unrestricted cash and cash equivalents of $1,842,000. For the year ended December 31, 2001, net cash provided by operating activities was $2,111,000, and was primarily due to net income during the period and an increase in deferred revenue and a decrease in accounts receivable. Net cash used in investing activities was $1,227,000 and related to our purchases of property and equipment and the cash we paid related to the acquisition of DietSmart. Net cash used in financing activities was $129,000 for the year and was primarily related to the repayment of capital lease obligations.

The following summarizes future cash outflow related to our contractual obligations at December 31, 2001 (in thousands):

                                                Total             Less than 1 year           1-3 years            After 4 years
                                         -----------------     ---------------------     ----------------     -------------------
Contractual obligations:
   Long term debt (1)                         $2,025                 $1,521                    $504                   $    -
   Capital lease obligations                     293                    160                     127                        6
   Operating leases                              898                    272                     505                      121
   Online Advertising                            308                    308                       -                        -
                                         -----------           ------------              ----------                   ------
Total contractual cash obligations            $3,524                 $2,261                  $1,136                     $127
                                         ===========           ============              ==========                   ======

(1) Long term debt represents amounts owed in connection with the DietSmart acquisition. In accordance with the merger agreement, payments may be accelerated under the following situations:

     a) If we have cash and cash equivalents in excess of a certain amount at October 31, 2002, we will be required to make the final installment within ten (10) days of the availability of the monthly financial statements.

     b) If there is a change in control whereby beneficial owners (excluding the current beneficial owners) have an interest of at least 51% of our common shares outstanding, all of the scheduled payments, including interest, are payable within thirty (30) days of the change in control.

     c) If we raise equity in excess of $1,000,000, then 20% of those proceeds will be used as a prepayment towards future scheduled payments.

We currently have online advertising commitments with major Internet portals totaling approximately $308,000 through 2002. We had a significant decrease in online advertising commitments in the current year as a result of the restructuring of our contract with America Online in the third quarter of 2001. The restructuring, which was initiated by us, reduced the contract term from January 2003 to March 31, 2002.

We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of December 31, 2001 we had approximately $141,000 in leased equipment against the letter of credit.

We are committed to loan the three founders of DietSmart funds to satisfy their tax obligations if the acquisition of DietSmart is determined not to be a tax-free reorganization by the Internal Revenue Service. Such commitment is outstanding as long as we have not yet fully paid the scheduled debt payments to the DietSmart shareholders. If loans were granted by us they would be interest bearing and secured by an equal value of eDiets shares and due no later than three years after the loans were made. Management does not expect the loans to be required but to the extent they are issued they could have a material impact on the Company's liquidity.

Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered in evaluating our condition and prospects. These factors may have a significant impact on our future operating results.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

We commenced our current business in early 1997, when we began to market our weight-loss programs on the Internet. As a result of our limited operating history, it is difficult to evaluate our prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development, particularly companies doing business in the rapidly evolving Internet market.

WE DEPEND ON SEVERAL MAJOR INTERNET PORTALS TO ATTRACT USERS TO OUR WEBSITE, AND OUR BUSINESS COULD SUFFER IF OUR ADVERTISING IS DISCONTINUED ON THESE PORTALS.

A significant portion of our online traffic has come, and we believe will continue to come from, pay-for-performance agreements with Yahoo, Microsoft, WebMD, iVillage, and others that expire at various times in the first half of 2002. We expect these contracts to be renewed at terms and conditions similar to those that are expiring. Our other current advertising agreements are on a short term (less than three months) basis. Our advertisers have no obligation to renew our agreements when they expire. Our agreements with these advertisers also do not prohibit them from carrying online sites or developing and providing content that competes with our site. If our advertising is discontinued for any reason on the major portals on which we currently advertise, our business could suffer.

WE DEPEND ON DAVID R. HUMBLE, OUR FOUNDER AND CHIEF EXECUTIVE OFFICER, AND OUR OTHER KEY MANAGEMENT PERSONNEL, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS. AS THE MAJORITY STOCKHOLDER, MR. HUMBLE ALSO HAS VOTING CONTROL OVER OUR COMPANY.

Our business is dependent on David R. Humble, our founder and Chief Executive Officer, and other key management personnel. Although we have an employment agreement with Mr. Humble, our business would suffer if we were to lose his services. Under our employment agreement, Mr. Humble receives a base salary of $250,000 per year and a bonus to be determined by our compensation committee based on income before taxes. The employment agreement contains a non-compete provision for the term of employment and two years thereafter, as well as a non-disclosure provision. We have "key-person" life insurance in the amount of $2 million covering Mr. Humble.

The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel particularly in the marketing, administrative and financial areas. Competition for qualified personnel in the Internet industry is intense. If we are unable to attract and retain additional qualified personnel, our business could suffer.

Mr. Humble owns slightly more than 50% of our outstanding voting common stock. Therefore, he is able to determine the outcome of all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Among other things, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it.

WE CAN'T BE CERTAIN THAT ADDITIONAL FINANCING WILL BE AVAILABLE TO US ON ACCEPTABLE TERMS IF WE NEED IT.

We believe that cash on hand and cash flows from operations will be sufficient to meet our anticipated capital needs through at least the next 12 months. However, due to unforeseen circumstances, unanticipated changes in our plans or other factors beyond our control, we may require additional financing. Our business could suffer if financing is not available when we may require it or if it is only available on unfavorable terms.

BECAUSE OF OUR LIMITED OPERATING HISTORY WE MAY FAIL TO MANAGE OUR EXPANSION AND EXPECTED GROWTH EFFECTIVELY, WHICH COULD STRAIN OUR RESOURCES AND COULD IMPAIR THE EXPANSION OF OUR BUSINESS.

Although we have continued to expand our member base, a failure to manage our growth effectively could adversely affect our ability to attract and retain our members and advertising partners. We have increased the scope of our operations and have increased the number of our employees substantially. We have expanded our technology, sales, administrative and marketing organizations. These factors have placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

WE DEPEND HEAVILY ON OUR NETWORK INFRASTRUCTURE AND ITS FAILURE COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR MEMBERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS AND ADVERTISERS.

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructure on which our system operates is located in Sterling, Virginia. We do not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

In addition, our members depend on Internet service providers, or ISPs, for access to our Website. Due to the rapid growth of the Internet, ISPs and Websites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

WE FACE SIGNIFICANT COMPETITION.

We currently compete with several non-Internet weight-loss companies. Our major offline competitor is Weight Watchers(R) International, Inc. We also compete with a number of Internet sites which provide free diet and nutrition information. Currently, we know of several other online competitors aggressively marketing an online program with similarities to our program.

Due to the success of our program and the development of other competitive online weight-loss programs, we anticipate that the industry leaders can be expected to mount a meaningful form of Internet response. Increased competition could result in reductions in the prices we receive for our programs, lower margins, loss of customers and reduced visitor traffic to our Website.

Several of our existing competitors and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources and may be able to devote greater resources than we can for the development and promotion of their services and products. These competitors may also engage in more extensive marketing and advertising efforts, adopt more aggressive pricing policies and make more attractive offers to advertisers and alliance partners. Accordingly, we may not be able to compete successfully.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

An element of our growth strategy is to introduce our online marketing services in international markets. Our participation in international markets will be subject to certain risks, such as:

  .  relative low levels of Internet usage in foreign countries;

  .  difficulties in staffing and managing foreign operations;

  .  fluctuations in foreign currency exchange rates;

  .  compliance with foreign regulatory and market requirements;

  .  variability of foreign economic and political conditions;

  . changing restrictions imposed by regulatory requirements, tariffs or other trade barriers;

  . costs of localizing products and marketing such products in foreign countries;

  . potentially adverse tax consequences, including restrictions on repatriation of earnings;

     .  difficulties in protecting intellectual property; and

     .  burdens of complying with a wide variety of foreign laws.

To the extent our potential international members are subject to currency devaluations, general economic crises or other negative economic events, the ability of our members to utilize our services could be diminished.


THE UNAUTHORIZED ACCESS OF CONFIDENTIAL MEMBER INFORMATION THAT WE TRANSMIT OVER PUBLIC NETWORKS COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS.

Our members transmit confidential information to us over public networks, and the unauthorized access of such information by third parties could harm our reputation and significantly hinder our efforts to attract and retain members. We rely on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect customer transaction data and adversely affect our ability to attract and retain customers.


PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT THE QUALITY AND RELIABILITY OF THE SERVICES WE OFFER OUR MEMBERS AND ADVERTISERS.

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely e-mail messages to our members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our services to our members and undermine our advertising partners' and our members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation. These factors could adversely affect our business by adversely affecting the quality and reliability of the services we offer our customers.


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


ITEM 8.   FINANCIAL STATEMENTS

Our financial statements, together with the report of independent certified public accountants, appear at pages F-1 through F-18 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of February 20, 2002, our directors and executive officers were as follows:



NAME                         AGE        POSITION
----                         ---        --------

David R. Humble              66         Chairman of the Board and Chief
                                        Executive Officer

Robert T. Hamilton           37         Chief Financial Officer

Steven Johnson               37         Chief Technology Officer

Christine M. Brown           44         Vice President of Operations

Ronald L. Caporale           36         Executive Vice President of Business
                                        Development

Carlos M. Lopez-Ona          29         Executive Vice President

Andrew G. Smith              28         Executive Vice President of Marketing

Isaac Kier                   48         Director

Matthew A. Gohd              44         Director

James M. Meyer               64         Director

Lee S. Isgur                 63         Director


DAVID R. HUMBLE has served as Chairman of the Board since the closing of our merger with eDiets, Inc. in November 1999. He has also served as our Chief Executive Officer during this period except for the period from August through December 2000 when David J. Schofield was our Chief Executive Officer. Mr. Humble has also served as Chairman of the Board, President and Chief Executive Officer of eDiets, Inc. since he founded that company in March 1996. From July 1995 to August 1996, he was a consultant to Advanced Promotion Technologies, Inc., which was engaged in the development and marketing of interactive electronic point of sale marketing systems in supermarkets. From 1987 to July 1995, he served as Chairman of the Board of Advanced Promotion Technologies, Inc. and additionally as the Chief Executive Officer until 1993. Advanced Promotion Technologies, Inc. filed for bankruptcy protection in August 1996 and ultimately emerged from bankruptcy protection under the name Xinetix. From 1985 to 1987, he was the President, Chief Executive Officer and Director of CheckRobot, Inc., which developed a self-service checkout system for supermarkets. From 1968 to 1985, he served in a number of marketing and operations capacities with Sensormatic Electronics Corporation, which develops and markets electronic security and surveillance products, including Vice President/Manufacturing and Vice President/Future Products and was a member of its board of directors. Mr. Humble holds a number of technology patents, including the original electronics security tag found on garments in retail stores worldwide to protect against shoplifting.

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

STEVEN JOHNSON has served as our Chief Technology Officer since November 1998 and prior to that had been our Director of Software Development on a part-time basis. From November 1996 through November 1998, he served as a Senior Principal Engineer for Sensormatic Electronics Corporation. From April 1991 to November 1996, he was the Manager for Software Development for Advanced Promotion Technologies, Inc.

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

RONALD L. CAPORALE has served as our Executive Vice President of Business Development since January 2001. Mr. Caporale helped launch eDiets, Inc. in 1996 and served as its Director of Marketing and Business Development through September 1999 when he left our company to join iVillage, Inc., operator of iVillage.com. While at iVillage, Mr. Caporale's positions included Vice President and General Manager of Sales.

CARLOS M. LOPEZ-ONA is an Executive Vice President of eDiets.com, Inc. He comes to eDiets from DietSmart, Inc., a leading online diet company that merged with eDiets in October 2001, which he co-founded in 1999 and for which he served as Chief Financial Officer. Prior to co-founding DietSmart, He was employed with BT Capital Partners, Inc., the private equity investment arm of Bankers Trust Company. Before joining BT Capital Partners, he was an analyst for Chase Manhattan Bank's Latin America Corporate Finance Group, where he participated in M&A and financial restructuring advisories involving several Latin American corporations and multinationals.

ANDREW G. SMITH is the Executive Vice President of Marketing at eDiets.com, Inc. Prior to joining eDiets, in June 1999 Mr. Smith co-founded DietSmart, Inc., a leading online diet company that merged with eDiets in October 2001, where he subsequently served as President. Before co-founding DietSmart, he served as Vice President of Sponsorships and Strategic Developments at iVillage. Prior to that, he was Director of Strategic Development at Juno Online Services.

ISAAC KIER served as our President, Chief Executive Officer and Chairman of the Board from 1992 until November 1999. He was the President and Chief Executive Officer since 1981 and Chairman of the Board since 1987 of Lida, Inc., a predecessor company we acquired by merger in 1992. He was the Vice President of Lida, Inc. from 1978 to 1981. Since our merger with eDiets, Inc. in November 1999, he has served as a member of our board of directors and a member of our audit committee. He was also a member of our executive committee until December 2000. Since February 2000, Mr. Kier has been a general partner of Coqui Capital Partners, a venture capital firm licensed by the Small Business Administration as a small business investment company. Coqui has minority investments in 10 new media companies. Mr. Kier also serves on the board of directors of Montebello Brand Liquors, Inc. and Islanet, Inc. Since April 1997, he has been a principal of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. From 1987 to 1997, he also served as the Managing Partner of Dana Communications Limited, a non-wireline cellular licensee.

MATTHEW A. GOHD has served as a member of our board of directors and a member of our executive committee since November 1999. Mr. Gohd is Chairman of Blue Stone Capital Partners, LP, and Chairman of Voyager Acquisition Corp., both private investment firms. From 1989 until 2001, Mr. Gohd served in various capacities, and most recently as Co-Chairman of Blue Stone Capital. Mr. Gohd previously served as a Director of OnStage Entertainment, Inc. a company engaged in concert promotions, and of Candie's, Inc. a leading designer and marketer of young women's footwear, apparel and accessories. Mr. Gohd was also a founding board member of the Starlight Children's Foundation of New York.

JAMES M. MEYER has served as a member of our board of directors since December 1999. Although currently retired, Mr. Meyer was the Agency Manager of James M. Meyer Agency, a corporate planning and insurance agency he founded in 1967. The agency, which offered sales and services provided by The Equitable Company/AXA, grew into one of the top ten agencies in the insurance industry, with almost 400 employees. Mr. Meyer is a member of our audit and compensation committees.

LEE S. ISGUR has served as a member of our board of directors since December 1999. He is also a member of our executive committee, audit committee and compensation committee. Mr. Isgur has been the Managing Partner of Corporate Counselors, a research and investment banking consulting firm since 1997. From 1994 to 1997, he was Managing Director of Jeffries & Company, an investment banking firm. From 1991 to 1994, he was a partner at Volpe Welty Company, an investment banking firm. From 1977 to 1991, he was employed by Paine Webber, Inc., an investment-banking firm, where he became a First Vice President. As an analyst and banker on Wall Street for over 30 years, Mr. Isgur has participated in numerous public and private offerings for both domestic and international companies over a broad array of consumer, entertainment and technology industries.

Directors are elected at each annual meeting of our stockholders and hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of the date of this report, based on our review of the copies of the forms we received, we believe that all directors, officers and beneficial holders of more than 10% of our equity securities timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table summarizes all compensation we paid during our fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999 to our Chief Executive Officer, and each other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2001.

                                                   SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                             LONG TERM AWARDS
                  -----------------------------------------------------------------------------------------
NAME AND                                                        OTHER        SECURITIES
PRINCIPAL                                                       ANNUAL       UNDERLYING          ALL OTHER
POSITION                  YEAR     SALARY ($)   BONUS ($)       COMP ($)      OPTIONS (#)      COMPENSATION
-----------------------------------------------------------------------------------------------------------
David R. Humble,
     Chairman and           2001    $250,000           -          $2,625 (1)              -           -
     Chief Executive        2000     157,203           -               -                  -           -
     Officer                1999      17,309           -               -            100,000           -

Robert T. Hamilton,         2001    $114,231           -          $2,625 (1)         63,000           -
     Chief Financial        2000     100,000           -          $2,500 (1)         32,000           -
     Officer (2)            1999       8,462           -               -            100,000           -

Steven Johnson,             2001    $142,308           -          $2,625 (1)         52,000           -
     Chief Technology       2000     124,670     $10,000          $1,346 (1)         62,998           -
     Officer                1999      86,899           -                  -         159,993           -

Christine M. Brown          2001    $108,777     $ 6,000          $  675 (1)         63,000           -
     Executive Vice         2000      80,383           -          $  433 (1)         47,000           -
     President (3)          1999      25,930           -               -             90,286           -

Ronald L. Caporale          2001    $142,500           -               -            115,000    $102,656 (5)
     Executive Vice         2000           -           -               -                  -           -
     President (4)          1999      36,061           -               -                  -           -

____________________________

 (1) Represents 401 (k) contributions made by us on their behalf.
 (2) Mr. Hamilton joined us in November 1999.
 (3) Ms. Brown joined us in July 1999.
 (4) Mr. Caporale left us in September 1999 and rejoined us in January 2001.
 (5) Represents a bonus for 2001 that we accrued in December 2001 and paid in January 2002 to Mr. Caporale.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth each grant of stock options we made during the year ended December 31, 2001 pursuant to our 1999 Stock Option Plan to each of the executive officers named in the Summary Compensation Table:


                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                  (INDIVIDUAL GRANTS)

                       NUMBER OF    % OF TOTAL    EXERCISE
                      SECURITIES   OPTIONS/SARS      OR
                      UNDERLYING    GRANTED TO      BASE
                        OPTIONS    EMPLOYEES IN     PRICE    EXPIRATION
    NAME              GRANTED(#)    FISCAL YEAR    ($/SH)       DATE
-------------------------------------------------------------------------

David R. Humble                -              -          -            -

Robert T. Hamilton        40,000            2.4%     $0.98     09/17/06
                          23,000            1.4%     $1.48     11/29/06

Steven Johnson            52,000            3.2%     $1.21     10/18/06

Christine M. Brown        40,000            2.4%     $0.98     09/17/06
                          23,000            1.4%     $1.48     11/29/06

Ronald L. Caporale       115,000            7.0%     $1.06     01/15/06
_____________________


OPTION EXERCISES AND HOLDINGS

The following table sets forth information regarding option exercises during the year ended December 31, 2001 and unexercised options at December 31, 2001 for each of the executive officers named in the Summary Compensation Table.


     AGGREGATE OPTION EXERCISES FOR FISCAL 2001 AND YEAR END OPTION VALUES

                                                                 VALUE OF
                                                  NUMBER OF     UNEXERCISED
                                                UNEXERCISED    IN-THE-MONEY
                                                 OPTIONS AT     OPTIONS AT
                                                DECEMBER 31,   DECEMBER 31,
                         SHARES                    2001(#)        2001($)
                        ACQUIRED    VALUE($)    EXERCISABLE/   EXERCISABLE/
 NAME                 ON EXERCISE   REALIZED   UNEXERCISABLE   UNEXERCISABLE(1)
-------------------------------------------------------------------------------

David R. Humble             -            -     100,000/-               -

Robert T. Hamilton          -            -     116,000/79,000  $ 15,830/$53,270

Steven Johnson              -            -     340,206/60,500  $227,782/$36,750

Christine M. Brown          -            -     113,786/86,500  $ 96,159/$45,850

Ronald L. Caporale          -            -     167,036/86,250  $261,218/$59,728
_________________

(1) Value is based on the difference between the option exercise price and the fair market value at December 31, 2001, the fiscal year-end ($1.755 per share), multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

In November 1999, we entered into a three-year employment agreement with Mr. Humble. He currently receives a base salary of $250,000 per year, which was increased from $150,000 in December 2000. He is also entitled to receive a bonus to be determined by the Compensation Committee, based on income before taxes. The employment agreement contains a non-competition provision for the term of employment and two years thereafter and a non-disclosure provision.

In November 1999, Mr. Hamilton became our Chief Financial Officer. We currently pay him an annual base salary of $160,000. In September 2001, we granted him an option to purchase 40,000 shares of our common stock at an exercise price of $0.98 per share vesting in four equal semi-annual installments over a two-year period. In November 2001, we granted him an option to purchase 23,000 shares of our common stock at an exercise price of $1.48 per share vesting in four equal semi-annual installments over a two-year period. While Mr. Hamilton does not have an employment agreement for a fixed term, we have agreed that if we choose to terminate his employment without cause, we shall provide him with four months of severance at his then current salary.

In connection with our merger with DietSmart, Inc. in October 2001, we entered into a three-year employment agreement with each of Tamara Totah, Carlos Lopez-Ona and Andrew Smith. Each agreement provides an annual base salary of $160,000, with annual increases of a minimum of 6% and an option to purchase 150,000 shares of our common stock at an exercise price of $1.23 per share vesting in four equal semi-annual installments over a two-year period and contains a non-competition provision for the term of employment and up to two years thereafter and a non-disclosure provision. Ms. Totah served as our President until February 2002, when she resigned from her position and forfeited the options granted under the agreement. Messrs. Lopez-Ona and Smith serve as our Executive Vice President and Executive Vice President of Marketing, respectively.


DIRECTOR COMPENSATION

Our directors do not currently receive any cash compensation from us for their services as members of the board of directors, although they are reimbursed for travel and lodging expenses in connection with attendance at board and committee meetings. Under our 1999 Stock Option Plan, non-employee directors are eligible to receive automatic grants of vested options to purchase 25,000 shares of our common stock per year at an exercise price equal to the market price of our common stock on the date of grant. Upon their appointment to the board, each of the current directors, except for Mr. Humble, received an option to purchase 25,000 shares of our common stock that vested immediately at an exercise price of $2.00 per share. In addition, Messrs. Humble, Gohd and Kier, the members of our initial executive committee, each received on their appointment a one-time option grant to purchase 100,000 shares of our common stock that vested immediately at an exercise price of $2.00 per share. Currently our executive committee consists of Messrs. Humble, Gohd and Isgur.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 20, 2002: (i) by each person who is known by us to beneficially own more than 5% of our outstanding shares; (ii) by each of our directors; (iii) by each executive officer named in the Summary Compensation Table and (iv) by all of our directors and executive officers as a group.



         Name and Address              Number of Shares         Percent
         of Beneficial Owner          Beneficially Owned       of Class
         -------------------          ------------------       ---------

David R. Humble                           7,905,065(1)            50.2%

Isaac Kier                                1,067,428(2)             6.7%

Matthew Gohd                                933,220(3)             5.7%

James M. Meyer                              380,000(4)             2.4%

Lee S. Isgur                                191,000(5)             1.2%

Ronald L. Caporale                          215,786(6)             1.4%

Robert T. Hamilton                          126,000(7)               *

Christine M. Brown                          131,286(8)               *

Steven Johnson                              367,537(9)             2.3%

All directors and executive              12,056,285(10)           67.1%
officers as a group (11 persons)
__________________________________________________________________________

*Less than 1%

(1) Includes 100,000 shares issuable upon exercise of vested stock options.

(2) Includes 232,500 shares issuable upon exercise of stock options that are vested or exercisable within 60 days; 62,500 shares issuable upon exercise of warrants issued in our private placement; 65,211 shares held by a charitable remainder trust of which Mr. Kier and his wife are the trustees; and 156,250 shares and 62,500 shares issuable upon the exercise of immediately exercisable warrants issued in the private placement to Coqui Capital Partners, L.P., of which Mr. Kier is the general partner. Mr. Kier disclaims beneficial ownership of shares held by Coqui Capital Partners, L.P. except for his proportional interest therein.

(3) Includes 280,000 shares issuable upon the exercise of immediately exercisable warrants issued to the placement agent Whale Securities Co., LP in the 1999 private placement and transferred to Mr. Gohd; 175,000 shares issuable upon exercise of vested stock options; and 62,500 shares issuable upon the exercise of warrants issued in the private placement. Also includes 135,220 shares issuable upon the exercise of additional warrants issued to Mr. Gohd in March 2001 in connection with the Company's agreement with the placement agent. Does not include 31,250 shares and 12,500 shares issuable upon the exercise of warrants issued in the private placement to Porpoise Investors I, L.P. Mr. Gohd is the President of the general partnership of Porpoise Investors I, L.P. and disclaims beneficial ownership of these shares.

(4) Includes 200,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days; and 25,000 shares issuable upon the exercise of immediately exercisable warrants issued in the private placement.

(5) Includes 70,500 shares held by a revocable trust of which Mr. Isgur and his wife are the trustees and beneficiaries and 100,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(6) Includes 195,786 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(7) Includes 126,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(8) Includes 131,286 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(9) Includes 357,537 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(10) Includes an aggregate of 75,000 additional shares issuable upon exercise of stock options that are vested or exercisable within sixty days held by two executive officers not listed in the table above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN TO STOCKHOLDER

In 1999, we advanced approximately $88,000 to Mr. Humble who agreed to repay these advances by March 1, 2001 with interest at an annual rate of 7%. In the third quarter of 2000, we forgave the note receivable from Mr. Humble and it was charged to equity.

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

RELATED TRANSACTIONS

In January 2001, we engaged a consultant, who is a partner of Mr. Isgur, one of our directors, in an unrelated business, to work with management for a one-year period to strategize and coordinate public and investor relations efforts for us. As compensation, we issued the consultant 400,000 warrants with an exercise price of $0.75 per share. The warrants vested immediately and are exercisable through January 2004. The fair value of the warrants totaled approximately $158,000, which was recognized as consulting expense during the year ended December 31, 2001.

During 2001, Mr. Meyer provided consulting services to us outside his duties as a member of our board of directors. As compensation for these services, we granted him in June 2001 an option to purchase 25,000 shares of our common stock that vested immediately at an exercise price of $1.38 per share. We also paid and accrued approximately $1,500 and $17,500, respectively, for royalties due to Mr. Meyer for eDiets companion program product sales during the year ended December 31, 2001.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

The exhibits filed as part of this report are listed below. We will furnish a copy of any exhibit listed to requesting stockholders upon payment of our reasonable expenses in furnishing those materials.

(a)  EXHIBITS.

EXHIBIT NO.              DESCRIPTION
------------   -----------------------------------

 2.1 Agreement and Plan of Merger, dated October 1, 2001 by and among eDiets.com, Inc., DietSmart Acquisition Corp., David R. Humble, DietSmart, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew
               G. Smith (11)

 3.1           Restated Certificate of Incorporation (1)

 3.2           By-Laws (1)

 3.3 Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (7)

 4.1           Form of Investors Warrant (1)

 4.1.1         Warrant dated January 8, 2001 issued to Mallory Factor (4)

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

 4.2.2 Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

 4.3           Form of Registrant's common stock Certificate (1)

 4.4           Form of Registration Rights Agreement (1)

 4.5 Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

 4.6 Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (7)

 4.7           Warrant Certificate dated March 28, 2001 issued to Matthew A.
               Gohd for 415,220 warrants (7)

 4.8 Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (7)

 4.9 Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (7)

 4.10 Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (10)

 10.1          1999 Stock Option Plan (1)

 10.2          Amendment No. 1 to Stock Option Plan dated August 9, 2000 (2)

 10.3          Amendment No. 2 to Stock Option Plan dated September 18, 2000 (2)

 10.4          Amendment No. 3 to Stock Option Plan dated February 13, 2001*

 10.5          Amendment No. 4 to Stock Option Plan dated October 16, 2001*

 10.6 Employment Agreement dated November 17, 1999 between Registrant and David R. Humble (1)

10.7 Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

10.8 Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.9 Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

10.10 License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.11 Lease Agreement dated December 2, 1999 between The 3467 Partnership and Registrant (1)

10.12 Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.13 Equipment Lease Agreement between First Sierra Financial, Inc. and Registrant (1)

10.14 Letter Agreements dated November 1, 1999 and November 9, 1999 between Robert T. Hamilton and Registrant (1)

10.15 Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (3)

10.16 Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (3)

10.17 Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (3)

10.18 Agreement for Services dated February 16, 2000 between Registrant and Professional Employee Management, Inc. (3)

10.19 Sponsorship Agreement dated July 1, 2000 between Registrant and iVillage.com (2)

10.20 First Amendment dated November 1, 2000 to the Sponsorship Agreement between Registrant and iVillage.com (3) (5)

10.21 Termination and Release Agreement dated December 1, 2000 between Registrant and iVillage.com (3)

10.22 Interactive Services Agreement dated November 23, 2000 between Registrant and America Online, Inc. (3) (5)

10.23 License and Marketing Agreement dated July 19, 2000 between Registrant and Intel Corporation (3)

10.24 Agreement dated November 3, 2000 between Registrant and Laurel Advisors, L.L.C. (3)

10.25 Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (4)(5)

10.26 Agreement dated March 21, 2001 between the Registrant and LifeMinders, Inc. (4)(5)

10.27 Agreement dated March 21, 2001 between the Registrant and Sportsline USA, Inc. d/b/a CBS SportsLine.com (4)(5)

10.28 Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (4)

10.29 Agreement dated March 19, 2001 between the Registrant and eUniverse, Inc. (4)(5)

10.30 Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (4)

10.31     Agreement dated April 4, 2001 between Yahoo! Inc. and the Registrant
          (6)(7)

10.32 First Amendment to Content License Agreement dated April 10, 2001 between the Registrant and Yahoo, Inc. (6)(7)

10.33 Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (7)

10.34 Amendment to Interactive Services Agreement dated May 23, 2001 between the Company and America Online, Inc. (5)(8)

10.35 Amendment to Master Advertising Agreement dated June 4, 2001 between the Company and Microsoft Corporation (5)(8)

10.36 Second Amendment to Content License Agreement dated June 25, 2001 between the Company and Yahoo!, Inc. (5)(8)

10.37 Agreement of Compromise, Settlement, and Mutual Release dated September 28, 2001 between the Company and America Online, Inc. (5)(9)

10.38 Third Amendment to Content License Agreement dated September 25, 2001 between the Company and Yahoo! Inc. (5)(9)

10.39 Amended Revenue Share Program Agreement dated August 29, 2001 between the Company and eUniverse, Inc. (5)(9)

10.40 Indemnification Escrow Agreement, dated October 19, 2001 by and among eDiets.com, Inc., DietSmart Acquisition Corp., Tamara L. Totah, Carlos
          M. Lopez-Ona and Andrew G. Smith (10)

10.41 Employment Agreement dated October 19, 2001 between the Company and Tamara L. Totah (10)

10.42 Employment Agreement dated October 19, 2001 between the Company and Carlos M. Lopez-Ona (10)

10.43 Employment Agreement dated October 19, 2001 between the Company and Andrew G. Smith (10)

10.44 Tax Liability Letter Agreement dated October 19, 2001 among eDiets.com, Inc., Tamara L. Totah and Carlos M. Lopez-Ona (10)

21.1      Subsidiaries of the Registrant*

23.1      Consent of Ernst & Young LLP*

________________


(1) Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).

(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2000 and filed with the SEC on October 30, 2000

(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.

(4) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.

(5) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(6) Confidential treatment requested pursuant to Rule 406 promulgated under the Securities and Exchange Act of 1933. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(7) Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).

(8) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2001 and filed with the SEC on August 8, 2001.

(9) Incorporated by reference to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2001 and filed with the SEC on November 9, 2001.

(10) Incorporated by reference to the Registrant's Form 8-K filed with the SEC on November 2, 2001

(11) Incorporated by reference to the Registrant's Form 8-K filed with the SEC on October 9, 2001

* Filed herein


(b) REPORTS ON FORM 8-K

1. A report on Form 8-K was filed with the Securities and Exchange Commission on October 9, 2001 with respect to

Item 5. Announcing of merger between DietSmart and us.

2. A report on Form 8-K was filed with the Securities and Exchange Commission on November 2, 2001 with respect to

Item 2. Acquisition or Disposition of Assets to disclose the merger between DietSmart and us.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002

                                     eDiets.com, Inc., a Delaware corporation


                                     By:   /s/ David R. Humble
                                          --------------------
                                          David R. Humble, Chairman of the Board
                                          and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                       DATE
---------                     --------                       ----



/s/ David R. Humble                                          March 26, 2002
-----------------------
David R. Humble               Chairman of the Board
                              and Chief Executive Officer
                              (Principal Executive Officer)

/s/ Robert T. Hamilton                                       March 26, 2002
-----------------------
Robert T. Hamilton            Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ Isaac Kier                                               March 26, 2002
-----------------------
Isaac Kier                    Director


/s/ Lee S. Isgur                                             March 26, 2002
-----------------------
Lee S. Isgur                  Director


/s/ James M. Meyer                                           March 26, 2002
-----------------------
James M. Meyer                Director


/s/ Matthew Gohd                                             March 26, 2002
-----------------------
Matthew Gohd                  Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
eDiets.com, Inc.

We have audited the accompanying consolidated balance sheet of eDiets.com, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2001 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                    /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
February 1, 2002

                                EDIETS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001
                                 (In thousands)

                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                $                1,842
  Accounts receivable, net                                                                                    260
  Prepaid advertising costs                                                                                   740
  Prepaid expenses and other current assets                                                                   327
                                                                                           ----------------------
Total current assets                                                                                        3,169

Restricted cash                                                                                               269
Property and equipment, net                                                                                 1,104
Intangibles, net                                                                                            1,436
Goodwill                                                                                                    5,191
Other assets                                                                                                   45
                                                                                           ----------------------
Total assets                                                                               $               11,214
                                                                                           ======================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                         $                  505
  Accrued liabilities                                                                                       2,092
  Current portion of capital lease obligations                                                                133
  Current portion of notes payable                                                                          1,521
  Deferred revenue                                                                                          2,193
                                                                                           ----------------------
Total current liabilities                                                                                   6,444

Capital lease obligations, net of current portion                                                             113
Notes payable, net of current portion                                                                         504
Deferred tax liability                                                                                        540

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - 1,000 shares authorized, no shares issued and                               -
   outstanding
  Common stock, $.001 par value - 50,000 shares authorized, 15,503 shares issued and                           16
   outstanding
  Additional paid-in capital                                                                                9,644
   Unearned compensation                                                                                       (2)
   Accumulated deficit                                                                                     (6,045)
                                                                                           ----------------------
Total stockholders' equity                                                                                  3,613
                                                                                           ----------------------
Total liabilities and stockholders' equity                                                 $               11,214
                                                                                           ======================

  The accompanying notes are an integral part of these consolidated financial statements.

                                EDIETS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                      Year Ended December 31,
                                                            ------------------------------------------
                                                                   2001                   2000
                                                            -------------------     ------------------
     REVENUE                                                $           24,371      $          11,434

     COSTS AND EXPENSES:

       Cost of revenue                                                   2,328                    951

       Product development                                                 743                    238

       Sales and marketing                                              16,630                 12,747

       General and administrative                                        3,227                  2,795

       Depreciation and amortization                                       663                    314
                                                            ------------------      -----------------

     Total costs and expenses                                           23,591                 17,045
                                                            ------------------      -----------------


     Income (loss) from operations                                         780                 (5,611)

     Other (expense) income, net                                           (11)                   161

     Income tax benefit                                                     25                      -
                                                            ------------------      -----------------

     Net income (loss)                                      $              794      $          (5,450)
                                                            ==================      =================


     Earnings (loss) per common share
       Basic                                                $             0.06      $           (0.41)
                                                            ==================      =================
       Diluted                                              $             0.05      $           (0.41)
                                                            ==================      =================

     Weighted average common and common equivalent shares
     outstanding
       Basic                                                            13,961                 13,215
                                                            ==================      =================
       Diluted                                                          15,110                 13,215
                                                            ==================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

                                EDIETS.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                       ADDITIONAL                                       TOTAL
                                                 COMMON STOCK           PAID-IN         UNEARNED     ACCUMULATED    STOCKHOLDERS'
                                             ---------------------
                                              SHARES       AMOUNT       CAPITAL       COMPENSATION     DEFICIT         EQUITY
                                            ------------------------------------------------------------------------------------
Balance at January 1, 2000                     12,645     $    13       $  7,195      $     (7)      $  (1,389)        $   5,812
  Stock options granted                             -           -            178            (8)              -               170
  Stock options vested or forfeited                 -           -              -             6               -                 6
  Common stock issued as penalty shares           908           1             (1)            -               -                 -
  Receivable from stockholder forgiven              -           -            (93)            -               -               (93)
  Common stock issuance and
    registration costs                              -           -           (139)            -               -              (139)
  Net loss                                          -           -              -             -          (5,450)           (5,450)
                                            ------------------------------------------------------------------------------------
Balance at December 31, 2000                   13,553     $    14       $  7,140      $     (9)      $  (6,839)        $     306
  Common stock issued in connection
    with acquisition of DietSmart               1,917           2          2,030             -               -             2,032
  Stock options issued in connection with
    acquisition of DietSmart                        -           -            314             -               -               314
  Stock options and warrants granted                -           -            191             -               -               191
  Stock options vested or forfeited                 -           -              -             7               -                 7
  Stock options and warrants exercised             33           -             19             -               -                19
  Common stock registration costs                   -           -            (50)            -               -               (50)
  Net income                                        -           -              -             -             794               794
                                            ------------------------------------------------------------------------------------
Balance at December 31, 2001                   15,503     $    16       $  9,644      $     (2)      $  (6,045)        $   3,613
                                            ====================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                               EDIETS.COM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              Year Ended December 31,
                                                                                       ---------------------------------
                                                                                            2001                2000
                                                                                       -------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $        794           $    (5,450)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation                                                                                 531                   314
   Amortization of intangibles                                                                  132                     -
   Provision for bad debt and sales returns                                                      29                    34
   Stock based compensation                                                                     198                   212
   Deferred tax benefit                                                                         (50)                    -
   Changes in operating assets and liabilities:
      Accounts receivable                                                                       396                  (564)
      Prepaid expenses and other current assets                                                 (14)                 (809)
      Restricted cash                                                                          (121)                 (101)
      Other assets                                                                              (42)                    -
      Accounts payable and accrued liabilities                                                 (261)                  982
      Deferred revenue                                                                          519                   900
                                                                                       ------------           -----------
Net cash provided by (used in) operating activities                                           2,111                (4,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                            (538)                 (510)
Cash paid for acquisition, net of cash acquired of $145                                        (689)                    -
                                                                                       ------------           -----------
Net cash used in investing activities                                                        (1,227)                 (510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs                                                                 (50)                 (150)
Proceeds from exercise of stock options                                                          19                     -
Repayment of capital lease obligations                                                          (98)                  (54)
                                                                                       ------------           -----------
Net cash used in financing activities                                                          (129)                 (204)
                                                                                       ------------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            755                (5,196)
Cash and cash equivalents, beginning of year                                                  1,087                 6,283
                                                                                       ------------           -----------
Cash and cash equivalents, end of year                                                 $      1,842           $     1,087
                                                                                       ============           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for:
   Interest                                                                            $         57           $        15
                                                                                       ============           ===========
   Income taxes                                                                        $         25           $         -
                                                                                       ============           ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
Equipment acquired under capital leases                                                $        179           $        55
                                                                                       ============           ===========
Receivable from stockholder charged to equity                                          $          -           $        93
                                                                                       ============           ===========



  The accompanying notes are an integral part of these consolidated financial statements.

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

In November 2000, the Company entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market the Company's online weight loss programs in Europe, Australia and New Zealand. Under the terms of the joint venture agreement, the Company received a 60% interest in the joint venture primarily in return for the license of its international technology rights to the joint venture. The initial international launch occurred in the United Kingdom in April 2001.

In October 2001, the Company completed the acquisition of DietSmart, Inc. (DietSmart), a privately held Delaware corporation. DietSmart is an online weight-loss service that provides its customers with custom tailored diet programs for a fee. As a result of the acquisition, DietSmart became a wholly-owned subsidiary of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 include U.S. Treasury note securities with a fair value, which approximates cost, of $1,000,000 and a maturity date of January 3, 2002. The Company has classified these investments as held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

RESTRICTED CASH

Restricted cash on the accompanying consolidated balance sheet consists of funds held by financial institutions as collateral for chargebacks related to credit card transactions and as collateral for a letter of credit established pursuant to certain capital lease agreements. Restricted cash at December 31, 2001 includes U.S. Treasury note securities with a fair value, which approximates cost, of $240,000 and a maturity date of January 2, 2002.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is approximately three years for equipment and computer hardware and software, including internal use software, approximately seven years for furniture and fixtures and the shorter of the lease term or five years for leasehold improvements.

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

In March 2000, the Emerging Issues Task Force (EITF) issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

INTANGIBLES

Intangible assets are being amortized using the straight-line method over periods ranging from two to three years.

EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited, that is accounted for under the equity method of accounting. The investment recorded to date is $0 as it has been limited to the license of the Company's international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture's losses since inception. eDiets Europe Limited's losses since inception totaled approximately $300,000 at December 31, 2001. Once the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded.

REVENUE RECOGNITION

The Company offers memberships to the proprietary content contained in its Website. Revenues from customer subscriptions to the Company's program paid in advance are deferred and recognized on a straight-line basis over the period of the subscription. Registration fees paid in advance are deferred and recognized over the expected term of service.

Commission revenue is derived from third party vendors on sales of products and services advertised on the Company's Website, while advertising revenue is derived from the sale of advertising on the Company's Website. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that visitors to the Company's web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue.

Opt-in email revenue is derived from the sale of email addresses of visitors to the Company's web site who have authorized the Company to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant Company obligation remains and collection is probable.

Companion program revenue is derived from the sale of motivational tapes or compact disks to current members. Revenues from the sales of those products are recognized when the product is shipped.

Revenue by type for the years ended December 31, 2001 and 2000 is as follows (in thousands):



                                              2001           2000
                                            -------        -------
          Membership                        $22,521        $10,375
          Advertising and commissions           972            688
          Sale of opt-in email addresses        480            371
          Companion program                     398              -
                                            -------        -------
                                            $24,371        $11,434
                                            =======        =======

COST OF REVENUE

Cost of revenue consists primarily of internet access and service charges, credit card fees, revenue sharing costs, compensation expenses related to the Company's nutritional staff, and product and shipping costs related to the companion program motivational tapes and compact disks.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the fair value method of accounting.

The Company accounts for employee stock-based compensation under APB No. 25 and has complied with the disclosure requirements of SFAS No. 123.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB No. 25 and was effective on July 1, 2000. Adoption of FIN 44 had no material impact on the Company's financial position, results of operations or cash flows.

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

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2001 and 2000 totaled approximately $14,253,000 and $11,689,000, respectively.

At December 31, 2001, the Company had approximately $740,000 of prepaid advertising costs representing future communication costs. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheet.

BARTER TRANSACTIONS

Advertising barter transactions are recorded at the estimated fair value of the advertising services received or given. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. The Company did not recognize any revenues or expenses related to barter transactions for the years ended December 31, 2001 and 2000. The Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable, for approximately 130 million and 110 million impressions on its website for the years ended December 31, 2001 and 2000, respectively.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including investments, accounts receivable from credit card transaction processing companies, and receivables from third parties related to advertising, ecommerce, and opt-in email revenue. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. The credit risk associated with cash and cash equivalents and credit card receivables is considered low due to the credit quality of the financial institution and issuers. The Company performs credit evaluations of the third parties from which advertising, ecommerce, and opt-in email revenue is earned and generally does not require collateral. The Company maintains allowances for potential credit losses for such event.

COMPREHENSIVE INCOME (LOSS)

There was no difference between the Company's net income (loss) and its total comprehensive income (loss) for the periods presented.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications of the prior year's consolidated financial statements have been made to conform to the current year's presentation.

3.   ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $17,000 at December 31, 2001.

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

     Office and computer equipment                       $ 1,153
     Software                                                816
     Furniture and fixtures                                  122
     Leasehold improvements                                   49
                                                         -------
                                                           2,140
     Less accumulated depreciation and amortization       (1,036)
                                                         -------
                                                         $ 1,104
                                                         =======

Software includes approximately $672,000 of costs associated with internal-use software projects and Website development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2001. Included in property and equipment is equipment under capital leases of approximately $400,000 as of December 31, 2001, less accumulated amortization of approximately $170,000. Depreciation expense includes amortization of equipment under capital leases.

5.  ACQUISITION OF DIETSMART

On October 19, 2001, the Company acquired all of the outstanding capital stock of DietSmart. DietSmart is an online weight-loss service that provides its customers with custom tailored diet programs for a fee. As a result of the acquisition, DietSmart became a wholly-owned subsidiary of the Company. The primary reason for the acquisition was to accelerate revenue growth and positive cash flow by consolidating the two largest companies in the online diet industry and to better position the combined company against traditional brick-and-mortar competitors.

Upon consummation of the merger, each holder of (1) DietSmart common stock, (2) DietSmart preferred stock, and (3) certain DietSmart stock options was entitled to receive 0.1657105 shares of the Company's common stock and $0.207138 in cash for each share of DietSmart common stock, preferred stock or stock options owned, for an aggregate merger consideration of 2,000,000 shares of the Company's common stock, valued at $2.0 million based on the average closing price of the stock in the days immediately preceding and following the announcement of the transaction, ("Share Consideration") (see Note 8) and $2.5 million of cash ("Cash Consideration"). The Company also issued a total of 329,724 stock options with an aggregate fair value of approximately $226,000 in exchange for all of the outstanding DietSmart stock options. The Cash Consideration is payable in five equal installments with a quarterly compounded interest rate of 6%. The first payment of Cash Consideration was due upon the surrender of the DietSmart stock certificates to the exchange agent, the second payment is due April 30, 2002, the third payment is due July 30, 2002, the fourth payment is due October 30, 2002 and the final payment is due January 30, 2003. From the initial Cash Consideration payment, $100,000 of $500,000 was, and $100,000 of each remaining $500,000 Cash Consideration installment payment will be, delivered into an escrow account, and the Company will retain 10,000 shares of its common stock that would otherwise be deliverable to each of three DietSmart founders, until the final disposition of pending litigation between DietSmart and certain third parties. In connection with the acquisition, the former DietSmart shareholders agreed to assume full liability for this pending litigation.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of operations of DietSmart have been included in the Company's financial statements for periods subsequent to October 19, 2001. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of net assets acquired of approximately $5.2 million has been reflected as goodwill and is not expected to be deductible for income tax purposes.

A summary of the purchase price for the acquisition is as follows (in thousands):

     Cash                                  $2,500
     Common stock                           2,032
     Fair value of stock options              314
     Forgiveness of note receivable            51
     Deferred tax liability                   590
     Direct acquisition costs                 372
                                           ------
     Total purchase price                  $5,859
                                           ======

The purchase price was allocated as follows (in thousands):

        Current assets acquired                                         $        221
        Property and equipment                                                   147
        Non-current assets acquired                                                3
        Liabilities acquired                                                  (1,271)
        Goodwill                                                               5,191
        Intangibles                                                            1,568
                                                                        ------------
        Total                                                           $      5,859
                                                                        ============

Intangibles acquired consist of the following (in thousands):

        Email address list                                              $        838
        Developed technology                                                     338
        Trademarks and trade names                                               392
                                                                        ------------
                                                                               1,568
        Less accumulated amortization                                           (132)
                                                                        ------------
                                                                        $      1,436
                                                                        ============

Intangibles are being amortized using the straight-line method over periods ranging from two to three years with a weighted average of 2.5 years.

The following presents the pro forma results of the Company for the years ended December 31, 2001 and 2000 as if the acquisition had occurred at the beginning of each of the respective periods (in thousands). Pro forma results are not necessarily indicative of actual results.

                                                                    2001                 2000
                                                                -------------      --------------
        Revenues                                                 $     27,927         $    11,627
        Net loss                                                       (1,110)            (10,507)
        Diluted loss per common share                            $      (0.07)        $     (0.69)
        Weighted average common shares outstanding                     15,489              15,132

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

        Advertising                                                                $      1,287
        Accrued compensation and employee benefits                                          392
        Professional fees                                                                    88
        Other                                                                               325
                                                                                   ------------
                                                                                   $      2,092
                                                                                   ============

7.   EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant's contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense were approximately $40,000 and $20,000 in 2001 and 2000, respectively.

8.   STOCKHOLDERS' EQUITY

On July 24, 2001, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares. The Company's current capital structure consists of 50,000,000 authorized shares of common stock, with a par value of $0.001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.01 per share.

COMMON STOCK

In December 1999, the Company completed an equity private placement, pursuant to which the Company sold 145.25 units, each unit consisting of 25,000 shares of common stock and 12,500 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, subject to adjustment in certain events. The warrants are exercisable through November 2002 and are redeemable at the option of the Company upon the occurrence of certain events. In connection with the transaction, a total of 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, were issued to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees now hold 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrants at the date of modification was charged to equity in the first quarter of 2001.

The issuance costs related to the private placement, including the fair value of the placement agent warrants, and related registration costs, have been treated as a reduction of the proceeds from the transaction and charged directly to equity.

In June 2001, an investor exercised 22,244 placement agent warrants pursuant to the cashless exercise feature of the warrants, resulting in the issuance of 4,462 shares of common stock. No proceeds were received by the Company in connection with the exercise.

In November 1999, the Company issued 82,500 warrants to an advertising agency with an exercise price of $2.00 per share in exchange for services. The warrants are fully vested and are exercisable through November 2002. In connection with this transaction, approximately $76,000 was recognized as sales and marketing expense in the accompanying consolidated statement of operations for the year ended December 31, 2000.

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

In January 2001, the Company entered into a consulting agreement whereby the consultant is to work with management to strategize and coordinate all public, media and investor relations efforts for the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $158,000, which was recognized as consulting expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

In connection with the acquisition discussed in Note 5, a total of 1,916,719 shares of the Company's common stock and 83,281 options, each to purchase one share of common stock at an exercise price of $0.01 per share, were issued in exchange for all of the outstanding capital stock of DietSmart.

At December 31, 2001, common shares reserved for future issuance are as follows:

        Stock Options                                       4,098,488
        Warrants                                            3,225,881
                                                           ----------
        Total                                               7,324,369
                                                           ==========

STOCK OPTIONS

In May 1996, the Company adopted the "Startup Equity Program" (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the company's start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company's Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 821,943 options remained outstanding as of December 31, 2001.

In July 1999, the Company granted an aggregate of 159,993 options to a key employee exercisable over a period of ten years at an exercise price of $2.00 per share. At December 31, 2001 the options had fully vested.

In November 1999, the Company adopted the eDiets.com, Inc. 1999 Stock Option Plan (the Plan). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 2,730,000 shares (increased to 5,000,000 in 2001, subject to shareholder approval) of the Company's common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two-year period and expire five years from the date of grant. The Plan also provides for the automatic issuance of options to non-employee directors of the Company on an annual basis. Such options have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to ten years. Through December 31, 2001, 3,848,457 options have been granted under the Plan, of which 3,084,052 remained outstanding as of December 31, 2001.

During 2000, certain options granted to employees were at an exercise price lower than the estimated fair market value of the underlying common stock at the grant date. Compensation expense has been recognized pro-rata on a straight-line basis for the excess of the estimated fair market value over the exercise price and totaled approximately $7,000 and $24,000 for the years ended December 31, 2001 and 2000, respectively.

During 2001, a total of 29,000 stock options were exercised by the holders, resulting in proceeds of approximately $19,000 to the Company.

A summary of the activity relating to the Company's stock options for the years ended December 31, 2001 and 2000 is presented below (shares in thousands):

                                                                 2001                         2000
                                                         -----------------------       ----------------------
                                                                       Weighted                      Weighted
                                                                       Average                        Average
                                                                       Exercise                      Exercise
                                                           Shares       Price             Shares      Price
                                                         ----------------------------------------------------
Outstanding at beginning of year                            2,722      $    1.27            1,770   $    1.06
Granted                                                     1,638           1.17            1,458        1.74
Exercised                                                     (29)          0.66                -           -
Forfeited                                                    (233)          1.40             (506)       1.88
                                                         --------                       ---------
Outstanding at end of year                                  4,098           1.23            2,722        1.27
                                                         ========                       =========

Options exercisable at end of year                          2,858      $    1.21            1,996   $    1.12
                                                         =======================        =====================

Weighted average exercise price of options granted
    during the year:
  Issued at market price                                               $    1.26                    $    1.72
                                                                       =========                    =========
  Issued below market price                                            $    0.08                    $    2.00
                                                                       =========                    =========
Weighted average fair value of options granted during
    the year:
  Issued at market price                                               $    0.64                    $    0.83
                                                                       =========                    =========
  Issued below market price                                            $    1.22                    $    1.45
                                                                       =========                    =========

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                    Options Outstanding                                            Options Exercisable
                     --------------------------------------------------------------      ------------------------------------
                                             Weighted Average        Weighted                                     Weighted
     Range Of         Outstanding At             Remaining           Average               Exercisable At          Average
     Exercise          December 31,          Contractual Life        Exercise                December 31,         Exercise
      Prices              2001                  (In Years)             Price                     2001               Price
-----------------------------------------------------------------------------------      ------------------------------------
$0.01 to 0.03                919                 4.8                 $  0.01                      919            $   0.01
 0.27 to 0.77                180                 3.3                    0.67                      122                0.62
 0.91 to 1.21                276                 4.4                    1.06                       31                1.05
 1.23 to 1.72              1,184                 3.5                    1.29                      331                1.35
 1.85 to 2.50              1,539                 2.9                    2.00                    1,455                1.99
                     -----------                                                         ------------
                           4,098                 3.6                    1.23                    2,858                1.21
                     ===========                                                         ============

Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model for 2001 and 2000 grants with the following weighted average assumptions: expected volatility factor of 60%, risk free interest rates of 4.2% for 2001 and 6.2% for 2000; dividend yield of 0%; and expected life of 4.0 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the determination of the fair value of the Company's options is based on the assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future years.

The Company's pro forma information for the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share data):

                                                         2001          2000
                                                      -----------   ----------

        Net income (loss)-as reported                 $       794   $   (5,450)
                                                      ===========   ==========
        Pro forma net loss                            $      (205)  $   (5,947)
                                                      ===========   ==========
        Basic earnings (loss) per share
            As reported                               $      0.06   $    (0.41)
                                                      ===========   ==========
            Pro forma                                 $     (0.01)  $    (0.45)
                                                      ===========   ==========
        Diluted earnings (loss) per share
            As reported                               $      0.05   $    (0.41)
                                                      ===========   ==========
            Pro forma                                 $     (0.01)  $    (0.45)
                                                      ===========   ==========

9.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office spaces under non-cancelable operating leases, which expire through September 2006. The Company also leases certain office and computer equipment under non-cancelable capital leases expiring through 2006. Commitments for minimum rentals under non-cancelable leases at the end of 2001 are as follows (in thousands):

                                                                  Capital        Operating
                                                                  Leases          Leases
                                                                 --------------------------
        2002                                                     $     160      $       272
        2003                                                            87              186
        2004                                                            31              177
        2005                                                             9              142
        2006                                                             6              121
                                                                 --------------------------
        Total minimum lease payments                                   293      $       898
                                                                                ===========
        Less amount representing interest                              (47)
                                                                 ---------
        Present value of minimum lease payments                  $     246
                                                                 =========

Rental expense under operating leases was approximately $106,000 and $46,000 for the years ended December 31, 2001 and 2000, respectively.

In July 2001, the Company entered into a lease agreement for office space in Deerfield Beach, Florida. In accordance with this lease, the landlord retains a lien and security interest in all property within the building, including all furniture and equipment, to secure payments for all rents arising under the lease.

From time to time, the Company may be subject to legal proceedings and other claims in the ordinary course of its business. The Company is not currently party to any litigation, the outcome of which management believes would have a material adverse effect on its business or operations.

The Company has online advertising commitments with major Internet portals totaling approximately $308,000 over the next twelve months.

The Company has an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee the obligations under capital leases for computer servers. As of December 31, 2001, the Company had approximately $141,000 in leased equipment against the letter of credit.

During the second half of 1999, the Company advanced approximately $88,000 to its majority stockholder. These advances were represented by a note receivable entered into on February 22, 2000, which bore interest at 7% per annum and was due on March 1, 2001. During the third quarter of 2000, the Company forgave the note receivable and accrued interest totaling approximately $93,000. The forgiveness of the note has been charged to equity.

During 2000 and 2001, a member of the Company's Board of Directors provided consulting services to the Company beyond his duties as a director. As compensation for these services, in September 2000 and June 2001 the Company granted the director vested options to purchase 50,000 and 25,000 shares of common stock at an exercise price of $1.87 and $1.38 per share, respectively. Compensation expense of approximately $54,000 and $20,000 has been recognized for the fair value of the options and is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 2001, respectively. Additionally, the director earned royalties of approximately $19,000 for the year ended December 31, 2001 related to sales of the Company's companion program, of which approximately $1,500 and $ 17,500 had been paid and accrued, respectively.

In January 2001, the Company engaged a consultant, who is a partner with one of the Company's directors in an unrelated business, to work with management for a one-year period to strategize and coordinate public and investor relations efforts for the Company. As compensation, the Company issued to the consultant 400,000 warrants with an exercise price of $0.75 per share. The fair value of the warrants totaled $158,000, which was recognized as consulting expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

10.  INCOME TAXES

The components of the income tax benefit for the year ended December 31, 2001 are as follows (in thousands):

        Current tax expense                                    $         25
        Deferred tax benefit                                            (50)
                                                               -------------
        Total                                                  $        (25)
                                                               ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes as of December 31, 2001 are as follows (in thousands):


        Deferred tax assets:
           Net operating loss carryforwards                           $   3,191
           Deferred compensation                                            578
           Allowance for doubtful accounts and sales returns                 32
           Accrued expenses                                                  73
           Other                                                              7
                                                                      ---------
                                                                          3,881
        Valuation allowance                                              (3,719)
                                                                      ---------
        Total deferred tax assets                                           162

        Deferred tax liabilities:
           Depreciation and amortization                                   (162)
           Identifiable intangibles                                        (540)
                                                                      ---------
        Total deferred tax liabilities                                     (702)
                                                                      ---------
        Net deferred income taxes                                     $    (540)
                                                                      =========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $3,719,000 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2001 and 2000 was an increase of approximately $1,266,000 and $2,094,000, respectively, resulting primarily from the net operating losses generated during the periods.

The Company has incurred net losses since inception. At December 31, 2001, the Company had approximately $8,481,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2020. Although the Company has not completed the required study, it is likely that the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of the Company's net operating loss carryforwards may be limited on an annual basis and could expire unused.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2001 and 2000 is as follows:

                                            2001         2000
                                           ----------------------

Tax at U.S. statutory rate                   34.00 %     (34.00)%
State taxes, net of federal benefit           3.87        (3.61)
Non-deductible items                          2.53         0.22
Changes in valuation allowance              (46.60)       37.39
Other                                         2.98            -
                                           ----------------------
                                             (3.22)%          - %
                                           ======================

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share for the years ended December 31, 2001 and 2000 (in thousands, except per share information):

                                                                                     2001             2000
                                                                                -------------     ------------
          Basic earnings (loss) per common share:
          Net income (loss)                                                     $         794     $     (5,450)
                                                                                =============     ============
          Weighted average common shares outstanding                                   13,961           13,215
                                                                                =============     ============
          Basic earnings (loss) per common share                                $        0.06     $      (0.41)
                                                                                =============     ============
          Diluted earnings (loss) per common share:
          Net income (loss)                                                     $         794     $     (5,450)
                                                                                =============     ============
          Weighted average common shares outstanding                                   13,961           13,215
          Effect of dilutive potential common shares:
               Stock options and warrants                                               1,149                -
                                                                                -------------     ------------
          Adjusted weighted average shares and assumed conversions                     15,110           13,215
                                                                                =============     ============
          Diluted earnings (loss) per common share                              $        0.05     $      (0.41)
                                                                                =============     ============

12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was issued in June 1998, and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as SFAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted Statement No. 141 effective July 1, 2001 and SFAS No. 142 as of January 1, 2002. The Company performed the transitional impairment test required under SFAS No. 142 and has determined that no impairment of its goodwill exists. As such, there was no impact on the adoption of SFAS No. 142 on the Company's financial position, results of operations or cash flows.