Form 10QSB
period 2002-03-31
EDIETS COM INC
filed 2002-05-15
CIK 1094058

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                  FORM 10-QSB

                                ---------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002     Commission File Number 0-30559

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

                                ---------------

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

At May 3, 2002, there were 15,755,263 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  ____ Yes   X   No
                                                                     -----

--------------------------------------------------------------------------------

                                Index to Items

                                                                           Page
                                                                           ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of March 31, 2002           3

         Condensed Consolidated Income Statements - Three months ended
         March 31, 2002 and 2001                                             4

         Condensed Consolidated Statements of Cash Flows - Three months
         ended March 31, 2002 and 2001                                       5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signature Page                                                              13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EDIETS.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 2002
                                (In thousands)
                                  (Unaudited)

                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $     2,836
     Accounts receivable, net                                             229
     Prepaid advertising costs                                            819
     Prepaid expenses and other current assets                            364
                                                                  -----------
Total current assets                                                    4,248

Restricted cash                                                           269
Property and equipment, net                                             1,025
Intangibles, net                                                        1,271
Goodwill                                                                5,191
Other assets                                                               47
                                                                  -----------
Total assets                                                      $    12,051
                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                             $       546
     Accrued liabilities                                                1,971
     Current portion of capital lease obligations                         123
     Current portion of notes payable                                   2,000
     Deferred revenue                                                   2,668
                                                                  -----------
Total current liabilities                                               7,308

Capital lease obligations, net of current portion                          91
Notes payable, net of current portion                                       4
Deferred tax liability                                                    478

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Common stock                                                          16
     Additional paid-in capital                                         9,727
     Unearned compensation                                                 (1)
     Accumulated deficit                                               (5,572)
                                                                  -----------
Total stockholders' equity                                              4,170
                                                                  -----------
Total liabilities and stockholders' equity                        $    12,051
                                                                  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDIETS.COM, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                Three Months Ended March 31,
                                             ----------------------------------
                                                  2002                 2001
                                             -------------        -------------
REVENUE                                      $       6,998        $       4,370

COSTS AND EXPENSES:
 Cost of revenue                                       820                  467
 Product development                                   361                   81
 Sales and marketing                                 3,572                3,119
 General and administrative                          1,470                  583
 Depreciation and amortization                         324                   98
                                             -------------        -------------
Total costs and expenses                             6,547                4,348
                                             -------------        -------------

Income from operations                                 451                   22
Other (expense) income, net                            (32)                   4
Income tax benefit                                      53                    -
                                             -------------        -------------
Net income                                   $         472        $          26
                                             =============        =============


Earnings per common share
 Basic                                       $        0.03        $           -
                                             =============        =============
 Diluted                                     $        0.03        $           -
                                             =============        =============


Weighted average common and common
equivalent shares outstanding
 Basic                                              15,609               13,553
                                             =============        =============
 Diluted                                            17,706               14,659
                                             =============        =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDIETS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                            ---------------------------------------------
                                                                                   2002                        2001
                                                                            ------------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $              472           $             26
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation                                                                              159                         98
 Amortization of intangibles                                                               165                          -
 Net recoveries of bad debts and sales returns                                             (19)                       (24)
 Stock based compensation                                                                   78                         42
 Deferred tax benefit                                                                      (62)                         -
 Changes in operating assets and liabilities:
   Accounts receivable                                                                      43                        374
   Prepaid expenses and other current assets                                              (116)                      (247)
   Restricted cash                                                                           -                       (116)
   Other assets                                                                             (2)                         -
   Accounts payable and accrued liabilities                                                (93)                      (112)
   Deferred revenue                                                                        475                      1,126
                                                                            ------------------           ----------------
Net cash provided by operating activities                                                1,100                      1,167

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases property and equipment                                                           (79)                      (113)
                                                                            ------------------           ----------------
Net cash used in investing activity                                                        (79)                      (113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                      6                          -
Repayment of capital lease obligations                                                     (33)                       (19)
                                                                            ------------------           ----------------
Net cash used in financing activities                                                      (27)                       (19)
                                                                            ------------------           ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  994                      1,035
Cash and cash equivalents, beginning of period                                           1,842                      1,087
                                                                            ------------------           ----------------
Cash and cash equivalents, end of period                                    $            2,836           $          2,122
                                                                            ==================           ================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
     Interest                                                               $                8           $              4
                                                                            ==================           ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
      Equipment acquired under capital leases                               $                -           $             18
                                                                            ==================           ================
      Value of warrants issued for services                                 $                -           $            158
                                                                            ==================           ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                  (Unaudited)

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

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

3.   STOCKHOLDERS' EQUITY

In connection with the Company's 1999 Private Placement, the Company had issued 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees held 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrants at the date of modification was charged to equity during the quarter ended March 31, 2001.

In January 2001, the Company entered into a consulting agreement whereby the consultant worked with management to strategize and coordinate all public, media and investor relations efforts of the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $158,000 and has been recognized as consulting expense over the term of the agreement.

In January 2002, the Company issued 25,000 stock options to a member of the Company's Board of Directors for services provided to the company beyond his duties as a Board Member. The fair value of the options totaled approximately $24,000, which was recognized as consulting expense in the accompanying condensed consolidated income statement for the quarter ended March 31, 2002.

During the first quarter of 2002, the Company issued a total of 61,000 stock options to non-employees. The fair value of the options totaled approximately $53,000, which was recognized as general and administrative expense in the accompanying condensed consolidated income statement for the quarter ended March 31, 2002.

4.   EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited, that is accounted for under the equity method of accounting. The investment recorded to date is zero as it has been limited to the license of the Company's international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture's losses since inception. eDiets Europe Limited's losses since inception totaled approximately $325,000 through March 31, 2002. Once the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded.

5.   EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share information):

                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2002              2001
                                                   -----------       -----------
Basic earnings per common share:

Net income                                         $       472       $        26
Weighted average common shares outstanding              15,609            13,553
Basic earnings per common share                    $      0.03       $         -
                                                   ===========       ===========


Diluted earnings per common share:

Net income                                         $       472       $        26
Weighted average common shares outstanding              15,609            13,553
Effect of dilutive potential common shares:
     Stock options and warrants                          2,097             1,106
                                                   -----------       -----------
Adjusted weighted average shares and
     assumed conversions                                17,706            14,659
                                                   ===========       ===========
Diluted earnings per common share                  $      0.03       $         -
                                                   ===========       ===========

6.   INCOME TAXES

The Company recorded approximately $62,000 of income tax benefit for the three months ended March 31, 2002 related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001. The Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

7.   NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets", as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company performed the transitional impairment test required under SFAS No. 142 and has determined that no impairment exists. As of March 31, 2002, the Company had goodwill of $5.2 million.

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


OUR BUSINESS

We are the leader in personalized online diet and fitness programs, with a current base of over 200,000 paying customers and a total online community of over 10 million consumers. We were named a Forbes Best of the Web Fitness and Nutrition Website by Forbes(TM) Magazine in 2000 and 2001.

We are one of the original marketers of customized fee-based diet programs exclusively online. We have developed a proprietary software engine that enables us to create a diet program that is unique to each individual and then deliver it directly to the individual's home or office via the Internet. We believe our personalization features, low cost and centralized Internet distribution creates a unique competitive advantage in a market where the market leader, Weight Watchers(R) International, Inc., primarily operates a decentralized network of brick and mortar storefronts.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

                                                                      Three Months Ended March 31,
                                                                         2002             2001
                                                                   --------------------------------
     Revenue                                                              100%             100%
     Cost of revenue                                                       12               11
     Product development                                                    5                2
     Sales and marketing                                                   51               71
     General and administrative                                            21               13
     Depreciation and amortization                                          5                2
     Other income, net                                                      *                *
     Income tax benefit                                                     *                -
     Net income                                                             7                1

* less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO MARCH 31, 2001

Our revenue for the three months ended March 31, 2002 was $6,998,000 as compared to $4,370,000 for the three months ended March 31, 2001. The 60% increase in revenue was mainly due to the increase in the number of subscribers to our diet and fitness programs and price increases over the prior year. Paying members as of March 31, 2002 were approximately 205,000 compared to approximately 185,000 as of March 31, 2001. Revenue growth was also driven by a 34% increase in revenues per average subscriber. The majority of the increase was due to price increases in the form of a shorter initial membership period combined with a higher absolute price for our program. Approximately 7% of our revenues in the three months ended March 31, 2002 came from additional sources of revenue, such as opt-in email revenue, advertising revenue, commission revenue and e-commerce revenue.

As of March 31, 2002, we had deferred revenue of $2,668,000 relating to payments for which services/products had not yet been provided/shipped.

Cost of revenue consists primarily of Internet access and service charges, credit card fees, revenue sharing costs, consulting costs for professionals that provide online meetings, advertising servicing fees and salary payments to our nutritional staff. Cost of revenue increased to $820,000 or 12% of revenues for the three months March 31, 2002 from $467,000 or 11% of revenues for the three months ended March 31, 2001. We attribute the dollar increase primarily to increased Internet access and service charges, credit card fees, and product and shipping costs related to the sale of our proprietary products.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $361,000 or 5% of revenues for the three months ended March 31, 2002 from $81,000 or 2% of revenues for the three months ended March 31, 2001. The dollar increase for the three months ended March 31, 2002 as compared to the corresponding period in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Website.

Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. These expenses increased to $3,572,000 or 51% of revenues for the three months ended March 31, 2002 from $3,119,000 or 71% of revenues for the three months ended March 31, 2001. Sales and marketing costs for Internet advertising was approximately $2.7 million for the periods ended March 31, 2002 and 2001. The Company also incurred approximately $800,000 of compensation costs related to its sales and marketing activities for the period ended March 31, 2002 as compared to approximately $400,000 in the corresponding period in the prior year. The increase was primarily due to additional personnel costs related to sales and marketing efforts.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,470,000 or 21% of revenues for the three months ended March 31, 2002 from $583,000 or 13% of revenues for the three months ended March 31, 2001. The dollar increase was primarily due to increases in salaries for additional personnel, general overhead and professional fees.

Depreciation and amortization expenses increased to $324,000 or 5% of revenues for the three months ended March 31, 2002 from $98,000 or 2% of revenues for the three months ended March 31, 2001. The dollar increase was primarily attributable to the larger asset base subject to depreciation and amortization.

Other (expense) income, net, which consists of interest income and interest expense, decreased by $36,000 to $(32,000) for the three months ended March 31, 2002 from the corresponding period in the prior year. The decrease was primarily due to a lower average invested cash balance for the current year as compared to the prior year in addition to interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart, Inc. (DietSmart) in October 2001.

Income tax benefit for the three months ended March 31, 2002 mainly relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

As a result of the factors discussed above, we recorded net income of $472,000 for the three months ended March 31, 2002 compared to $26,000 for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had unrestricted cash and cash equivalents of $2,836,000. For the three months ended March 31, 2002, net cash provided by operating activities was $1,100,000, and was primarily due to net income during the period and an increase in deferred revenue, offset by a decrease in accounts payable and accrued liabilities. Net cash used in investing activities was $79,000 and related to our purchases of property and equipment. Net cash used in financing activities was $27,000 for the period and was primarily related to the repayment of capital lease obligations.

The following summarizes future cash outflow related to our contractual obligations at March 31, 2002 (in thousands):

                                                Total            Less than 1 year         1-3 years         After 3 years
                                          ---------------     --------------------     --------------    -----------------
Contractual obligations:
   Long term debt (1)                              $2,000                   $2,000               $  -                 $  -
   Capital lease obligations                          252                      145                 78                   29
   Operating leases                                   817                      243                489                   85
   Online advertising                                 225                      125                100                    -
                                          ---------------     --------------------     --------------    -----------------
Total contractual cash obligations                 $3,294                   $2,513               $667                 $114
                                          ===============     ====================     ==============    =================

(1) Long term debt represents amounts owed in connection with the DietSmart acquisition. In accordance with the merger agreement, payments may be accelerated under the following situations:

     a) If we have cash and cash equivalents in excess of a certain amount at October 31, 2002, we will be required to make the final installment within ten (10) days after the availability of the monthly financial statements.

     b) If there is a change in control which results in beneficial owners (excluding the current beneficial owners) owning an interest of at least 51% of our outstanding common shares, all of the scheduled payments, including interest, are payable within thirty (30) days of the change in control.

     c) If we raise equity in excess of $1,000,000, then 20% of those proceeds will be used as a prepayment towards future scheduled payments.

We currently have online advertising commitments with major Internet portals totaling approximately $225,000 through March 31, 2004.

We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of March 31, 2002 we had approximately $122,000 in leased equipment against the letter of credit.

We are committed to loan the three founders of DietSmart funds to satisfy their tax obligations if the acquisition of DietSmart is determined not to be a tax-free reorganization by the Internal Revenue Service. Such commitment is outstanding as long as we have not yet fully paid the scheduled debt payments to the DietSmart shareholders. If we grant loans, such loans would be interest bearing and secured by an equal value of eDiets shares and due no later than three years after the loans were made. Management does not expect the loans to be required but to the extent they are granted, they could have a material impact on the Company's liquidity.

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


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 effective July 1, 2001 and SFAS No. 142 as of January 1, 2002. The Company performed the transitional impairment test required upon the adoption of SFAS No. 142 and has determined that no impairment of its goodwill exists. As such, there was no impact as a result of the adoption of SFAS No. 142 on the Company's financial position, results of operations or cash flows.

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     10.1 Employment Termination Agreement dated as of April 1, 2002 between eDiets.com, Inc. and Carlos Lopez-Ona

     10.2 Employment Termination Agreement dated as of April 17, 2002 between eDiets.com, Inc. and Andrew G. Smith

(b)  Reports on Form 8-K:

     1. A report on Form 8-K was filed with the Securities and Exchange Commission on February 15, 2002 reporting one event under Item 5. Other Events, and filing one exhibit under Item 7. Exhibits.

                                   SIGNATURE
                                   ---------




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           eDiets.com, Inc.


                            /s/ ROBERT T. HAMILTON
                           -----------------------
                           ROBERT T. HAMILTON
                           Chief Financial Officer
                           (Principal Financial Officer)



DATE: May 15, 2002

                                 Exhibit Index

Exhibit
Number              Description
------              -----------

Exh 10.1  -    Employment Termination Agreement dated as of April 1, 2002 between eDiets.com, Inc. and Carlos Lopez-Ona
Exh 10.2  -    Employment Termination Agreement dated as of April 17, 2002 between eDiets.com, Inc. and Andrew G. Smith