Form 10QSB
period 2002-06-30
EDIETS COM INC
filed 2002-07-30
CIK 1094058

________________________________________________________________________________
________________________________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002      Commission File Number 0-30559



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

                                 ---------------

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At July 26, 2002, there were 15,767,017 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): ____Yes      X   No
                                                                      -----

________________________________________________________________________________

                                 Index to Items

                                                                                             Page
                                                                                             ----
Part I - Financial Information
------------------------------


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of June 30, 2002                              3

         Condensed Consolidated Statements of Operations - Three and six months
         ended June 30, 2002 and 2001                                                          4

         Condensed Consolidated Statements of Cash Flows - Three and six months
         ended June 30, 2002 and 2001                                                          5

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                 9


Part II - Other Information
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                                     13

Signature Page                                                                                14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EDIETS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $  4,898
     Accounts receivable, net                                               453
     Prepaid advertising costs                                              113
     Prepaid expenses and other current assets                              403
                                                                       --------
Total current assets                                                      5,867

Restricted cash                                                             753
Property and equipment, net                                               1,072
Intangibles, net                                                          1,105
Goodwill                                                                  5,191
Other assets                                                                 29
                                                                       --------
Total assets                                                           $ 14,017
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $  1,196
     Accrued liabilities                                                  2,244
     Current portion of capital lease obligations                           155
     Current portion of notes payable                                     1,501
     Deferred revenue                                                     3,421
                                                                       --------
Total current liabilities                                                 8,517

Capital lease obligations, net of current portion                           124
Notes payable, net of current portion                                         3
Deferred tax liability                                                      416

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Common stock                                                            16
     Additional paid-in capital                                           9,672
     Accumulated deficit                                                 (4,731)
                                                                       --------
Total stockholders' equity                                                4,957
                                                                       --------
Total liabilities and stockholders' equity                             $ 14,017
                                                                       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                  -------------------------------         ------------------------------
                                                     2002                  2001              2002                 2001
                                                  ---------             ---------         ----------           ---------
REVENUE                                           $   7,715             $   5,774         $   14,713           $  10,144

COSTS AND EXPENSES:
 Cost of revenue                                        738                   412              1,460                 879
 Product development                                    269                   127                630                 208
 Sales and marketing                                  4,169                 4,586              7,840               7,705
 General and administrative                           1,425                   750              2,894               1,333
 Depreciation and amortization                          327                   118                651                 216
                                                  ---------             ---------         ----------           ---------
Total costs and expenses                              6,928                 5,993             13,475              10,341
                                                  ---------             ---------         ----------           ---------
Income (loss) from operations                           787                  (219)             1,238                (197)
Other (expense) income, net                             (19)                    3                (51)                  7
Income tax benefit (expense)                             74                    (4)               127                  (4)
                                                  ---------             ---------         ----------           ---------
Net income (loss)                                 $     842             $    (220)        $    1,314           $    (194)
                                                  =========             =========         ==========           =========

Earnings (loss) per common share:

   Basic and Diluted                              $    0.05             $   (0.02)        $     0.08           $   (0.01)
                                                  =========             =========         ==========           =========

Weighted average common and common
 equivalent shares outstanding:

   Basic                                             15,742                13,562             15,734              13,557
                                                  =========             =========         ==========           =========
   Diluted                                           17,191                13,562             17,491              13,557
                                                  =========             =========         ==========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EDIETS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                 ------------------------------------------
                                                                                       2002                      2001
                                                                                 ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $          1,314          $           (194)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                               320                       216
   Amortization of intangibles                                                                331                         -
   Net recoveries of bad debts and sales returns                                              (32)                       (6)
   Stock based compensation                                                                    79                       121
   Deferred tax benefit                                                                      (125)                        -
   Changes in operating assets and liabilities:
       Accounts receivable                                                                   (169)                      224
       Prepaid expenses and other current assets                                              551                      (415)
       Restricted cash                                                                       (484)                     (118)
       Other assets                                                                            16                         -
       Accounts payable and accrued liabilities                                               851                        60
       Deferred revenue                                                                     1,228                     1,197
                                                                                 ----------------          ----------------
Net cash provided by operating activities                                                   3,880                     1,085

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases of property and equipment                                                          (174)                     (249)
                                                                                 ----------------          ----------------
Net cash used in investing activity                                                          (174)                     (249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                        71                         -
Repayment of capital lease obligations                                                        (80)                      (46)
Repayment of notes payable                                                                   (520)                        -
Repurchase of common stock                                                                    (67)                        -
Issuance costs of common stock                                                                (54)                      (10)
                                                                                 ----------------          ----------------
Net cash used in financing activities                                                        (650)                      (56)
                                                                                 ----------------          ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   3,056                       780
Cash and cash equivalents, beginning of period                                              1,842                     1,087
                                                                                 ----------------          ----------------
Cash and cash equivalents, end of period                                         $          4,898          $          1,867
                                                                                 ================          ================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                           $             17          $             13
                                                                                 ================          ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Equipment acquired under capital leases                                    $            113          $            149
                                                                                 ================          ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EDIETS.COM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

3.  STOCKHOLDERS' EQUITY

In connection with the Company's 1999 Private Placement, the Company had issued a warrant to purchase 640,625 shares of common stock at an exercise price of $2.50 per share, to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrant. Under the terms of the modified warrant agreement, the placement agent and its designees held warrants to purchase 950,000 shares of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrant at the date of modification was charged to equity during the quarter ended March 31, 2001.

In January 2001, the Company entered into a consulting agreement whereby the consultant worked with management to strategize and coordinate all public, media and investor relations efforts of the Company for a one-year period. As compensation to the consultant, the Company issued a warrant to purchase 400,000 shares of common stock with an exercise price of $0.75 per share. The warrant had immediate vesting and is exercisable through January 2004. The fair value of the warrant totaled approximately $158,000 and has been recognized as consulting expense over the term of the agreement.

In January 2002, the Company issued an option to purchase 25,000 shares of common stock to a member of the Company's Board of Directors for services provided to the Company beyond his duties as a Board Member. The fair value of the option totaled approximately $24,000 and was recognized as consulting expense in the quarter ended March 31, 2002.

In addition to the options discussed above, the Company issued options to purchase a total of 61,000 shares of common stock to non-employees for the three months ended March 31, 2002. There were no option grants to non-employees for the three months ended June 30, 2002. The fair value of these options totaled approximately $53,000 and was recognized as general and administrative expense in the six months period ended June 30, 2002.

4.  EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited, that is accounted for under the equity method of accounting. The investment recorded to date is zero as it has been limited to the license of the Company's international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture's losses since inception. eDiets Europe Limited's losses since inception have totaled approximately $260,000 through June 30, 2002. In the event that the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded or committed.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share information):

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                 ----------------------------------    --------------------------------
                                                     2002               2001               2002              2001
                                                 --------------    ----------------    -------------    ---------------
Basic earnings (loss) per common share:

Net income (loss)                                $        842      $          (220)    $      1,314     $          (194)
                                                 ============      ===============     ============     ===============

Weighted average common shares outstanding             15,742               13,562           15,734              13,557
                                                 ============      ===============     ============     ===============
Basic earnings (loss) per common share           $       0.05      $         (0.02)    $       0.08     $         (0.01)
                                                 ============      ===============     ============     ===============

Diluted earnings (loss) per common share:

Net income (loss)                                $        842      $          (220)    $      1,314     $          (194)
                                                 ============      ===============     ============     ===============
Weighted average common shares outstanding             15,742               13,562           15,734              13,557
Effect of dilutive potential common shares:
     Stock options and warrants                         1,449                    -            1,757                   -
                                                 ------------      ---------------     ------------     ---------------
Adjusted weighted average shares and assumed
    conversions                                        17,191               13,562           17,491              13,557
                                                 ============      ===============     ============     ===============
Diluted earnings (loss) per common share         $       0.05      $         (0.02)    $       0.08     $         (0.01)
                                                 ============      ===============     ============     ===============

6. INCOME TAXES

The Company recorded approximately $74,000 and $127,000 of income tax benefit for the three and six months ended June 30, 2002, respectively, primarily related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001. The Company expects to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

7. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," as of January 1, 2002. The Company performed the transitional impairment test required upon the adoption of SFAS No. 142 and has determined that no impairment exists. As of June 30, 2002, the Company had goodwill of approximately $5.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Current Report on Form 10-QSB, other than historical information may include forward-looking statements as defined in the Private Securities Reform Act of 1995. Words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue," "plan" and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

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

The factors listed in the section entitled "Certain Factors Which May Affect Future Results" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on form 10-KSB for the year ended December 31, 2001, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

We are the leading subscription-based online diet and fitness center, with a current base of approximately 187,000 paying customers and a total online community of over 10 million consumers. We were named a Forbes Best of the Web Fitness and Nutrition Website by Forbes(TM) Magazine in 2000 and 2001.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

                                     Three Months Ended                   Six Months Ended
                                          June 30,                            June 30,
                                   ---------------------------   -----------------------------------
                                     2002           2001                2002             2001
                                   ---------------------------   -----------------------------------
Revenue                               100%             100%             100%              100%
Cost of revenue                        10                7               10                 9
Product development                     3                2                4                 2
Sales and marketing                    54               79               53                76
General and administrative             18               13               20                13
Depreciation and amortization           4                2                4                 2
Other income, net                       *                *                *                 *
Income tax benefit                      1                *                1                 *
Net income                             11%              (4)%              9%               (2)%

* less than 1%

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

Our revenue for the three and six months ended June 30, 2002 was $7,715,000 and $14,713,000 as compared to $5,774,000 and $10,144,000 for the three and six months ended June 30, 2001, respectively. The 34% and 45% increase in revenue for the three and six months ended June 30, 2002, respectively, was mainly due to price increases over the prior year in the form of a shorter initial membership period combined with a higher absolute price for our program. Paying members as of June 30, 2002 were approximately 187,000 compared to approximately 182,000 as of June 30, 2001. Approximately 8% of our revenues in the three and six months ended June 30, 2002, came from other sources of revenue, such as opt-in email revenue, advertising revenue, commission revenue and e-commerce revenue.

As of June 30, 2002, we had deferred revenue of $3,421,000 relating to payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, credit card fees, revenue sharing costs, consulting costs for professionals that provide online meetings, advertising servicing fees, product and shipping costs associated with our e-commerce revenue and salary payments to our nutritional staff. Cost of revenue increased to $738,000 and $1,460,000 for the three and six months ended June 30, 2002, respectively, as compared to $412,000 and $879,000 for the comparable periods in the prior year. We attribute the dollar increase primarily to increased Internet access and service charges, credit card fees, and product and shipping costs related to the sale of our proprietary products.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $269,000 and $630,000 for the three and six months ended June 30, 2002, respectively, from $127,000 and $208,000 for the comparable periods in the prior year. The dollar increase for the three and six months ended June 30, 2002 as compared to the corresponding periods in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Website.

 Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses decreased to $4,169,000 for the three months ended June 30, 2002 from $4,586,000 for the corresponding period in the prior year. The decrease in sales and marketing expenses was due to a decrease in Internet advertising costs offset by an increase in offline marketing and compensation costs due to an increase in personnel and marketing efforts. Sales and marketing expenses for the six months ended June 30, 2002 and 2001 were approximately $7,840,000 and $7,705,000, respectively.

 General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,425,000 and $2,894,000 for the three and six months ended June 30, 2002 from $750,000 and $1,333,000 for the corresponding periods in the prior year. The increase was primarily due to increases in salaries for additional personnel, general overhead and professional fees.

 Depreciation and amortization expenses increased to $327,000 and $651,000 for the three and six months ended June 30, 2002, respectively, from $118,000 and $216,000 for the corresponding periods in the prior year. The increase was primarily attributable to the larger asset base subject to depreciation and amortization and amortization of intangibles.

 Other (expense) income, net, which consists of interest income and interest expense, decreased by $22,000 and $58,000 for the three and six months ended June 30, 2002, respectively, from the corresponding periods in the prior year. The decrease was primarily due to interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart, Inc. (DietSmart) in October 2001.

 Income tax benefit for the three and six months ended June 30, 2002 mainly relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

 As a result of the factors discussed above, we recorded net income of $842,000 and $1,314,000 for the three and six months ended June 30, 2002, respectively, compared to net losses of $220,000 and $194,000 in the corresponding periods in the prior year.

 LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 2002, we had unrestricted cash and cash equivalents of $4,898,000. For the six months ended June 30, 2002, net cash provided by operating activities was $3,880,000, and was primarily due to net income during the period and an increase in deferred revenue, accounts payable and accrued liabilities offset by an increase in restricted cash. Net cash used in investing activities was $174,000 and related to our purchases of property and equipment. Net cash used in financing activities was $650,000 for the period and was primarily related to the repayment of capital lease obligations and notes payable issued in connection with the acquisition of DietSmart.

 The following summarizes future cash outflow related to our contractual obligations at June 30, 2002 (in thousands):

                                              Total           Less than 1 year        1-3 years         After 3 years
                                         --------------      ------------------   ----------------   ------------------
Contractual obligations:
 Long term debt (1)                       $      1,504        $      1,501          $        3         $          -
 Capital lease obligations                         319                 186                 122                   11
 Operating leases                                  755                 226                 346                  183
 Online advertising                              9,230               9,230                   -                    -
                                          ------------        ------------          ----------         ------------
Total contractual cash obligations        $     11,808        $     11,143          $      471         $        194
                                          ============        ============          ==========         ============

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

    b) If we have cash and cash equivalents in excess of a certain amount at the end of any month subsequent to the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2001, we will be required to pay to the DietSmart Stockholders 25% of the outstanding balance owed and apply such amount against future installments in reverse order of maturity.

    c) If there is a change in control which results in beneficial owners (excluding the current beneficial owners) owning an interest of at least 51% of our outstanding common shares, all of the scheduled payments, including interest, are payable within thirty (30) days of the change in control.

    d) If we raise equity in excess of $1,000,000, then 20% of those proceeds will be used as a prepayment towards future scheduled payments.

We currently have online advertising commitments with major Internet portals totaling approximately $9,230,000 through March 31, 2004.

We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of June 30, 2002 we had approximately $219,000 in leased equipment against the letter of credit.

We have an irrevocable standby letter of credit from a bank in the amount of $500,000 that expires in July 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our advertising agreement with Microsoft Corporation.

We are committed to loan the three founders of DietSmart funds to satisfy their tax obligations if the acquisition of DietSmart is determined not to be a tax-free reorganization by the Internal Revenue Service. Such commitment is outstanding as long as we have not yet fully paid the scheduled debt payments to the former DietSmart shareholders. If we grant loans, such loans granted by us would be interest bearing and secured by an equal value of shares of our common stock and due no later than three years after the loans were made. Management does not expect the loans to be required but to the extent they are granted, they could have a material impact on the Company's liquidity.

Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity or debt financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 effective July 1, 2001 and SFAS No. 142 as of January 1, 2002. The Company performed the transitional impairment test required upon the adoption of SFAS No. 142 and has determined that no impairment of its goodwill exists. As such, there was no impact as a result of the adoption of SFAS No. 142 on the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) During the period from January 1, 2002 to June 6, 2002, inclusive, we granted options to purchase an aggregate of 802,000 shares of our common stock under our 1999 Stock Option Plan to 25 employees, three directors and one consultant at exercise prices ranging from $1.65 to $2.50 per share that expire after five years. The offer and sale of the options was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. On June 7, 2002, we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission, effective immediately, registering an additional 4,100,000 shares of our common stock under our Stock Option Plan (As Amended and Restated Effective April 1, 2002). Accordingly, the shares underlying stock options we granted to employees, directors and consultants beginning June 7, 2002 are registered securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 15, 2002 proxy materials were mailed to our stockholders requesting approval of the eDiets.com, Inc. Stock Option Plan (As Amended and Restated Effective April 11, 2002) (the "Plan"). The Plan was approved by written consent of a majority of stockholders as of May 23, 2002. The holders of at least 7,903,058 shares consented to the Plan, constituting 50.26% of the 15,725,263 shares of our common stock outstanding on May 23, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

     10.1 Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Robert T. Hamilton

     10.2 Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Christine M. Brown

     10.3 Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Steven E. Johnson

     10.4 Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Ronald L. Caporale

     10.5 Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and M. Roshelle Jones

     10.6 Amended Revenue Share Program Agreement dated May 19, 2002 between eDiets.com and eUniverse, Inc. (1)

     10.7 Amendment No. 2 to Master Advertising Agreement dated April 5, 2002 between eDiets.com and Microsoft Corporation (1)

     10.8 Schedule No. 2 to Master Advertising Agreement dated July 1, 2002 between eDiets.com and Microsoft Corporation (1)

     (1) Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(b)  Reports on Form 8-K:

     1. A report on Form 8-K was filed with the Securities and Exchange Commission on April 26, 2002 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

     2. A report on Form 8-K was filed with the Securities and Exchange Commission on June 18, 2002 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

                                    SIGNATURE

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


                                /s/ ROBERT T. HAMILTON
                                ----------------------------
                                ROBERT T. HAMILTON
                                Chief Financial Officer
                                (Principal Financial Officer)


DATE: July 30, 2002

                                 Exhibit Index

Exhibit
  Number                          Description
--------                          -----------

 - 10.1 - Employment Agreement - Robert T Hamilton

 - 10.2 - Employment Agreement - Christine M Brown

 - 10.3 - Employment Agreement - Steven E Johnson

 - 10.4 - Employment Agreement - Ronald L Caporale

 - 10.5 - Employment Agreement - M Roshelle Jones

 - 10.6 - Amended Revenue Share Program Agreement dated May 19, 2002 between eDiets.com and eUniverse, Inc. (1)

 - 10.7 - Amendment No. 2 to Master Advertising Agreement dated April 5, 2002 between eDiets.com and Microsoft Corporation (1)

 - 10.8 - Schedule No. 2 to Master Advertising Agreement dated July 1, 2002 between eDiets.com and Microsoft Corporation (1)