Form 10QSB/A
period 2002-06-30
EDIETS COM INC
filed 2002-08-12
CIK 1094058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Transitional Small Business Disclosure Format (check one):   ___Yes  X  No
                                                                    ---


--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ending June 30, 2002 is being filed solely to include as Exhibits 99.1 and 99.2, the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II.  OTHER INFORMATION

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

     10.5 Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and M. Roshelle Jones

     10.6 Amended Revenue Share Program Agreement dated May 19, 2002 between eDiets.com and eUniverse, Inc. (1)

     10.7 Amendment No. 2 to Master Advertising Agreement dated April 5, 2002 between eDiets.com and Microsoft Corporation (1)

     10.8 Schedule No. 2 to Master Advertising Agreement dated July 1, 2002 between eDiets.com and Microsoft Corporation (1)

     99.1   Certification of Chief Executive Officer

     99.2   Certification of Chief Financial Officer

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

                              eDiets.com, Inc.


                              /s/ ROBERT T. HAMILTON
                              ---------------------------
                              ROBERT T. HAMILTON
                              Chief Financial Officer
                              (Principal Financial Officer)



DATE: August 12, 2002

                                  EXHIBIT INDEX

     99.1     Certification of Chief Executive Officer

     99.2     Certification of Chief Financial Officer