Form 10QSB
period 2002-09-30
EDIETS COM INC
filed 2002-10-31
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-30559

EDIETS.COM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-0952883 (I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard
Deerfield Beach, Florida 33442
(Address of principal executive offices)

(954) 360-9022
(Issuer’s telephone number)

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date.

At October 24, 2002, there were 15,787,550 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2002
(In thousands)
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,059
Accounts receivable, net	644
Prepaid advertising costs	715
Prepaid expenses and other current assets	450

Total current assets	4,868
Restricted cash	768
Property and equipment, net	1,176
Intangibles, net	939
Goodwill	5,191
Other assets	53

Total assets	$12,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$753
Accrued liabilities	2,225
Current portion of capital lease obligations	145
Current portion of notes payable	1,002
Deferred revenue	3,276

Total current liabilities	7,401
Capital lease obligations, net of current portion	87
Notes payable, net of current portion	2
Deferred tax liability	354

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	16
Additional paid-in capital	9,691
Accumulated deficit	(4,556)

Total stockholders’ equity	5,151

Total liabilities and stockholders’ equity	$12,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE	$7,599	$6,716	$22,312	$16,860
COSTS AND EXPENSES:
Cost of revenue	668	567	2,128	1,380
Product development	325	170	955	378
Sales and marketing	4,478	4,737	12,317	12,508
General and administrative	1,345	869	4,240	2,202
Depreciation and amortization	332	139	982	355

Total costs and expenses	7,148	6,482	20,622	16,823

Income from operations	451	234	1,690	37
Other (expense) income, net	(12)	—	(64)	7
Provision for income taxes	264	10	137	14

Net income	$175	$224	$1,489	$30

Earnings per common share:
Basic and diluted	$0.01	$0.02	$0.09	$0.00

Weighted average common and common equivalent shares outstanding:
Basic	15,781	13,587	15,711	13,567

Diluted	16,847	14,633	17,268	14,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,489	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	485	355
Amortization of intangibles	497	—
Net (recoveries of) provision for bad debts and sales returns	(103)	36
Stock based compensation	79	175
Deferred tax benefit	(187)	—
Changes in operating assets and liabilities:
Accounts receivable	(285)	130
Prepaid expenses and other current assets	(499)	(351)
Restricted cash	(98)	(120)
Other long term assets	(8)	(381)
Accounts payable and accrued liabilities	387	514
Deferred revenue	1,083	1,087

Net cash provided by operating activities	2,840	1,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(445)	(410)

Net cash used in investing activities	(445)	(410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	90	—
Repayment of capital lease obligations	(127)	(75)
Repayment of notes payable	(1,020)	—
Repurchase of common stock	(67)	—
Issuance costs of common stock	(54)	(32)

Net cash used in financing activities	(1,178)	(107)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,217	958
Cash and cash equivalents, beginning of period	1,842	1,087

Cash and cash equivalents, end of period	$3,059	$2,045

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25	$21

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$113	$179

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.    ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing an Internet-based diet and nutrition program. In addition to a personalized and regularly updated weight loss plan, the Company has also expanded its consumer offerings to include fitness programs, weight loss and fitness related items and online motivational meetings. The Company markets its program primarily through advertising and other promotional arrangements on the World Wide Web and is moving towards the use of offline advertising and other promotional efforts as well.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

3.    STOCKHOLDERS’ EQUITY

In connection with the Company’s 1999 Private Placement, the Company had issued a warrant to purchase 640,625 shares of common stock at an exercise price of $2.50 per share, to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrant. Under the terms of the modified warrant agreement, the placement agent and its designees held warrants to purchase 950,000 shares of common stock at an exercise price of $1.38 per share. Such warrants remain exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrant at the date of modification was charged to equity during the quarter ended March 31, 2001.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2002, the Company issued an option to purchase 25,000 shares of common stock to a member of the Company’s Board of Directors for services provided to the Company beyond his duties as a Board member. The fair value of the option totaled approximately $24,000 and was recognized as consulting expense in the nine month period ended September 30, 2002.

In addition to the options discussed above, the Company issued options to purchase a total of 61,000 shares of common stock to non-employees for the three months ended March 31, 2002. The fair value of these options totaled approximately $53,000 and was recognized as general and administrative expense in the nine month period ended September 30, 2002.

4.    EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited, that is accounted for under the equity method of accounting. The investment recorded to date is zero as it has been limited to the license of the Company’s international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture’s losses since inception. eDiets Europe Limited’s losses since inception have totaled approximately $217,000 through September 30, 2002. In the event that the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded or committed.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic earnings per common share:
Net income	$175	$224	$1,489	$30

Weighted average common shares outstanding	15,781	13,587	15,711	13,567

Basic earnings per common share	$0.01	$0.02	$0.09	$0.00

Diluted earnings per common share:
Net income	$175	$224	$1,489	$30

Weighted average common shares outstanding	15,781	13,587	15,711	13,567
Effect of dilutive potential common shares:
Stock options and warrants	1,066	1,046	1,557	1,126

Adjusted weighted average shares and assumed conversions	16,847	14,633	17,268	14,693

Diluted earnings per common share	$0.01	$0.02	$0.09	$0.00

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance has been provided for 100 percent of the deferred tax assets since management cannot determine that it is more likely than not that the deferred tax assets will be realized. Management will continue to review the future realization of the deferred tax assets.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing or decreasing the ownership of certain stockholders by more than 50 percentage points over a three-year period. The Company recently completed a study to determine if an ownership change had occurred. Based on this study, the Company was deemed to have undergone an ownership change in the current year for purposes of the Internal Revenue Code and as a result, the Company will have limitations beginning with the year ending December 31, 2002, on the utilization of its net operating loss carryforwards in accordance with Section 382 of the Internal Revenue Code. The Company recorded a current provision for income taxes of approximately $324,000 for the three and nine months ended September 30, 2002 offset by a deferred tax benefit of approximately $60,000 and $187,000, respectively, from the amortization of intangible assets resulting from the DietSmart acquisition. The Company’s provision for income taxes is based on a projected annual effective tax rate of 8.4%.

7.    NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” as of January 1, 2002. The Company performed the transitional impairment test required upon the adoption of SFAS No. 142 and determined that no impairment existed at that time. As of September 30, 2002, the Company had goodwill of approximately $5.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The information contained in this Current Report on Form 10-QSB, other than historical information, may include forward-looking statements as defined in the Private Securities Reform Act of 1995. Words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with our ability to meet our financial obligations;

•	associated with the relative success of marketing and advertising;

•	associated with the continued attractiveness of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•
adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations; and

•	general economic and business conditions

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on form 10-KSB for the year ended December 31, 2001, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Our Business

We are the leading subscription-based online diet and fitness center, with a current base of approximately 187,000 paying customers and a total online community of over 11 million consumers. We were named a Forbes Best of the Web Fitness and Nutrition Website by Forbes™ Magazine in 2000 and 2001.

We are one of the original marketers of customized fee-based diet programs delivered exclusively online. We have developed a proprietary software engine that enables us to create a diet program that is unique to each individual and then deliver it directly to the individual’s home or office via the Internet. We believe our personalization features, low cost and centralized Internet distribution creates a unique competitive advantage in a market where the market leader, Weight Watchers® International, Inc., primarily operates a decentralized network of brick and mortar storefronts.

In 2001 we also began to offer customized fee based online fitness programs, first as a complement to our diet programs and more recently as a stand alone offering through our Website at www.eFitness.com. Our fitness program provides customized workouts and animated demonstrations of exercises.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	100%	100%	100%	100%
Cost of revenue	9	8	10	8
Product development	4	3	4	2
Sales and marketing	59	71	55	74
General and administrative	18	13	19	13
Depreciation and amortization	4	2	4	2
Other income, net	*	*	*	*
Income taxes	3	*	1	*
Net income	2	3	7	*
*	less than 1%

Three and Nine Months Ended September 30, 2002 as Compared to Three and Nine Months Ended September 30, 2001

Our revenue for the three and nine months ended September 30, 2002 was $7,599,000 and $22,312,000 as compared to $6,716,000 and $16,860,000 for the three and nine months ended September 30, 2001, respectively. The 13% and 32% increase in revenue for the three and nine months ended September 30, 2002, respectively, was mainly due to price increases over the prior year in the form of a shorter initial membership period combined with a higher absolute price for our program. Paying members as of September 30, 2002 were approximately 187,000 compared to approximately 200,000 as of September 30, 2001. Approximately 14% and 10% of our revenues in the three and nine months ended September 30, 2002, respectively, came from other sources of revenue, such as advertising revenue, commission revenue and e-commerce revenue.

As of September 30, 2002, the Company had deferred revenue of $3,276,000 relating primarily to membership payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, credit card fees, revenue sharing costs, consulting costs for professionals that provide online meetings, advertising servicing fees, product and fulfillment fees associated with our e-commerce revenue and salary payments to our nutritional staff. Cost of revenue increased to $668,000 and $2,128,000 for the three and nine months ended September 30, 2002, respectively, as compared to $567,000 and $1,380,000 for the same periods in the prior year, respectively. We attribute the dollar increase primarily to increased Internet access and service charges, credit card fees, and product and fulfillment fees related to the sale of our proprietary products.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $325,000 and $955,000 for the three and nine months ended September 30, 2002, respectively, from $170,000 and $378,000 for the comparable periods in the prior year. The dollar increases were primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Websites.

Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses decreased to $4,478,000 for the three months ended September 30, 2002, from $4,737,000 for the corresponding period in the prior year. The decrease in sales and marketing expenses was due to a decrease in Internet advertising costs offset by an increase in offline marketing and compensation costs due to an increase in personnel and marketing efforts. Sales and marketing expenses for the nine months ended September 30, 2002 and 2001 were approximately $12,317,000 and $12,508,000, respectively.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,345,000 and $4,240,000 for the three and nine months ended September 30, 2002, respectively, from $869,000 and $2,202,000 for the same periods in the prior year, respectively. The increase was primarily due to increases in salaries for additional personnel, general overhead and professional fees.

Depreciation and amortization expenses increased to $332,000 and $982,000 for the three and nine months ended September 30, 2002, respectively, from $139,000 and $355,000 for the corresponding periods in the prior year. The increase was primarily attributable to the larger asset base subject to depreciation and amortization and amortization of intangibles acquired in the DietSmart, Inc. acquisition.

Other expense, net, which consists of interest expense less interest income, increased by $12,000 and $71,000 for the three and nine months ended September 30, 2002, respectively, from the corresponding periods in the prior year. The increase was primarily due to interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart, Inc. (DietSmart) in October 2001.

The current provision for income taxes of $324,000 for the three and nine months ended September 30, 2002 is required due to a limitation of the Company’s net operating loss carryforwards offset by a deferred tax benefit of approximately $60,000 and $187,000, respectively, from the amortization of certain intangible assets.

As a result of the factors discussed above, we recorded net income of $175,000 and $1,489,000 for the three and nine months ended September 30, 2002, respectively, compared to net income of $224,000 and $30,000 in the corresponding periods in the prior year.

Liquidity and Capital Resources

As of September 30, 2002, we had unrestricted cash and cash equivalents of $3,059,000. For the nine months ended September 30, 2002, net cash provided by operating activities was $2,840,000, and was primarily due to net income during the period and an increase in deferred revenue, accounts payable and accrued liabilities offset by an increase in restricted cash, accounts receivable and prepaid advertising. Net cash used in investing activities was $445,000 and related to our purchases of property and equipment. Net cash used in financing activities was $1,178,000 for the period and was primarily related to the repayment of capital lease obligations and repayment of notes payable issued in connection with the acquisition of DietSmart.

The following summarizes future cash outflow related to our contractual obligations at September 30, 2002 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Long term debt(1)	$1,000	$1,000	$—	$—
Capital lease obligations	264	166	89	9
Operating leases	692	202	332	158
Online advertising	6,947	6,947	—	—

Total contractual cash obligations	$8,903	$8,315	$421	$167

(1)	Long term debt represents amounts owed in connection with the DietSmart acquisition. In accordance with the merger agreement, payments may be accelerated under the following situations:

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

We currently have online advertising commitments with major Internet portals totaling approximately $6,947,000 through March 31, 2004.

We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2004. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of September 30, 2002 we had approximately $188,000 in leased equipment against the letter of credit.

We have an irrevocable standby letter of credit from a bank in the amount of $500,000 that expires in July 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our advertising agreement with Microsoft Corporation.

We are committed to loan the three founders of DietSmart funds to satisfy their tax obligations if the acquisition of DietSmart is determined not to be a tax-free reorganization by the Internal Revenue Service. Such commitment is outstanding as long as we have not yet fully paid the scheduled debt payments to the former DietSmart shareholders. If we grant loans, such loans granted by us would be interest bearing and secured by an equal value of shares of our common stock and due no later than three years after the loans were made. Management does not expect the loans to be required but to the extent they are granted, they could have a material impact on the Company’s liquidity.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 as of January 1, 2002. The Company performed the transitional impairment test required upon the adoption of SFAS No. 142 and determined that no impairment of its goodwill existed at that time. As such, there was no impact as a result of the adoption of SFAS No. 142 on the Company’s financial position, results of operations or cash flows.

ITEM 3.     CONTROLS AND PROCEDURES

Subsequent to September 30, 2002 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2002, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

1.  A report on Form 8-K was filed with the Securities and Exchange Commission on July 24, 2002 reporting two events under Item 5, Other Events, and filing two exhibits under Item 7, Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDIETS.COM, INC.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eDiets.com, Inc. on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, David R. Humble, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of eDiets.com, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID R. HUMBLE
David R. Humble President and Chief Executive Officer

Date: October 31, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eDiets.com, Inc. on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Robert T. Hamilton, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of eDiets.com, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton Chief Financial Officer

Date: October 31, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eDiets.com, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, in his capacity of an officer of the Company, for purposes of 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID R. HUMBLE
David R. Humble President and Chief Executive Officer

/s/ ROBERT T. HAMILTON
Robert T. Hamilton Chief Financial Officer

Date: October 31, 2002