Form 10KSB
period 2002-12-31
EDIETS COM INC
filed 2003-03-07
CIK 1094058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002	Commission File Number: 0 – 30559

eDiets.com, Inc.
(Name of small business issuer in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard
Deerfield Beach, Florida 33442
(Address of principal executive offices)

(954) 360-9022
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

          State issuer’s revenues for its most recent fiscal year: $29,628,000.

          The aggregate market value, held by non-affiliates, of shares of the Common Stock as of February 21, 2003, based upon the average of the bid and asked prices for such stock on that date, was approximately $9,096,413.

          As of February 21, 2003 there were 15,870,022 shares of the registrant’s Common Stock outstanding.

PART I

ITEM 1.     BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with our ability to meet our financial obligations;
•	associated with the relative success of marketing and advertising;
•	associated with the continued attractiveness of our diet and fitness programs;
•	competition, including price competition and competition with self-help weight loss and medical programs;
•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;
•	general economic and business conditions; and
•	terroristic activities and the prospect of or the actuality of war.

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

eDiets.com, Inc. (“eDiets” or “the Company”) is a leading provider of online diet and fitness programs and related products and services. According to a Nielsen/Netratings press release issued January 8, 2003, we were the most-visited dieting/weight-management Web site for the week ended December 29, 2002, with a unique audience of 480,000 visitors compared to weightwatchers.com with 302,000. According to another Nielsen/Netratings press release issued February 13, 2003, we had a unique audience of 3.9 million for January 2003, compared to 1.7 million for weightwatchers.com. Our personalized diet and fitness programs are subscription-based and are marketed almost exclusively via online advertising and email. As of December 31, 2002, the Company had approximately 180,000 paying subscribers, and over 11 million individuals have opted in to receive one or more of our topical weekly e-newsletters.

General information about us can be found at http://www.eDiets.com/company/company.cfm. We make available our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, free of charge on our web site.

General development of the business: The predecessor to eDiets was incorporated in the State of Delaware in March 1996 under the name “Self-help Technologies, Inc.” The Company’s mission was, and remains, to provide solutions that help individuals to realize their full potential. Initially, the product developed and promoted was personalized diet programs for direct to consumer sales at in-store at locations such as grocery stores. However, we quickly shifted our promotional strategy to online direct to consumer sales as consumer acceptance and usage of the Internet began to accelerate.

Much of 1996 and 1997 was spent in developing a unique software platform that facilitates the production of individualized meal plans and shopping lists using a specific mathematical algorithm, which takes such criteria as, among others, the user’s physical condition, proclivity to exercise, food preferences, cooking preferences, desire to use pre-packaged meals or dine out, into account. The Company believes that it would take many months or even years of development to replicate this software platform.

eDiets sold its first online diet program in 1997 and continued to market memberships through modest online advertising arrangements with several leading Internet portals throughout 1998 and 1999. These advertising arrangements were enhanced in February 1999 when the Company’s founder and Chief Executive Officer David Humble completed the development of software that measures consumer response to marketing, pricing and other elements of a direct marketing campaign. Mr. Humble has granted the Company a perpetual royalty-free license for this technology for use in the scope of its current business. In November 1999 eDiets merged into a newly-created, wholly-owned subsidiary of Olas, Inc., a publicly-traded company of which substantially all of the operating assets had been sold in 1995. Olas, Inc. then changed its name to eDiets.com, Inc. Following the merger, in November and December 1999 eDiets completed a private placement of common stock and warrants that generated approximately $6.3 million in net proceeds to the Company. Beginning in early 2000, the Company primarily used the proceeds from this financing to fund online advertising expenditures that significantly increased in the Company’s base of paying subscribers. The Company began to generate cash from operations in 2001 and has raised no additional outside financing to date.

In November 2000, the Company entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market eDiets’ diet programs in the United Kingdom and parts of continental Europe as well as Australia and New Zealand. The joint venture is known as eDiets Europe, Ltd. (“eDiets Europe”). eDiets received a 60% interest in eDiets Europe primarily in return for licensing international technology rights to it; Unislim received the remaining interest for a cash investment of $250,000. eDiets Europe launched its first Website, www.eDietsuk.co.uk, in April 2001, and with minimal additional investment built a subscription revenue base that exceeded $1 million in revenues during fiscal 2002.

In October 2001, eDiets completed the acquisition of DietSmart, Inc. (“DietSmart”), a privately held Delaware corporation that now operates as a wholly-owned subsidiary of eDiets. Like eDiets, DietSmart offers Internet-based custom-tailored diet programs on a subscription basis; its Web site is www.dietsmart.com. During 2002 the Company completed the integration of DietSmart’s organization and databases into eDiets and is now evaluating a number of options for utilizing the DietSmart brand and Web site.

In November 2002, the Company terminated its engagement of U.S. Bancorp Piper Jaffray, Inc. as its financial advisor. US Bancorp Piper Jaffray, Inc. had been engaged to assist the Company in evaluating its strategic alternatives. The Company’s Board of Directors continues to review these alternatives on a regular basis as well as the progress of the Company in enhancing shareholder value through the continued growth and strengthening of its existing and potentially expanded service offerings.

Program offerings: Our core offering, located on our Web site www.eDiets.com, is a monthly or annual diet program with monthly renewals available thereafter. This offering, and variations of it, comprise approximately 89% of our revenues. Substantially all of our members purchase programs and products using credit cards, with renewals billed automatically, until cancellation. One month of an eDiets membership costs less than one-third the cost of a weekly visit to Weight Watchers®, the leading classroom-based diet program. We believe that, in addition to its superior cost-effectiveness, its online diet program is successful relative to classroom-based programs due to its customization, ease of use, expert support, privacy and constant availability.

The eDiets program includes:

•	Customized meal plans and workout schedules and related tools such as shopping lists, journals and weight and exercise tracking
•	Self-guided education including a ten-week tutorial on a healthy lifestyle entitled “eDiets U” and animated strength exercise instruction
•	Interactive online support and education including chat rooms, member-sponsored small support groups, approximately 100 message boards and more than 35 professionally moderated online meetings per week.
•	24/7/365 telephone support from a staff of approximately 50 customer service representatives, nutritionists and fitness personnel.
•	Expert staff including psychologists, licensed mental health counselors, registered dietitians, certified fitness trainers and an M.D.

In 2002, approximately 85% of new subscribers to www.eDiets.com were women, who we attracted primarily through Web advertising and a variety of opt-in email newsletters on timely subjects, such as diet and fitness. Currently, there are several states which have instituted laws which govern the distribution of commercial email within their state boarders. In addition, there have been several bills introduced in Congress which have not been passed. In the current term, there is a bill pending which, if passed, will require us to comply with certain defined criteria in the collection of email addresses on our web site, and the distribution of email communications in general.

In September 2002, in an effort to increase its share of men seeking to improve their nutrition and fitness, the Company introduced www.eFitness.com (”eFitness”), a Web site that offers customized subscription-based fitness programs with a diet component available for an additional fee. The underlying software driving both the exercise and diet functionality of eFitness were derived from years of development for the eDiets Web site, leading to a modest incremental development investment for the new site. In early 2003, eDiets began to actively market eFitness primarily through a significant promotional partnership with the MSN® network of Internet services (”MSN”).

In December 2002, eDiets expanded its diet offerings to include ten specialized diets for individuals with medical conditions such as high cholesterol or Type II diabetes and in 2003 the Company plans to add additional diet options, all driven off of its core diet technology platform. These additions support the Company’s strategy to be the online “destination” for individuals seeking customized programs to manage their fitness and nutrition.

Our revenues in 2002 were $29,628,000. Approximately 89% of our revenues came from the sale of our diet and fitness programs. The remaining revenue came from advertising on our Web site, commissions from the sale of products from third-party vendors and e-commerce sales, of our own products.

Marketing: We advertise primarily by placing banners containing hyperlinks to our Web sites on major Internet portals and on health-oriented and female-oriented Web sites. Approximately 83% of the 71 million visitors to our Web sites during 2002 reached the sites by “clicking through” from these hyperlinks. Our advertisements and hyperlinks on MSN, Yahoo! and WebMD each generated more than 10% of our new subscribers during 2002. Our current advertising agreement with MSN expires in July 2003, our current agreement with WebMD expires in 2004 and various agreements with Yahoo! expire throughout 2003. We expect that these contracts will be renewed on terms and conditions similar to those of the contracts that are expiring.

The Company’s ability to generate traffic to our site is highly dependent upon our ability to negotiate advertising agreements with our advertising partners at satisfactory rates of return. We use our patented consumer response technology to monitor advertising campaigns as they run and quickly to change creative approaches and placements as needed to maintain our required rates of return. We also use the data that we collect with our technology to evaluate prospective advertising agreements. Due largely to a new $9.1 million one-year strategic advertising and content integration agreement with MSN that we evaluated using this technology and that was in effect for the last several months of 2002, we experienced an anticipated increase in our cost to acquire new members in the fourth quarter of fiscal 2002. Due to the volatility of the online advertising market, the existing advertising agreements, and the expected advertising agreement renewals, we expect that the overall per acquisition will continue to increase in 2003.

eDiets typically pays for online advertising either on the basis of advertising impressions received, known as a “cost per thousand (impressions)” or “CPM” structure, or on the basis of actual customers received, know as a “cost per acquisition” or “CPA” structure. During 2002, the proportion of the Company’s advertising budget devoted to CPM deals increased significantly relative to 2001 due in part to the Company's desire to utilize its advertising in a more predictable manner. The effective cost to acquire a customer, using either a CPM or CPA structure, is similar.

During 2002, due to dislocations in the advertising environment that included pricing fluctuations and management changes at a number of our key advertising partners, we were not able to deploy our full online advertising budget. As a result, our online advertising expenditures in 2002 declined 18% compared to 2001 and our volume of new members declined 7% compared to 2001. However, primarily as a result of larger, longer-term agreements signed later in 2002, our contracted advertising obligations totaled $4.7 million at December 31, 2002 compared to $308,000 at December 31, 2001. We expect our online advertising spending to significantly increase in 2003 due to a higher average cost of acquisition per member.

While Web advertising is the most important source of traffic to our site and of members, our array of free weekly email newsletters on diet, fitness and motivation are also a key factor in member acquisition. As of December 2002, over 11 million individuals were opting to receive one or more of the Company’s weekly email newsletters, and those individuals manage their choice of newsletters through our Web site. Approximately 17% of new members in 2002 were originally email newsletter subscribers. The Company is also investing marketing resources to develop offline marketing channels including direct mail, telemarketing, group sales, third party sales and television promotion.

Working Capital: Nonrefundable membership fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (”GAAP”), various portions of these fees are recognized ratably either over either the period being charged or the expected life of the customer. Subscription cycles currently average 26 weeks, including an initial nine-week subscription and subsequent renewal periods (in comparison, Weight Watcher’s subscription cycle averages approximately eight weeks). The difference between cash fees received and the portion previously recognized is reflected in the “deferred revenues” section of the Company’s balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter. The Company’s deferred subscription revenue balance totaled $3.1 million at December 31, 2002, compared to $2.2 million at December 31, 2001.

There are timing differences between when the Company receives subscription revenues and when it pays the associated online advertising expense, and these differences result in both negative cash flow and negative profitability under GAAP during the first month of a subscription cycle (a cycle is defined as the initial membership period plus any subsequent successive renewals). As a result, the Company may report losses under GAAP and negative cash flow from operations during periods when it is aggressively building or replacing its membership base. The difference between cash flows and GAAP accounting associated with customer acquisition is illustrated below.

Cash Flow	GAAP Accounting

Revenue for initial subscription period received and advertising payment paid at time of sale of the subscription; additional subscription fees received with each renewal period	Revenue recognized ratably; advertising cost expensed at time of sale of the subscription – early part of subscription cycle shows GAAP loss, later part of cycle shows GAAP profit – cumulative profit is the same as cash flow

Finally, certain of the Company’s advertising contracts require that a portion of the contracted advertising purchase be either maintained as a cash escrow or paid in advance; these amounts are listed on the Company’s balance sheet as “prepaid advertising” and as a significant portion of the “restricted cash” asset, and totaled $1.7 million as of December 31, 2002. The Company currently does not expect its level of working capital to change significantly during 2003.

Seasonality: The Company typically experiences its weakest click-through and conversion rates during its fiscal fourth quarter due to the November-December holiday season, and moderates its advertising expenditures accordingly.

INDUSTRY OVERVIEW

Addressable population, U.S.: We currently provide diet and fitness services delivered directly via the Internet primarily to consumers based in the United States. Today, we derive the majority of our revenue from diet services. The need for diet and fitness services derives from the increasing incidence of overweight and obesity in developed and developing countries around the world. The United States Centers for Disease Control and Prevention reports that from 1980 to 1999 the percentage of U.S. adults aged 20 through 74 years who were overweight (body mass index of 25 to 30) increased from 33% to 35%, while the percentage who were obese (body mass index greater than or equal to 30) nearly doubled, from 15% to 27%. Thus, over 60% of the U.S. adult population, or approximately 127.5 million individuals, are currently candidates for diet and fitness services and the number of candidates has grown at a rate of 3 to 4% per year over the last twenty years.

The Nielsen/NetRatings Audience Measurement Service estimates that in December 2002, 168.1 million individuals in the U.S. had home access to the Internet and of those 109.5 million went online. Assuming that the percentage of Internet users going online in any given month that are adults (age 18 or over) correlates with that of the U.S. population as a whole, and assuming that Internet users are overweight and obese or overweight in the same proportions as the U.S. adult population, the number of adult Internet users who are active in any given month would be approximately 81 million and the number of overweight or obese adult Internet users (60% of the U.S. adult population), our U.S. addressable market for diet services, would be approximately 50 million.

U.S. market for diet products and services: Marketdata Enterprises, Inc., a market research firm, estimates that annual expenditures in the United States for diet products and services including commercial weight loss centers, medically supervised diets, low calorie entrees, meal replacements and appetite suppressants and diet books, cassettes and videos totaled $9.4 billion for 2002, and will grow at an annualized rate of 6.8% through 2006. We consider our addressable market to be a combination of the commercial weight loss center and the diet book, cassette and video market. Revenues for commercial weight loss centers headquartered in the U.S., one-third to one-half of which is derived from the sale of food and products, reached an estimated $1.4 billion in 2002 and is projected to grow at an annualized rate of 6.2% through 2006. The market for diet books, cassettes and exercise videos totaled $1.4 billion in 2002 and is projected to grow at an annualized rate of 6.3% through 2006. The combined market for commercial weight loss centers and diet books, cassettes and exercise videos totaled $2.8 billion in 2002 and is projected to grow at an annualized rate of 6.2% through 2006. Marketdata Enterprises, U.S. Weight Loss and Diet Control Market, 17th ed., October 2002.

U.S. market for fitness services and products: Spending by U.S. consumers on fitness services and products has increased rapidly since the mid-1990s. The International Health, Racquet and Sportsclub Association reports that as of 2002, 33.8 million individuals in the U.S. belonged to health clubs, generating annual revenues of $12.2 billion compared to $7.8 billion in 1996, an annualized compound growth rate of 7.7%. Based upon statistics from the Sporting Goods Manufacturers Association, we estimate that sales of fitness equipment directly to U.S. consumers totaled $6.5 billion in 2001 compared to $3.5 billion in 1995, an annualized compound growth rate of 10.9%. We believe that our fitness programs both increase demand for health club memberships and sporting goods and enhance our members’ fitness experience.

We believe that growth in diet and fitness services around the world is being enhanced by governmental initiatives and that there is the potential for governments to actively promote health through diet and fitness in the future. During 2000, the United States Department of Health & Human Services launched a sweeping program, Healthy People 2010, designed to improve the health of the U.S. population. As part of this initiative, ten leading health indicators were established based upon, among other things, their importance as public health issues. The top two of these indicators are physical activity and the prevalence of overweight and obesity.

COMPETITION

We compete with online and offline diet and fitness programs for customers and compete with other health-oriented, female-oriented and male-oriented advertisers for online advertising space that is a critical part of our marketing campaign.

We estimate that our subscription revenues from diet and fitness services of $26.4 million for fiscal 2002 were among the largest of any commercial online weight loss program in North America, and that we are a leading Internet-based provider of diet services as measured by revenue, paying members, unique visitors and the number of individuals in our marketing database.

Based upon estimates from Marketdata Enterprises, we believe that Weight Watchers® International, Inc., Jenny Craig International and Health Management Group are the only U.S.-based weight-loss and diet oriented companies with a counseling or meeting element that have greater revenues than we do. Health Management Group is the owner of Diet Center® Worldwide, Inc., Physicians WEIGHT LOSS Centers® of America, Inc. and Form YOU 3 International, Inc.®.

In addition to diet program competitors, we face potential competition from consumer-oriented general health Web sites such as WebMD.com, wellmed.com, mayoclinic.com, health.discovery.com, intelihealth.com and the MDChoice.com, HealthCentral.com and HealthScout.com Web sites owned and operated by MDchoice, Inc., as well as from the health-oriented sections of Web portals such as iVillage.com, America Online and oxygen.com. Some of these sites are owned by health insurers, hospitals, drug manufacturers and media companies with greater resources than ours. These sites operate on a variety of revenue models. As was noted above, however, we also receive a significant number of members each year as a result of advertising and hyperlinks we run in partnership with WebMD.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

Our success depends on the protection of our original interactive proprietary software and systems and the goodwill associated with our trademarks and other proprietary intellectual property rights. Our interactive personalized diet programs are based on proprietary software that we have developed.

David R. Humble, our founder and Chief Executive Officer, was awarded a U.S. patent in 2002 covering the means of using the Internet to provide an interactive link in a store for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to sales and marketing information. He has granted us a royalty-free exclusive perpetual license to use the aspects of the invention under the patent that relate to our Internet marketing program. We have incorporated limited aspects of this software into our software to measure consumer response in real time to marketing, pricing and other elements of our program. For example, we can measure consumer response to changes in our page format or the attractiveness of various payment options. We can receive real time responses to these modifications and options. We believe that this consumer-response technology will allow us to effectively deploy out online advertising expenditures in 2003 and is an advantage we have over our competitors.

We attempt to protect our intellectual property and proprietary rights through a combination of trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees and marketing and advertising partners. We pursue the registration of our domain names, trademarks and service marks and patents in the United States and abroad. A substantial amount of uncertainty exists concerning the application of the intellectual property laws to the Internet and there can be no assurance that existing laws provide adequate protection of our proprietary intellectual property or our domain names. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, service marks and similar proprietary rights.

INFRASTRUCTURE OPERATIONS AND TECHNOLOGY

We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure third-party web hosting facilities in Sterling, Virginia and Miami, Florida. The facilities provide us with:

•	ready access to increased network bandwidth;
•	improved redundancy, security, and disaster recovery; and
•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2002, our site was operating 99.97% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation.

GOVERNMENT REGULATION

There are an increasing number of laws and regulations being promulgated that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to:

•	liability for information retrieved from or transmitted over the Internet;
•	online content regulation;
•	visitor privacy; and
•	taxation and quality of products and services

Moreover, the applicability to the Internet of existing laws governing issues such as:

•	intellectual property ownership and infringement;
•	consumer protection;
•	obscenity;
•	defamation;
•	employment and labor;
•	health information; and
•	personal privacy and the use of personally identifiable information is uncertain and developing. Any new legislation or regulation or the application or interpretation of existing laws may have an adverse effect on our business.

LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEBSITE AND FROM THE INTERNET

Content may be accessed on our Web site and this content may be downloaded by visitors and subsequently transmitted to others over the Internet. This could result in claims made against us based on a variety of theories, including, but not limited to, tort, contract and intellectual property violations. We could also be exposed to liability with respect to content that may be posted by visitors to our chat rooms or bulletin boards. It is also possible that if any information contains errors or false or misleading information or statements, third parties could make claims against us for losses incurred in reliance upon such information. In addition, we may be subject to claims alleging that, by directly or indirectly providing links to other Web sites, we are liable in tort, contract or intellectual property, for the wrongful actions of third party Web site operators. The Communications Decency Act of 1996, as amended, provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of Internet services. Our activities may prevent us from being able to take advantage of this safe harbor provision. Any claims brought against us in this respect may have a material and adverse effect on our business.

PRIVACY CONCERNS

The Federal Trade Commission (FTC) has adopted regulations and guidelines regarding the collection and use of personally identifiable consumer information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. Such regulations include requirements that companies establish certain procedures to, among other things:

•	give adequate notice to consumers regarding the type of information collected and disclosure practices;

•	provide consumers with the ability to have personally identifiable information deleted from a company’s database;

•	provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•	notify consumers of changes to policy and procedure for the use of personably identifiable information;

•	clearly identify affiliations with third parties that may collect information or sponsor activities on a company’s Web site; and

•	obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

These regulations also include enforcement and redress provisions. We have implemented and intend to continue to implement programs designed to enhance the protection of the privacy of our visitors and comply with these regulations. However, the FTC’s regulatory and enforcement efforts may adversely affect our ability to collect personal information from visitors and customers and therefore limit our marketing efforts.

TRADE PRACTICES REGULATIONS

The FTC and certain states’ regulatory authorities regulate advertising and consumer matters such as unfair and deceptive trade practices. The state of Florida, where our corporate offices are located, regulates certain marketing and disclosure requirements for weight loss providers. In addition, the nature of our interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and continually review our operations to verify compliance, we can not ensure that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we can not ensure that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.

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

EMPLOYEES

As of February 21, 2003, we had 104 full and part time employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.

ITEM 2.     PROPERTIES

We currently lease a total of approximately 9,100 square feet of office space in Deerfield Beach, Florida. We have approximately 6,500 square feet under a lease due to expire in September 2006 and approximately 2,600 square feet under a lease due to expire in September 2004. The aggregate current monthly rental, including a lessor leasehold improvements repayment obligation and pro-rated share of common area facilities expenses, is approximately $15,000.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May 2002, the Stock Option Plan (Amended and Restated effective April 1,2002) (the “Plan”), was approved by written consent of a majority of shareholders for the purpose of making certain revisions to the terms of the Plan including, without limitation, increasing the number of shares of the Company’s Common Stock, par value $0.001 per share, reserved for issuance under the Plan from 2,730,000 shares to 5,000,000 shares.

At the Company’s annual meeting of stockholders held October 23, 2002, the Company’s stockholders voted on the following proposals:

1.   Proposal to elect directors:

	For	Withheld

David R. Humble	9,161,327	6,626,223
Lee S. Isgur	9,161,288	6,626,262
Isaac Kier	9,161,282	6,626,268
Ciaran G. McCourt	9,161,314	6,626,236
Pedro N. Ortega-Dardet	9,161,314	6,626,236

2.   Proposal to ratify the election of Ernst & Young LLP as the Company’s independent auditors for fiscal 2002:

For	9,190,863
Against	1,349
Abstain	2,983,551
Broker Non-Votes	3,611,787

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	LOW BID	HIGH BID

YEAR ENDED DECEMBER 31, 2002:
Fourth quarter	$0.90	$1.65
Third quarter	$1.15	$1.66
Second quarter	$1.15	$2.50
First quarter	$1.63	$2.58

YEAR ENDED DECEMBER 31, 2001:
Fourth quarter	$0.90	$2.10
Third quarter	$0.85	$1.55
Second quarter	$1.02	$1.81
First quarter	$0.72	$1.81

YEAR ENDED DECEMBER 31, 2000:
Fourth quarter	$0.69	$2.00
Third quarter	$1.25	$4.00
Second quarter (from June 27, 2000)	$2.00	$4.00

As of February 21, 2003, there were approximately 216 holders of our common stock.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

In December 1999, we completed an equity private placement, pursuant to which we sold 145.25 units, each unit consisting of 25,000 shares of common stock and 12,500 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, subject to adjustment in certain events. The warrants were exercisable through November 2002 and have since expired.

SALES OF UNREGISTERED SECURITIES

OPTION GRANTS

During fiscal 2002, we granted stock options to 42 employees, 5 directors and one consultant under the Plan to purchase an aggregate of 1,068,500 shares of our common stock at exercise prices ranging from $1.09 to $2.50 per share. The options vest quarterly over two years and expire five years after the date of grant or 90 days after an employees employment has been terminated. The issuance of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. By virtue of their relationship to us, each of the optionees had access to all relevant information about us.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the report ed amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

Revenues from subscribers represent the majority of our business and are paid in advance mainly via credit cards. We recognize the upfront registration fee, which varies from approximately $13 to $23 for our monthly or annual program, over the expected term of service, currently six and one-half months. This estimate is based on the historical average retention of subscribers. The monthly subscription fees, which currently range from $10.95-$15.95 per month, are recognized on a straight line basis over the monthly subscription period.

Non-subscription revenue, such as advertising, commission and e-commerce revenue, is recognized when impressions are delivered and/or products are shipped and collection of the receivable is reasonably assured.

GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill and intangible assets in the fourth quarter of 2001 with the acquisition of DietSmart. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets which consist of mailing lists, developed technology and trademarks and trade names.

The value of the mailing list was determined by calculating its cash flow generating capacity over the expected two year economic life of the list. The resulting cash flows were then tax effected and discounted to value using a discount rate of 29%.

The value of the developed technology, which has an estimated life of three years, was determined by calculating the cost to develop an asset with similar functionality.

The value of trademarks and trade names, which have an estimated life of three years, was based on management’s intention to use the DietSmart website as a platform to potentially test new marketing and services, while at the same time using the DietSmart website to direct traffic to the eDiets website.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets, as of January 1, 2002. We reviewed the value of goodwill recorded on our books as of January 1, 2002 and October 1, 2002 in accordance with SFAS No. 142 and have determined that no impairment exists. As of December 31, 2002, we had goodwill of $5.2 million.

In accordance with SFAS No. 142, we reviewed the carrying value of our intangible assets at December 31, 2002 for asset impairment and have determined that no impairment exists based on the expected future positive cash flow generated from those assets.

ACCOUNTING FOR EQUITY INVESTMENT

In November 2000, we acquired a 60% interest in eDiets Europe with Unislim Ireland primarily for the license of our international technology rights. We use the equity method of accounting for this investment, as opposed to consolidating the results, since we do not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we have not invested any cash nor have we made any commitments to fund the entity, we have not recorded any earnings or losses of eDiets Europe to date. In the future, if we fund the entity, or commit to fund, we will then be required to record our current share of the joint venture's cumulative losses, up to the amount of funds invested or committed. It is uncertain at this time if we will ever fund or commit to fund eDiets Europe. As of December 31, 2002 the cumulative losses for eDiets Europe since its inception were approximately $60,000.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $2.6 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

The following table summarizes certain selected consolidated financial data of the company as of, and for each of the years in the four-year period ended December 31, 2002. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2002 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$29,628	$24,371	$11,434	$2,385

Costs and Expenses:
Cost of revenue	3,055	2,138	841	407
Product development	1,306	743	238	92
Sales and marketing	17,420	16,820	12,857	1,239
General and administrative	4,981	3,227	2,795	1,022
Depreciation and amortization	1,321	663	314	120

Total costs and expenses	28,083	23,591	17,045	2,880

Income (loss) from operations	1,545	780	(5,611)	(495)
Other (expense) income, net	(172)	(11)	161	33
Income tax benefit	251	25	—	—

Net income (loss)	$1,624	$794	$(5,450)	$(462)

Per Share Data:
Earnings (loss) per common share
Basic	$0.10	$0.06	$(0.41)	$(0.06)

Diluted	$0.09	$0.05	$(0.41)	$(0.06)

Weighted average common and common equivalent shares outstanding
Basic	15,730	13,961	13,215	8,345

Diluted	17,132	15,110	13,215	8,345

	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$2,670	$2,111	$(4,482)	$297
Investing activities	(647)	(1,227)	(510)	(310)
Financing activities	(1,721)	(129)	(204)	6,252

	DECEMBER 31,
	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$12,574	$11,214	$3,717	$7,337
Long-term debt (excluding capital lease obligations)	504	2,025	—	—
Shareholders’ equity	5,286	3,613	306	5,812

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Revenue	100%	100%	100%
Cost of revenue	10	9	7
Product development	4	3	2
Sales and marketing	59	69	112
General and administrative	17	13	24
Depreciation and amortization	4	3	3
Other income, net	*	*	1
Income tax benefit	1	*	—
Net income (loss)	5%	3%	(48)%

* less than 1%

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Our revenue for the year ended December 31, 2002 was $29,628,000 as compared to $24,371,000 for the year ended December 31, 2001. The 22% increase in revenue was mainly due to price increases over the prior year in the form of a shorter initial membership period combined with a higher absolute price for our program. Paying members as of December 31, 2002 were approximately 180,000 compared to 200,000 as of December 31, 2001. The decrease in paying members was primarily due to volatility in the advertising market that included pricing fluctuations and management changes at a number of our key advertising partners, which prevented us from being able to deploy our full online advertising budget. Approximately 11% of our revenues in 2002 came from non-subscription based sources of revenue, such as advertising revenue, commission revenue and e-commerce revenue.

As of December 31, 2002, we had deferred revenue of $3,081,000 relating to payments for which services had not yet been provided.

Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, revenue sharing costs, advertising servicing fees, salary payments to our nutritional staff and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to $3,055,000 or 10% of revenues for the year ended December 31, 2002 from $2,138,000 or 9% of revenues for the year ended December 31, 2001. The dollar increase was primarily due to increased Internet access and service charges, credit card fees, increased compensation payments to our nutritional staff, and product and fulfillment costs related to the sale of our e-commerce products.

Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $1,306,000 or 4% of revenues for the year ended December 31, 2002 from $743,000 or 3% of revenues for the year ended December 31, 2001. The dollar increase for the year ended December 31, 2002 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web sites.

Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. These expenses increased to $17,420,000 or 59% of revenues for the year ended December 31, 2002 from $16,820,000 or 69% of revenues for the year ended December 31, 2001. The dollar increase in sales and marketing expenses was primarily due to additional personnel and increased salaries in the sales and marketing group as well as increases in our offline advertising efforts such as television commercials and direct mail campaigns. Online advertising expenses decreased from $14,400,000 in 2001 to $12,000,000 in 2002 due to our ability to purchase advertising space at lower rates from our online partners.

General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $4,981,000 or 17% of revenues for the year ended December 31, 2002 from $3,227,000 or 13% of revenues for the year ended December 31, 2001. The dollar increase was primarily due to the result of increases in salaries for additional personnel, general overhead and professional fees.

Depreciation and amortization expenses increased to $1,321,000 or 4% of revenues for the year ended December 31, 2002 from $663,000 or 3% of revenues for the year ended December 31, 2001. The dollar increase was attributable to the larger asset base subject to depreciation and amortization, and primarily due to the amortization of the intangible assets acquired in the DietSmart acquisition.

Other expense, net which consists of interest income, interest expense and loss on disposal of fixed assets, increased from $161,000 in the prior year to $172,000 for the year ended December 31, 2002. The increase was primarily due to interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart in October 2001 and the loss recorded on the disposal of certain fixed assets.

Income tax benefit for the year ended December 31, 2002 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

As a result of the factors discussed above, we recorded net income of $1,624,000 for the year ended December 31, 2002 compared to net income of $794,000 for the year ended December 31, 2001.

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

Cost of revenue consists primarily of Internet access and service charges, credit card fees, compensation expenses related to our nutritional staff, consulting costs for professionals that provide online meetings, advertising servicing fees and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to $2,138,000 or 9% of revenues for the year ended December 31, 2001 from $841,000 or 7% of revenues for the year ended December 31, 2000. We attribute the dollar increase primarily to increased Internet access and service charges, credit card fees, increased compensation payments to our nutritional staff, and product and shipping costs related to the sale of companion program motivational tapes and compact disks.

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

Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. These expenses increased to $16,820,000 or 69% of revenues for the year ended December 31, 2001 from $12,857,000 or 112% of revenues for the year ended December 31, 2000. The dollar increase in sales and marketing expenses was primarily due to our more extensive advertising placements with major Internet portals, including several of the America Online Web sites, iVillage, Microsoft, Yahoo and eUniverse offset by the minimal use of offline advertising in 2001. Included in sales and marketing expenses for the fiscal year 2000 is a $3.0 million expense related to an offline advertising campaign that began in the second quarter of 2000. This campaign, which was our first offline advertising campaign, consisted of radio commercials and print advertisements in magazines targeted to potential members. New members from the campaign were less than expected and as a result we terminated the agreement with our advertising agency in June 2000 and halted any future offline advertising spending not already committed.

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

Other (expense) income, net which consists of interest income and interest expense, decreased by $172,000 to $(11,000) for the year ended December 31, 2001 from the prior year. The decrease was primarily due to a lower average invested cash balance for 2001 as compared to 2000 as well as additional interest expense related to new capital leases in 2001.

Income tax benefit for the year ended December 31, 2001 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition net of alternative minimum tax payments made during the year.

As a result of the factors discussed above, we recorded net income of $794,000 for the year ended December 31, 2001 compared to a net loss of $5,450,000 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had unrestricted cash and cash equivalents of $2,144,000. For the year ended December 31, 2002, net cash provided by operating activities was $2,670,000, and was primarily due to net income during the period and an increase in deferred revenue, accounts receivable, prepaid and other assets, restricted cash, accrued expenses and accounts payable. Net cash used in investing activities was $647,000 and related to our purchases of computer and office equipment. Net cash used in financing activities was $1,721,000 for the year and was primarily related to the repayment of notes payable issued in connection with the acquisition of DietSmart and to the repayment of capital lease obligations.

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

The following summarizes future cash outflow related to our contractual obligations at December 31, 2002 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years

Contractual obligations:
Long term debt (1)	$504	$502	$2	$—
Capital lease obligations	210	148	56	6
Operating leases	625	185	318	122
Online Advertising	4,665	4,665	—	—

Total contractual cash obligations	$6,004	$5,500	$376	$128

(1) Long term debt primarily represents amounts owed in connection with the DietSmart acquisition, which were paid in their entirety in January 2003.

We currently have online advertising commitments with major Internet portals totaling approximately $4,665,000 through March 31, 2004.

We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2004. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of December 31, 2002 we had approximately $157,000 in leased equipment against the letter of credit.

We have an irrevocable standby letter of credit from a bank in the amount of $500,000 that expires in July 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our advertising agreement with MSN.

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

A significant portion of our online traffic has come, and we believe will continue to come from, agreements with Internet portals such as MSN, Yahoo, WebMD and others that expire at various times in 2003. We expect these contracts to be renewed at terms and conditions similar to those that are expiring although these Internet portals have no obligation to renew our agreements under the same terms and conditions, if at all. Our other current advertising agreements are on a short term (less than three months) basis. Our other advertising partners have no obligation to renew our agreements under the same terms and conditions when they expire. Our agreements with these advertisers also do not prohibit them from carrying online sites or developing and providing content that competes with our site. If our advertising is discontinued for any reason on the major portals on which we currently advertise, our business could suffer.

WE DEPEND ON DAVID R. HUMBLE, OUR FOUNDER AND CHIEF EXECUTIVE OFFICER, AND OUR OTHER KEY MANAGEMENT PERSONNEL, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS. AS THE LARGEST STOCKHOLDER (49.8%), MR. HUMBLE ALSO HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

Our business is dependent on David R. Humble, our founder and Chief Executive Officer, and other key management personnel. Although we have an employment agreement with Mr. Humble, our business would suffer if we were to lose his services. Under our employment agreement, Mr. Humble receives a base salary of $250,000 per year and a bonus to be determined by our compensation committee based on the Company’s income before taxes. The employment agreement contains a non-compete provision for the term of employment and two years thereafter, as well as a non-disclosure provision. We have “key-person” life insurance in the amount of $2 million covering Mr. Humble.

The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel particularly in the marketing, administrative and financial areas. Competition for qualified personnel in the Internet industry is intense. If we are unable to attract and retain additional qualified personnel, our business could suffer.

Mr. Humble owns slightly less than 50% of our outstanding voting common stock. Therefore, as a practical matter, he is able to determine the outcome of all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Among other things, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it.

WE CAN’T BE CERTAIN THAT ADDITIONAL FINANCING WILL BE AVAILABLE TO US ON ACCEPTABLE TERMS IF WE NEED IT.

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

Although we have continued to grow our revenues and earnings, a failure to manage our growth effectively could adversely affect our ability to attract and retain our members and advertising partners. We have increased the scope of our operations including our technology, sales, administrative and marketing organizations. These factors have placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

WE FACE SIGNIFICANT COMPETITION.

We currently compete with several non-Internet weight-loss companies. Our major competitor is Weight Watchers® International, Inc. We also compete with a number of Internet sites which provide diet and nutrition information.

Currently, we know of several other online competitors aggressively marketing an online program with similarities to our program.

Due to the success of our program and the development of other competitive online weight-loss programs, we anticipate that the industry leaders will continue to mount a meaningful form of Internet response. Increased competition could result in reductions in the prices we receive for our programs, lower margins, loss of customers and reduced visitor traffic to our Web site.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

An element of our growth strategy is to expand our online marketing services in international markets in conjunction with eDiets Europe. Our participation in international markets will be subject to certain risks, such as:

•	difficulties in staffing and managing foreign operations;
•	fluctuations in foreign currency exchange rates;
•	compliance with foreign regulatory and market requirements;
•	variability of foreign economic and political conditions;
•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers;
•	costs of localizing products and marketing such products in foreign countries;
•	potentially adverse tax consequences, including restrictions on repatriation of earnings;
•	difficulties in protecting intellectual property; and
•	burdens of complying with a wide variety of foreign laws.

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

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructures on which our system operate are located in Sterling, Virginia and Miami, Florida. We do not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including , war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not ade quately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. In the past, ISPs and Web sites have experienced significant system failures and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

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

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely e-mail messages to our members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our services to our members and undermine our advertising partners’ and our members’ confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in t he development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation. These factors could adversely affect our business by adversely affecting the quality and reliability of the services we offer our customers.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD SIGNIFICANTLY INCREASE OUR COSTS AND EXPENSES.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent and these laws and regulations could significantly increase the costs we incur in using the Internet to conduct our business. The United States Congress enacted Internet legislation regarding children’s privacy, copyright and taxation. The European Union has recently adopted a directive addressing data privacy that may result in limits on the collection and use of member information. A number of other laws and regulations may be adopted that regulate the use of the Internet, including user privacy, pricing, acceptable content, taxation, use of the telecommunications infrastructure and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. As a result of these uncertainties, we may incur unanticipated, significant costs and expenses that could harm our financial results and condition.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements, together with the report of independent certified public accountants, appear at pages F-1 through F-18 of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of February 21, 2003, our directors and executive officers were as follows:

NAME	AGE	POSITION

David R. Humble	67	Chairman of the Board and Chief Executive Officer

Robert T. Hamilton	39	Chief Financial Officer, Treasurer and Secretary

Steven E. Johnson	38	Chief Technology Officer

Alison C. Tanner	40	Chief Strategist, Director of Investor Relations

Isaac Kier	50	Director

Lee S. Isgur	65	Director

Pedro N. Ortega-Dardet	38	Director

Ciaran G. McCourt	39	Director

DAVID R. HUMBLE has served as Chairman of the Board since our merger with eDiets, Inc. in November 1999. He has also served as our Chief Executive Officer during this period except for the period from August through December 2000 when David J. Schofield was our Chief Executive Officer. Mr. Humble has also served as Chairman of the Board, President and Chief Executive Officer of eDiets, Inc. since he founded that company in March 1996. From 1985 to 1987, he was the President, Chief Executive Officer and Director of CheckRobot, Inc., which developed a self-service checkout system for supermarkets. From 1968 to 1985, he served in a number of marketing and operations capacities with Sensormatic Electronics Corporation, which develops and markets electronic security and surveillance products, including Vice President/Manufacturing and Vice President/Future Products and was a member of its board of directors. Mr. Humble holds a number of technology patents, including the original electronics security tag found on garments in retail stores worldwide to protect against shoplifting.

ROBERT T. HAMILTON has served as our Chief Financial Officer and Treasurer since November 1999. From July 1995 to November 1999 he was Manager, Financial Reporting for Equinox Systems Inc., a public company engaged in the design and development of serial input/output communication devices. Prior to July 1995, Mr. Hamilton was an audit manager with an international accounting firm. Mr. Hamilton is also a certified public accountant.

STEVEN E. JOHNSON has served as our Chief Technology Officer since November 1998 and prior to that had been our Director of Software Development on a part-time basis. From November 1996 through November 1998, he served as a Senior Principal Engineer for Sensormatic Electronics Corporation. From April 1991 to November 1996, he was the Manager for Software Development for Advanced Promotion Technologies, Inc.

ALISON C. TANNER has served as our Chief Strategist and Director of Investor Relations since May 2002. In these capacities, Ms. Tanner is responsible for the company’s strategic planning and its relationship with the investment community, and is integral in the company’s mergers, acquisitions and strategic alliances. Ms. Tanner, a Chartered Financial Analyst (CFA) and a specialist in technology investments, has managed portfolios of publicly traded and privately held equity securities since the mid-1980s. Ms. Tanner is also the Founder and President of Investorese, Incorporated, a Boca Raton, Florida based investor relations firm that serves public and private companies with technology-based products and services. Prior to founding Investorese, Ms. Tanner was Director of Investor Relations and Financial Media Relations at Sensormatic Electronics Corporation, a NYSE-listed global supplier of electronic security and surveillance products, from 1996 to 2000. Ms. Tanner also served as Senior Director of E-Business. Sensormatic was subsequently sold to Tyco International Ltd. Before her work at Sensormatic, Ms. Tanner was Vice President, Director of Private Placements for Granite Capital, LP, a New York based equity-oriented limited partnership, from 1993 to 1996. Prior to Granite Capital, Tanner worked from 1986 to 1993 at Fred Alger Management, Incorporated, a pension and mutual fund management firm, for one year as a Marketing Analyst and subsequently as an Equity Portfolio Manager. Ms. Tanner spent 1985 to 1986 at Salomon Brothers, Incorporated, a leading investment bank, as a Mortgage-backed Security Analyst in New York, New York, and 1983 to 1984 as a Registered Representative at Dean Witter Reynolds, Incorporated, a global financial services firm, in Syracuse, New York.

ISAAC KIER served as our President, Chief Executive Officer and Chairman of the Board from 1992 until November 1999. He was the President and Chief Executive Officer since 1981 and Chairman of the Board since 1987 of Lida, Inc., a predecessor company we acquired by merger in 1992. He was the Vice President of Lida, Inc. from 1978 to 1981. Since our merger with eDiets, Inc. in November 1999, he has served as a member of our board of directors and a member of our audit committee. He currently is a member of the audit and compensation committees and was a member of our executive committee until December 2000. Since February 2000, Mr. Kier has been a general partner of Coqui Capital Partners, a venture capital firm licensed by the Small Business Administration as a small business investment company. Coqui has minority investments in 10 new media companies. Mr. Kier also serves on the board of directors of Montebello Brand Liquors, Inc. and Islanet, Inc. Since April 1997, he has be en a principal of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. From 1987 to 1997, he also served as the Managing Partner of Dana Communications Limited, a non-wireline cellular licensee.

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

PEDRO N. ORTEGA-DARDET has served as a member of our board of directors since July 2002. He is also a member of our audit and compensation committees. Mr. Ortega-Dardet brings considerable experience in the health and beauty industry to our Company. Mr. Ortega-Dardet has been President of Skinmetics, Inc., a Coral Gables, Florida-based company that designs, manufactures and markets premium skin care products for the professional beauty industry under the name Wilma Schumann Skin Care, since 1997. From 1989 to 1997, Mr. Ortega-Dardet served as President of Brickell Development Corp., a general contracting business involved in residential and commercial construction work. From 1987 to 1989, he was Vice President of Property Insurance, Inc., an agency offering title, homeowners, life and other types of insurance through a network of financial institutions. Mr. Ortega-Dardet also currently serves as the editor of industry newsletter Skin and Body News and is frequently quoted as a n expert source in skin care industry magazines. He also serves as a consultant to several European companies interested in marketing beauty and wellness products throughout the United States. Mr. Ortega-Dardet, a member of the Board of Advisors for the Florida College of Natural Health, is also a Director of the Esthetics Manufacturer and Distributors Alliance (EMDA); member of the Independent Manufacturers and Distributors; a member of the International Spa Association (ISPA); a member of the Board of Directors of Brickell Development, Corp; and a member of the American Red Cross Disaster Action Team.

CIARAN G. MCCOURT has served as a member of our board of directors since October 2002. Mr. McCourt, a lawyer, also serves as the Managing Director of eDiets Europe Limited based in Dublin, Ireland since 2000, when eDiets.com, Inc. formed a joint venture with Unislim Ireland Limited ("Unislim"), a successful offline weight-management company and the largest independent slimming organization in Ireland, to expand its operations into the UK, Ireland and mainland Europe. From 1994 to 2000, Mr. McCourt served as Managing Director of Unislim. Prior to his position with Unislim, from 1986 to 1987 Mr. McCourt worked as a Law Clerk in Ropers Majeski Law firm San Francisco, CA and Baker McKenzie Law firm in Sydney Australia. From 1989 to 1994 he worked as a lawyer in Dublin, Ireland.

Directors are elected at each annual meeting of our stockholders and hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of the date of this report, based on our review of the copies of the forms we received, we believe that all directors, officers and beneficial holders of more than 10% of our equity securities filed all reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002. The following table provides information regarding any of the reports which were filed late during the year ended December 31, 2002.

Name of Reporting Person	Type of Report Filed Late	Number of Reports Filed Late	Number of Transactions Reported Late

Ciaran G. McCourt	Form 3	1	1
Ciaran G. McCourt	Form 4	1	1
Lee S. Isgur	Form 4	2	5
Isaac Kier	Form 4	1	1

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table summarizes all compensation we paid during our fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 to our Chief Executive Officer, and each other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2002.

		SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION				LONG TERM AWARDS

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMP ($)		SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION

David R. Humble,
Chairman and	2002	$247,720	—	$2,663	(1)	250,000	$7,500	(2)
Chief Executive	2001	250,000	—	2,625	(1)	—	—
Officer	2000	157,203	—	—		—	—

Robert T. Hamilton,	2002	$158,022	—	$2,523	(1)	—	—
Chief Financial	2001	114,231	—	2,625	(1)	63,000	—
Officer	2000	100,000	—	2,500	(1)	32,000	—

Steven E. Johnson,	2002	$157,801	—	$2,922	(1)	—	—
Chief Technology	2001	142,308	—	2,625	(1)	52,000	—
Officer	2000	124,670	$10,000	1,346	(1)	62,998	—

Alison C. Tanner, (3)
Chief Strategist,	2002	$94,772	—	$2,750	(1)	85,000	—
Director of	2001	—	—	—		—	—
Investor Relations	2000	—	—	—		—	—

(1)  Represents 401 (k) contributions made by us on their behalf.
(2)  Represents long term care benefits paid by us as required by Mr. Humble’s employment agreement.
(3)  Ms. Tanner joined us in May 2002 and was a consultant for the period of February 2002-April 2002.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth each grant of stock options we made during the year ended December 31, 2002 pursuant to our Plan to each of the executive officers named in the Summary Compensation Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	% OF TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)		EXPIRATION DATE

David R. Humble	250,000	32.6%	$2.50	(1)	01/24/2007

Robert T. Hamilton	—	—	—		—

Steven E. Johnson	—	—	—		—

Alison C. Tanner	35,000	4.6%	$2.11		02/04/2005
	50,000	6.5%	$1.80		05/10/2007

(1)	Grant to Mr. Humble was subject to 3-year vesting and was issued in excess of the fair market value on the date of grant. Fair market value is calculated as the mean average of the “high” and “low” prices, if any, on the date of grant of the option.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information regarding option exercises during the year ended December 31, 2002 and unexercised options at December 31, 2002 for each of the executive officers named in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES FOR FISCAL 2002 AND YEAR END OPTION VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE ($) REALIZED	NUMBER OF UNEXERCISED OPTIONS AT DECEMBER 31, 2002 (#) EXERCISABLE/ UNEXERCISABLE			VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2002 ($) EXERCISABLE/ UNEXERCISABLE (1)

David R. Humble	—	—	141,666	/	208,334	$—	/	$—

Robert T. Hamilton	—	—	163,500	/	31,500	$29,221	/	$8,600

Steven E. Johnson	—	—	383,369	/	17,337	$193,888	/	$3,467

Alison C. Tanner	—	—	47,500	/	37,500	$—	/	$—

(1)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2002, the fiscal year-end ($1.41 per share), multiplied by the number of shares underlying the option. Fair market value is calculated as the mean average of the “high” and “low” prices, if any, on the date of grant of the option.

EMPLOYMENT AGREEMENTS

In November 1999, we entered into a three-year employment agreement with Mr. Humble that automatically renews each year thereafter. He currently receives a base salary of $250,000 per year, which was increased from $150,000 in December 2000. He is also entitled to receive a bonus to be determined by the Compensation Committee, based on the Company’s income before taxes. The employment agreement contains a non-competition provision for the term of employment and two years thereafter and a non-disclosure provision.

On June 1, 2002, the Company entered into an employment agreement with each of Messrs. Hamilton and Johnson. Each agreement has a term of two years commencing on the date of the agreement and provides for salaries to be reviewed on an annual basis. They each currently receive a base salary of $180,000 and $164,000 per year, respectively. Each agreement also provides for a lump sum payment of $150,000 plus a pro-rata portion of any earned but unpaid bonus and/or commissions in the event of termination for any reason other than “cause” (as defined identically in each agreement), death or disability or in the event of resignation for “good reason” (as defined identically in each agreement) following a “change of control”. “Change of control” is defined in each agreement to mean another person or entity owns more voting stock of the Company than Mr. Humble or Mr. Humble is no longer the Company’s Chairman or Chief Executive Officer. In addition, under the terms of each agreem ent, in the event of a change of control, all options granted to each executive shall immediately vest and become exercisable and the exercise period of each such option will be extended until the option expires. Each agreement contains covenants regarding disclosure and assignment of discoveries to the Company, non-disclosure of confidential Company information and non-competition for the term of the agreement and for one year following termination for cause. However, if the termination is for a reason other than “cause”, the non-competition covenant terminates as of the executive’s termination date.

On February 11, 2003, the Company entered into an employment agreement with Alison Tanner. Her agreement has a term of one and one-half years commencing on the date of the agreement and provides for annual base compensation of $164,000. Her agreement provides for her salary to be reviewed on an annual basis and also provides for a lump sum payment of $150,000 plus a pro-rata portion of any earned but unpaid bonus and/or commissions in the event of termination for any reason other than “cause” (as defined in her agreement), death or disability or in the event of resignation for “good reason” (as defined identically in her agreement) following a “change of control”. “Change of control” is defined in her agreement to mean another person or entity owns more voting stock of the Company than Mr. Humble or Mr. Humble is no longer the Company’s Chairman or Chief Executive Officer. In addition, under the terms of each agreement, in the event of a change of control, all options granted to her shall immediately vest and become exercisable and the exercise period of each such option will be extended until the option expires. Ms. Tanner’s agreement contains covenants regarding disclosure and assignment of discoveries to the Company, non-disclosure of confidential Company information and non-competition for the term of the agreement and for one year following termination for cause. However, if she is terminated for any reason other than “cause,” the non-competition covenant terminates as of the termination date.

DIRECTOR COMPENSATION

Our directors do not currently receive any cash compensation from the Company for their services as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board and committee meetings. Under our Plan, non-employee directors are eligible to receive automatic grants of vested options to purchase 25,000 shares of common stock per year at an exercise price equal to the market price of the common stock on the date of grant. Upon their 1999 appointment to the Board of Directors, Messrs. Isgur and Kier each received an option to purchase 25,000 shares of common stock that vested immediately at an exercise price of $2.00 per share, Mr. Ortega-Dardet received an option to purchase 25,000 shares of common stock that vested immediately at an exercise price of $1.40 per share and Mr. McCourt received an option to purchase 25,000 shares of common stock that vested immediately at an exercise price of $1.09 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 21, 2003: (i) by each person who is known by us to beneficially own more than 5% of our outstanding shares; (ii) by each of our directors; (iii) by each executive officer named in the Summary Compensation Table and (iv) by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

David R. Humble	7,988,398	(1)	49.8%
Isaac Kier	979,928	(2)	6.1%
Lee S. Isgur	285,250	(3)	1.8%
Pedro N. Ortega-Dardet	39,404	(4)	*
Ciaran G. McCourt	26,000	(5)	*
Robert T. Hamilton	173,500	(6)	1.1%
Steven E. Johnson	410,706	(7)	2.5%
Alison C. Tanner	47,500	(8)	*
All directors and executive officers as a group (8 persons)	9,950,686		58.0%

*Less than 1%

(1)	Includes 183,333 shares issuable upon exercise of vested stock options.

(2)	Includes 270,000 shares issuable upon exercise of stock options that are vested or exercisable within 60 days; 65,211 shares held by a charitable remainder trust of which Mr. Kier and his wife are the trustees; and 156,250 shares issued in the private placement to Coqui Capital Partners, L.P., of which Mr. Kier is the general partner. Mr. Kier disclaims beneficial ownership of shares held by Coqui Capital Partners, L.P. except for his proportional interest therein.

(3)	Includes 6,250 shares held by a revocable trust of which Mr. Isgur is the trustee and beneficiary, 11,000 shares held by members of his immediately family and 175,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(4)	Represents 14,404 shares received in connection with the merger of DietSmart, Inc. with and into eDiets.com, Inc. in 2001 and 25,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(5)	Includes 25,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(6)	Represents 173,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(7)	Includes 400,706 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

(8)	Represents 47,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002 about the securities authorized for issuance under our equity compensation plans, consisting of our Startup Equity Program and our 1999 Stock Option Plan, as amended and restated effective April 1, 2002.

	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities authorized for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,845,123	$1.44	1,790,443

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN TO STOCKHOLDER

In 1999, we advanced approximately $88,000 to Mr. Humble who agreed to repay these advances by March 1, 2001 with interest at an annual rate of 7%. In the third quarter of 2000, we forgave the note receivable from Mr. Humble and the amount was charged to equity.

PATENT LICENSE

Mr. Humble holds a patent covering the means of using the Internet to provide an interactive link in a store for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to sales and marketing information. He has granted us a royalty-free exclusive perpetual license to use the aspects of the invention under the patent that relate to our Internet marketing program. This patent, entitled “Method and System for In-Store Marketing”, was issued in March 2003 and will expire on May 28, 2018.

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

During 2002, 2001 and 2000, James Meyer, a former member of the Company's Board of Directors, provided consulting services to the Company beyond his duties as a director. As compensation for these services, in January 2002, June 2001 and September 2000, the Company granted the director vested options to purchase 25,000, 25,000 and 50,000 shares of common stock at an exercise price of $1.75, $1.38 and $1.87 per share, respectively. Consulting expense of approximately $24,000, $20,000 and $54,000 was recognized for the fair value of the options for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the former director earned royalties of approximately $44,000 and $19,000 for the years ended December 31, 2002 and 2001, respectively, related to eDiets companion program product sales.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

The exhibits filed as part of this report are listed below. We will furnish a copy of any exhibit listed to requesting stockholders upon payment of our reasonable expenses in furnishing those materials.

(a)  EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (6)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (3)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant's common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (6)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (6)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (6)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (6)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (9)

10.1	Employment Agreement dated November 17, 1999 between Registrant and David R. Humble (1)

10.2	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

10.3	Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.4	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

10.5	License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.6	Lease Agreement dated December 2, 1999 between The 3467 Partnership and Registrant (1)

10.7	Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.8	Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (2)

10.9	Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (2)

10.10	Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (2)

10.11	Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (3)(4)

10.12	Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (3)

10.13	Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (3)

10.14	Agreement dated April 4, 2001 between Yahoo! Inc. and the Registrant (5)(6)

10.15	First Amendment to Content License Agreement dated April 10, 2001 between the Registrant and Yahoo, Inc. (5)(6)

10.16	Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (6)

10.17	Amendment to Master Advertising Agreement dated June 4, 2001 between the Company and Microsoft Corporation (4)(7)

10.18	Second Amendment to Content License Agreement dated June 25, 2001 between the Company and Yahoo!, Inc. (4)(7)

10.19	Third Amendment to Content License Agreement dated September 25, 2001 between the Company and Yahoo! Inc. (4)(8)

10.20	Advertising Agreement between eDiets.com Inc. and WebMD, Inc dated January 2, 2002 (10)

10.21	eDiets.com, Inc. Stock Option Plan (As Amended and Restated Effective April 1, 2002) (11)

10.22	Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Robert T. Hamilton (12)

10.23	Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Steven E. Johnson (12)

10.24	Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and M. Roshelle Jones (12)

10.25	Employment Agreement dated as of February 11, 2003 between eDiets.com, Inc. and Alison Tanner*

10.26	Amended Revenue Share Program Agreement dated May 19, 2002 between eDiets.com and eUniverse, Inc. (4)(12)

10.27	Amendment No. 2 to Master Advertising Agreement dated April 5, 2002 between eDiets.com and Microsoft Corporation. (4)(12)

10.28	Schedule No. 2 to Master Advertising Agreement dated July 1, 2002 between eDiets.com and Microsoft Corporation. (4)(12)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Certified Public Accountants*

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).

(2)	Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.

(4)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(5)	Confidential treatment requested pursuant to Rule 406 promulgated under the Securities and Exchange Act of 1933. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(6)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).

(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended June 30, 2001 and filed with the SEC on August 8, 2001.

(8)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 and filed with the SEC on November 9, 2001.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.

(10)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on April 24, 2002 (File No. 333-86894).

(11)	Incorporated by reference to the Registrant’s Form S- 8 filed with the SEC on June 7, 2002 (File No. 333-90046).

(12)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on July 30, 2002.

* Filed herein

(b) REPORTS ON FORM 8-K

1.	A report on Form 8-K was filed with the Securities and Exchange Commission on October 22, 2002 with respect to

Item 5. Reporting the financial results for the quarter ended September 30, 2002.

ITEM 14.     CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on our evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2003

eDiets.com, Inc., a Delaware corporation

By:	/s/ David R. Humble

David R. Humble, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ David R. Humble	Chairman of the Board and Chief Executive Officer	March 7, 2003
(Principal Executive Officer)
David R. Humble

/s/ Robert T. Hamilton	Chief Financial Officer	March 7, 2003
(Principal Financial and Accounting Officer)
Robert T. Hamilton

/s/ Isaac Kier		March 7, 2003
Director
Isaac Kier

/s/ Lee S. Isgur		March 7, 2003
Director
Lee S. Isgur

/s/ Pedro N. Ortega-Dardet		March 7, 2003
Director
Pedro N. Ortega-Dardet

/s/ Ciaran G. McCourt		March 7, 2003
Director
Ciaran G. McCourt

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David R. Humble, certify that:

1. I have reviewed this annual report on Form 10-KSB of eDiets.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ David R. Humble

David R. Humble Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert T. Hamilton, certify that:

1. I have reviewed this annual report on Form 10-KSB of eDiets.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Robert T. Hamilton

Robert T. Hamilton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 7, 2003

EDIETS.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of eDiets.com, Inc. are included in Item 7:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida
January 31, 2003

EDIETS.COM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,144	$1,842
Accounts receivable, net	900	260
Prepaid advertising costs	1,219	740
Prepaid expenses and other current assets	459	327

Total current assets	4,722	3,169

Restricted cash	763	269
Property and equipment, net	1,073	1,104
Intangibles, net	774	1,436
Goodwill	5,191	5,191
Other assets	51	45

Total assets	$12,574	$11,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,818	$505
Accrued liabilities	1,405	2,092
Current portion of capital lease obligations	130	133
Current portion of notes payable	502	1,521
Deferred revenue	3,081	2,193

Total current liabilities	6,936	6,444

Capital lease obligations, net of current portion	59	113
Notes payable, net of current portion	2	504
Deferred tax liability	291	540

Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 15,792 and 15,503 shares issued and outstanding at December 31, 2002 and 2001, respectively	16	16
Additional paid-in capital	9,691	9,644
Unearned compensation	—	(2)
Accumulated deficit	(4,421)	(6,045)

Total stockholders' equity	5,286	3,613

Total liabilities and stockholders’ equity	$12,574	$11,214

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

REVENUE	$29,628	$24,371	$11,434
COSTS AND EXPENSES:
Cost of revenue	3,055	2,138	841
Product development	1,306	743	238
Sales and marketing	17,420	16,820	12,857
General and administrative	4,981	3,227	2,795
Depreciation and amortization	1,321	663	314

Total costs and expenses	28,083	23,591	17,045

Income (loss) from operations	1,545	780	(5,611)
Other (expense) income, net	(172)	(11)	161
Income tax benefit	251	25	—

Net income (loss)	$1,624	$794	$(5,450)

Earnings (loss) per common share:
Basic	$0.10	$0.06	$(0.41)

Diluted	$0.09	$0.05	$(0.41)

Weighted average common and common equivalent shares outstanding:
Basic	15,730	13,961	13,215

Diluted	17,132	15,110	13,215

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	COMMON STOCK		ADDITIONAL			TOTAL
			PAID-IN	UNEARNED	ACCUMULATED	STOCKHOLD-
	SHARES	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	ERS’ EQUITY

Balance at January 1, 2000	12,645	$13	$7,195	$(7)	$(1,389)	$5,812
Stock options granted	—	—	178	(8)	—	170
Stock options vested or forfeited	—	—	—	6	—	6
Common stock issued as penalty shares	908	1	(1)	—	—	—
Receivable from stockholder forgiven	—	—	(93)	—	—	(93)
Common stock issuance and registration costs	—	—	(139)	—	—	(139)
Net loss	—	—	—	—	(5,450)	(5,450)

Balance at December 31, 2000	13,553	14	7,140	(9)	(6,839)	306
Common stock issued in connection with acquisition of DietSmart	1,917	2	2,030	—	—	2,032
Stock options issued in connection with acquisition of DietSmart	—	—	314	—	—	314
Stock options and warrants granted	—	—	191	—	—	191
Stock options vested or forfeited	—	—	—	7	—	7
Stock options and warrants exercised	33	—	19	—	—	19
Common stock registration costs	—	—	(50)	—	—	(50)
Net income	—	—	—	—	794	794

Balance at December 31, 2001	15,503	16	9,644	(2)	(6,045)	3,613
Retirement of common stock previously issued	(30)	—	(67)	—	—	(67)
Stock options and warrants granted	—	—	77	2	—	79
Stock options and warrants exercised	319	—	91	—	—	91
Common stock registration costs	—	—	(54)	—	—	(54)
Net income	—	—	—	—	1,624	1,624

Balance at December 31, 2002	15,792	$16	$9,691	$—	$(4,421)	$5,286

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,624	$794	$(5,450)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	659	531	314
Amortization of intangibles	662	132	—
Provision for bad debt and sales returns	69	29	34
Stock based compensation	79	198	212
Loss on disposal of fixed assets	133	—	—
Deferred tax benefit	(249)	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	(710)	396	(564)
Prepaid expenses and other current assets	(611)	(14)	(809)
Restricted cash	(494)	(121)	(101)
Other assets	(6)	(42)	—
Accounts payable and accrued liabilities	626	(261)	982
Deferred revenue	888	519	900

Net cash provided by (used in) operating activities	2,670	2,111	(4,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(647)	(538)	(510)
Cash paid for acquisition, net of cash acquired of $145	—	(689)	—

Net cash used in investing activities	(647)	(1,227)	(510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	(54)	(50)	(150)
Proceeds from exercise of stock options and warrants	91	19	—
Retirement of common stock	(67)	—	—
Repayment of notes payable	(1,521)	—	—
Repayment of capital lease obligations	(170)	(98)	(54)

Net cash used in financing activities	(1,721)	(129)	(204)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	302	755	(5,196)
Cash and cash equivalents, beginning of year	1,842	1,087	6,283

Cash and cash equivalents, end of year	$2,144	$1,842	$1,087

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$33	$33	$15

Income taxes	$—	$25	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$113	$179	$55

Receivable from stockholder charged to equity	$—	$—	$93

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.  ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its programs primarily through advertising and other promotional arrangements on the World Wide Web and is moving towards the use of offline advertising and other promotional efforts as well.

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

RESTRICTED CASH

Restricted cash in the accompanying consolidated balance sheets consists of funds held by financial institutions as collateral for chargebacks related to credit card transactions, as collateral for a letter of credit established pursuant to certain capital lease agreements, and as collateral for the Company’s obligation under an advertising agreement with Microsoft Corporation (MSN).

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

AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized pursuant to SOP 98-1 are included in property and equipment in the accompanying consolidated balance sheets.

In March 2000, the Emerging Issues Task Force (EITF) issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INTANGIBLES

Intangible assets are being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. As of December 31, 2002, in the opinion of management, there has been no such impairment. Intangible assets as recorded on the Company’s balance sheets consist of the following (in thousands):

	December 31,

	2002	2001

Email address list	$838	$838
Developed technology	338	338
Trademarks and trade names	392	392

	1,568	1,568
Less accumulated amortization	(794)	(132)

	$774	$1,436

The estimated aggregate amortization expense is expected to be $662,000 and $112,000 for years ended December 31, 2003 and 2004, respectively.

EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited (eDiets Europe), that is accounted for under the equity method of accounting. The amount of the investment recorded to date is zero as it has been limited to the license of the Company’s international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture’s losses since inception. eDiets Europe’s cumulative losses since inception totaled approximately $60,000 at December 31, 2002. Once the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded.

REVENUE RECOGNITION

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions to the Company's programs paid in advance are deferred and recognized on a straight-line basis over the period of the subscription. Registration fees paid in advance are deferred and recognized over the expected term of service.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that visitors to the Company's web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to the Company's Web sites who have authorized the Company to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant Company obligation remains and collections are probable.

E-commerce revenue is derived from the sale of motivational tapes or compact disks, journals and "starter kits" to consumers. Revenues from the sales of those products are recognized when the product is shipped. Commission revenue is derived from third party vendors on sales of products and services advertised on the Company's Web sites.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type for the three years ended December 31, 2002 is as follows (in thousands):

	2002	2001	2000

Membership	$26,365	$22,521	$10,375
Advertising and sale of opt-in email addresses	1,946	816	964
e-commerce	963	408	20
Commissions	354	626	75

	$29,628	$24,371	$11,434

COST OF REVENUE

Cost of revenue consists primarily of Internet access and service charges, credit card fees, compensation expenses related to the Company’s nutritional staff, consulting costs for professionals that provide online meetings, advertising servicing fees and product and fulfillment costs related to e-commerce sales.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma results of operations as if the Company had applied the fair value m of accounting.

The Company accounts for employee stock-based compensation under the intrinsic value method of APB No. 25. SFAS No. 123, as amended by SFAS No. 148, establishes disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company's pro forma results of operations and earnings (loss) per share information using a fair value based method of accounting for the three years ended December 31, 2002 is as follows (in thousands, except per share data):

	2002	2001	2000

Net income (loss)-as reported	$1,624	$794	$(5,450)
Pro forma compensation expense	(966)	(999)	(497)

Pro forma net income (loss)	$658	$(205)	$(5.947)

Basic earnings (loss) per share
As reported	$0.10	$0.06	$(0.41)

Pro forma	$0.04	$(0.01)	$(0.45)

Diluted earnings (loss) per share
As reported	$0.09	$0.05	$(0.41)

Pro forma	$0.04	$(0.01)	$(0.45)

LONG-LIVED ASSETS

The Company accounts for long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds their fair value, as determined by projected discounted future cash flows.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expenses incurred for the three years ended December 31, 2002 totaled approximately $12,887,000, $14,443,000 and $11,827,000, respectively.

At December 31, 2002 and 2001, the Company had approximately $1,200,000 and $740,000, respectively, of prepaid advertising costs representing future communication costs. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheet.

BARTER TRANSACTIONS

The Company did not recognize any revenues or expenses related to barter transactions for each of the three years in the period ended December 31, 2002. The Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable, for approximately 392 million, 130 million and 110 million impressions on its website for the three years ended December 31, 2002, respectively.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including investments, accounts receivable from credit card transaction processing companies, and receivables from third parties related to advertising and commissions, ecommerce, and opt-in email revenue. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. The credit risk associated with cash and cash equivalents and credit card receivables is considered low due to the credit quality of the financial institution and issuers. The Company performs credit evaluations of the third parties from which advertising, ecommerce, and opt-in email revenue is earned and generally does not require collateral. The Company maintains allowances for potential credit losses for such event.

COMPREHENSIVE INCOME (LOSS)

There was no difference between the Company's net income (loss) and its total comprehensive income (loss) for the periods presented.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

RECLASSIFICATIONS

Certain reclassifications of the prior years’ consolidated financial statements have been made to conform to the current year's presentation.

3. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $66,000 and $17,000 at December 31, 2002 and 2001, respectively.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Office and computer equipment	$1,338	$1,153
Software	1,179	816
Furniture and fixtures	112	122
Leasehold improvements	61	49

	2,690	2,140
Less accumulated depreciation and amortization	(1,617)	(1,036)

	$1,073	$1,104

Software includes approximately $982,000 and $672,000 of costs associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2002 and 2001, respectively. Included in property and equipment is equipment under capital leases of approximately $498,000 and $400,000 as of December 31, 2002 and 2001, respectively, less accumulated amortization of approximately $318,000 and $170,000 for the same periods. Depreciation expense includes amortization of equipment under capital leases.

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

The Company purchased DietSmart by issuing two million shares, valued at $2.00 based on the average closing price of the stock in the days immediately preceding and following the transaction, and $2.5 million of cash consideration. The Company also issued 329,724 stock options with an aggregate fair value of approximately $226,000 in exchange for all the DietSmart stock options outstanding. The cash consideration was payable in five equal installments with a quarterly compounded interest rate of 6%. At December 31, 2002, one remaining installment of $500,000 plus accrued interest was due. In January 2003, the final payment, including accrued interest was made by the Company.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of operations of DietSmart have been included in the Company’s financial statements for periods subsequent to October 19, 2001. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of net assets acquired of approximately $5.2 million has been reflected as goodwill and is not expected to be deductible for income tax purposes.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$2,500
Common stock	2,032
Fair value of stock options	314
Forgiveness of note receivable	51
Deferred tax liability	590
Direct acquisition costs	372

Total purchase price	$5,859

The purchase price was allocated as follows (in thousands):

Current assets acquired	$221
Property and equipment	147
Non-current assets acquired	3
Liabilities acquired	(11,271)
Goodwill	5,191
Intangibles	1,568

Total	$5,859

Intangibles acquired consist of the following (in thousands):

Email address list	$838
Developed technology	338
Trademarks and trade names	392

$1,568

The following presents the pro forma results of the Company for the years ended December 31, 2001 and 2000 as if the acquisition had occurred at the beginning of each of the respective periods (in thousands). Pro forma results are not necessarily indicative of actual results.

	2001	2000

Revenues	$27,927	$11,627
Net loss	$(1,110)	$(10,507)
Diluted loss per common share	$(0.07)	$(0.69)
Weighted average common shares outstanding	15,489	15,132

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Advertising	$484	$1,287
Accrued compensation and employee benefits	412	392
Accrued interest	106	24
Professional fees	85	88
Other	318	301

	$1,405	$2,092

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant's contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the three years ended December 31, 2002 were approximately $50,000, $40,000 and $20,000, respectively.

8. STOCKHOLDERS' EQUITY

On July 24, 2001, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares. The Company's current capital structure consists of 50,000,000 authorized shares of common stock, with a par value of $0.001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.01 per share.

COMMON STOCK

In December 1999, the Company completed an equity private placement, pursuant to which the Company sold 145.25 units, each unit consisting of 25,000 shares of common stock and 12,500 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, subject to adjustment in certain events. The warrants were exercisable through November 2002 and have since expired.

In connection with the above transaction, a total of 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, were issued to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees held 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. In June 2001, 22,244 placement agent warrants were exercised pursuant to the cashless exercise feature of the warrants, resulting in the issuance of 4,462 shares of common stock. No proceeds were received by the Company in connection with the exercise. In January 2002, an additional 22,244 placement agent warrants were exercised pursuant to the cashless exercise feature of the warrants, resulting in the issuance of 9,393 sha res of common stock. No proceeds were received by the Company in connection with the exercise. The remaining 905,512 warrants are exercisable through November 2004 and under the modified agreement are now redeemable at the option of the Company upon the occurrence of certain events. The excess of the fair value of the new warrants over the value of the original warrants at the date of modification was charged to equity in the first quarter of 2001.

In November 1999, the Company issued 82,500 warrants to an advertising agency with an exercise price of $2.00 per share in exchange for services. In connection with this transaction, approximately $76,000 was recognized as sales and marketing expense in the accompanying consolidated statement of operations for the year ended December 31, 2000. These warrants were not exercised and expired in November 2002.

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

In January 2001, the Company entered into a consulting agreement whereby the consultant was to work with management to strategize and coordinate all public, media and investor relations efforts for the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $158,000, which was recognized as consulting expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the acquisition discussed in Note 5, a total of 1,916,719 shares of the Company's common stock and 83,281 options, each to purchase one share of common stock at an exercise price of $0.01 per share, were issued in exchange for all of the outstanding capital stock of DietSmart.

At December 31, 2002, common shares reserved for future issuance are as follows:

Stock Options	3,845,123
Warrants	1,305,512

Total	5,150,635

STOCK OPTIONS

In May 1996, the Company adopted the "Startup Equity Program" (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the company's start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company's Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 578,086 options remained outstanding as of December 31, 2002.

In July 1999, the Company granted an aggregate of 159,993 options to a key employee exercisable over a period of ten years at an exercise price of $2.00 per share. At December 31, 2001 the options had fully vested.

In November 1999, the Company adopted the Stock Option Plan (as amended and restated effective April 1, 2002) (the "Plan"). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company's common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two-year period and expire five years from the date of grant. The Plan also provides for the automatic issuance of options to non-employee directors of the Company on an annual basis. Such options have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five years. Through December 31, 2002, 4,916,957 options have been granted under the Plan, of which 3,074,544 remained outstanding as of December 31, 2002.

During 2000, certain options granted to employees were at an exercise price lower than the estimated fair market value of the underlying common stock at the grant date. Compensation expense has been recognized pro-rata on a straight-line basis for the excess of the estimated fair market value over the exercise price and totaled approximately $2,000, $7,000 and $24,000 for the three years ended December 31, 2002, respectively.

During 2001, a total of 29,000 stock options were exercised by the holders, resulting in proceeds of approximately $19,000 to the Company. During 2002, a total of 310,000 stock options were exercised by the holders, resulting in proceeds of approximately $91,000 to the Company.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity relating to the Company's stock options for the years ended December 31, 2002, 2001 and 2000 is presented below (shares in thousands):

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	4,098	$1.23	2,722	$1.27	1,770	$1.06
Granted	1,069	1.85	1,638	1.17	1,458	1.74
Exercised	(310)	0.29	(29)	0.66	-	-
Forfeited	(1,012)	1.35	(233)	1.40	(506)	1.88

Outstanding at end of year	3,845	1.44	4,098	1.23	2,722	1.27

Options exercisable at end of year	3,105	$1.35	2,858	$1.21	1,996	$1.12

Weighted average exercise price of options granted during the year:
Issued at market price		$1.63		$1.26		$1.72

Issued above market price		$2.45		n/a		n/a

Issued below market price		n/a		$0.08		$2.00

Weighted average fair value of options granted during the year:
Issued at market price		$0.83		$0.64		$0.83

Issued above market price		$1.17		n/a		n/a

Issued below market price		n/a		$1.22		$1.45

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exerciable

Range of Exercise Prices	Outstanding At December 31, 2002	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable At December 31, 2002	Weighted Average Exercise Price

$0.01 to 0.03	664	3.8	$0.01	664	$0.01
0.27 to 0.77	135	2.7	0.77	135	0.77
0.91 to 1.22	349	3.2	1.09	260	1.08
1.23 to 1.84	928	3.7	1.49	544	1.44
1.85 to 2.50	1,769	2.4	2.07	1,502	2.01

	3,845	3.0	1.44	3,105	1.35

Pro forma information is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model for 2002, 2001 and 2000 grants with the following weighted average assumptions: expected volatility factor of 60%; risk free interest rates of 3.9% for 2002, 4.2% for 2001 and 6.2% for 2000; dividend yield of 0%; and expected life of 4.0 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the determination of the fair value of the Company's options is based on the assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on report ed net income or loss for future years. Refer to Note 2 for the pro forma effect of fair value reporting on the results of operations and earnings (loss) per share for the three years ended December 31, 2002.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office spaces under non-cancelable operating leases, which expire through September 2006. The Company also leases certain office and computer equipment under non-cancelable capital leases expiring through 2006. Commitments for minimum rentals under non-cancelable leases at the end of 2002 are as follows (in thousands):

	Capital Leases	Operating Leases

2003	$148	$185
2004	47	176
2005	9	142
2006	6	122

Total minimum lease payments	210	$625

Less amount representing interest	(21)

Present value of minimum lease payments	$189

Rental expense under operating leases was approximately $282,000, $106,000 and $46,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The Company has online advertising commitments with major Internet portals totaling approximately $4,665,000 over the next twelve months.

The Company has an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2004. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee the obligations under capital leases for computer servers. As of December 31, 2002, the Company had approximately $157,000 in leased equipment against the letter of credit.

The Company also has an irrevocable standby letter of credit from a bank in the amount of $500,000 that expires in July 2003. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee the Company’s obligations under its advertising agreement with MSN.

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

During 2002, 2001 and 2000, a former member of the Company's Board of Directors provided consulting services to the Company beyond his duties as a director. As compensation for these services, in January 2002, June 2001 and September 2000, the Company granted the director vested options to purchase 25,000, 25,000 and 50,000 shares of common stock at an exercise price of $1.75, $1.38 and $1.87 per share, respectively. Compensation expense of approximately $24,000, $20,000 and $54,000 has been recognized for the fair value of the options and is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the former director earned royalties of approximately $44,000 and $19,000 for the years ended December 31, 2002 and 2001, respectively, related to certain e-commerce sales of the Company.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2001, the Company engaged a consultant, who is a partner with one of the Company’s directors in an unrelated business, to work with management for a one-year period to strategize and coordinate public and investor relations efforts for the Company. As compensation, the Company issued to the consultant 400,000 warrants with an exercise price of $0.75 per share. The fair value of the warrants totaled $158,000, which was recognized as consulting expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

10. INCOME TAXES

The components of the income tax benefit for the year ended December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Current tax (expense) benefit	$2	$(25)
Deferred tax benefit	249	50

Total	$251	$25

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$2,923	$3,191
Deferred compensation	128	578
Allowance for doubtful accounts and sales returns	34	32
Accrued expenses	-	73
Other	2	7

	3,087	3,881
Valuation allowance	(2,611)	(3,719)

Total deferred tax assets	476	162

Deferred tax liabilities:
Depreciation and amortization	(17)	(162)
Identifiable intangibles	(291)	(540)
Prepaid expenses	(459)	—

Total deferred tax liabilities	(767)	(702)

Net deferred income taxes	$(291)	$(540)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $2,611,000 and $3,719,000 valuation allowance at December 31, 2002 and 2001, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2002, 2001 and 2000 was a (decrease) increase of approximately $(1,108,000), $1,266,000, and $2,094,000, respectively.

At December 31, 2002, the Company had approximately $7,769,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2020. Approximately $380,000 of the net operating loss carryforwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. During 2002, the Company completed a study and determined that a change in control, as defined under Section 382 of the Internal Revenue Code, had occurred and, as a result, the Company’s net operating loss carryforwards are limited to approximately $1,664,000 on an annual basis and could expire unused.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001

Tax at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.75	3.87
Non-deductible items	1.29	2.53
Changes in valuation allowance	(57.05)	(46.60)
Other	(0.27)	2.98

	(18.28)%	(3.22)%

11.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three years ended December 31, 2002 (in thousands, except per share information):

	2002	2001	2000

Basic earnings (loss) per common share:
Net income (loss)	$1,624	$794	$(5,450)

Weighted average common shares outstanding	15,730	13,961	13,215

Basic earnings (loss) per common share	$0.10	$0.06	$(0.41)

Diluted earnings (loss) per common share:
Net income (loss)	$1,624	$794	$(5,450)

Weighted average common shares outstanding	15,730	13,961	13,215
Effect of dilutive potential common shares:
Stock options and warrants	1,401	1,149	—

Adjusted weighted average shares and assumed conversions	17,132	15,110	13,215

Diluted earnings (loss) per common share	$0.09	$0.05	$(0.41)

12. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 effective July 1, 2001 and SFAS No. 142 as of January 1, 2002. The Company reviewed the value of goodwill recorded on the books as of January 1, 2002 in accordance with SFAS No. 142 and determined that no impairment existed. As such, there was no impact on the adoption of SFAS No. 142 on the Company’s financial position, results of operations or cash flows.

EDIETS.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” The adoption of SFAS No. 144 did not have an impact on the Company.

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

13.  FOURTH QUARTER ADJUSTMENTS - UNAUDITED

During the fourth quarter of 2002, the Company recorded certain adjustments, including an adjustment to reverse approximately $192,000 accrued for anticipated additional liability insurance premiums which were not required, an adjustment to reverse approximately $150,000 previously accrued for employee bonuses, which the Company elected to rescind, and an adjustment to reverse a provision for income taxes of approximately $326,000. These adjustments increased net income for the fourth quarter of 2002 by approximately $668,000.

Exhibit Number	Exhibit Index
Exhibit Description

10.25	Employment Agreement dated as of February 11, 2003 between eDiets.com, Inc. and Alison Tanner

21.1	Subsidiaries of the Registrant

23.1	Consent of Independant Certified Public Accountants

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002