Form 10QSB
period 2003-03-31
EDIETS COM INC
filed 2003-05-15
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes ☒ No ☐

State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date.

At May 11, 2003, there were 15,876,241 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Signature Page	14

Certifications	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003
(In thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,326	$2,144
Accounts receivable, net	800	900
Prepaid advertising costs	1,597	1,219
Prepaid expenses and other current assets	291	459

Total current assets	4,014	4,722
Restricted cash	209	763
Property and equipment, net	1,145	1,073
Intangibles, net	608	774
Goodwill	5,191	5,191
Other assets	50	51

Total assets	$11,217	$12,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,261	$1,818
Accrued liabilities	1,463	1,405
Current portion of capital lease obligations	144	130
Current portion of notes payable	2	502
Deferred revenue	3,761	3,081

Total current liabilities	7,631	6,936
Capital lease obligations, net of current portion	50	59
Notes payable, net of current portion	1	2
Deferred tax liability	229	291
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	16	16
Additional paid-in capital	9,713	9,691
Accumulated deficit	(6,423)	(4,421)

Total stockholders’ equity	3,306	5,286

Total liabilities and stockholders’ equity	$11,217	$12,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

REVENUE	$7,331	$6,998
COSTS AND EXPENSES:
Cost of revenue	872	721
Product development	284	361
Sales and marketing	6,798	3,670
General and administrative	1,097	1,441
Depreciation and amortization	332	324

Total costs and expenses	9,383	6,517

(Loss) income from operations	(2,052)	481
Other expense, net	10	62
Income tax benefit	(59)	(53)

Net (loss) income	$(2,003)	$472

(Loss) earnings per common share
Basic and diluted	$(0.13)	$0.03

Weighted average common and common equivalent shares outstanding
Basic	15,809	15,609

Diluted	15,809	17,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,003)	$472
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	166	159
Amortization of intangibles	166	165
Net recoveries of bad debts and sales returns	—	(19)
Stock based compensation	—	78
Loss on disposal of fixed assets	6	—
Deferred tax benefit	(62)	(62)
Changes in operating assets and liabilities:
Accounts receivable	100	43
Prepaid expenses and other current assets	(210)	(116)
Restricted cash	554	—
Other assets	1	(2)
Accounts payable and accrued liabilities	501	(93)
Deferred revenue	680	475

Net cash (used in) provided by operating activities	(101)	1,100
CASH FLOWS FROM INVESTING ACTIVITY:
Purchases property and equipment	(203)	(79)

Net cash used in investing activity	(203)	(79)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22	6
Repayment of capital lease obligations	(36)	(33)
Repayment of notes payable	(500)	—

Net cash used in financing activities	(514)	(27)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(818)	994
Cash and cash equivalents, beginning of period	2,144	1,842

Cash and cash equivalents, end of period	$1,326	$2,836

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$115	$8

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$41	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

3. STOCKHOLDERS’ EQUITY

In January 2002, the Company issued 25,000 stock options to a member of the Company’s Board of Directors for services provided to the Company beyond his duties as a Board Member. The fair value of the options totaled approximately $24,000, which was recognized as consulting expense in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2002.

In addition to the options discussed above, the Company issued options to purchase a total of 61,000 shares of common stock to non-employees for the three months ended March 31, 2002. The fair value of these options totaled approximately $53,000 and was recognized as general and administrative expense in the three month period ended March 31, 2002.

For the quarter ended March 31, 2003, the Company did not issue any stock options to non-employees.

4. EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited, that is accounted for under the equity method of accounting. The investment recorded to date is zero as it has been limited to the license of the Company’s international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so,

EDIETS.COM, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company has not recorded its share of the joint venture’s losses since inception. eDiets Europe Limited’s cumulative losses since inception have totaled approximately $191,000 through March 31, 2003. In the event that the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded or committed.

5. (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method).

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share information):

	Three Months Ended March 31,

	2003	2002

Basic (loss) earnings per common share:
Net (loss) income	$(2,003)	$472

Weighted average common shares outstanding	15,809	15,609

Basic (loss) earnings per common share	$(0.13)	$0.03

Diluted (loss) earnings per common share:
Net (loss) income	$(2,003)	$472

Weighted average common shares outstanding	15,809	15,609
Effect of dilutive potential common shares:
Stock options and warrants	—	2,097

Adjusted weighted average shares and assumed conversions	15,809	17,706

Diluted (loss) earnings per common share	$(0.13)	$0.03

6. INCOME TAXES

The Company recorded approximately $59,000 of income tax benefit for the three months ended March 31, 2003 primarily related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001. The Company expects to be able to offset any taxable income for the current year with available net operating loss carryforwards from prior years.

EDIETS.COM, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. No stock-based employee compensation cost was reflected in the statement of operations for the months ended March 31, 2003, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for options grants under the plan.

	Three Months ended March 31,

	2003	2002

Net (loss) income-as reported	$(2,003)	$472
Pro forma compensation expense	(95)	(151)

Pro forma net (loss) income	$(2,098)	$321

Basic (loss) earnings per share
As reported	$(0.13)	$0.03

Pro forma	$(0.13)	$0.02

Diluted (loss) earnings per share
As reported	$(0.13)	$0.03

Pro forma	$(0.13)	$0.02

8. RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported net income and earnings per share results in both annual and interim financial statements. The disclosure provisions were effective for the Company beginning with the annual financial statements for the year ended December 31, 2002.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-QSB, other than historical information may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

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

•

general economic and business conditions; and

•

terroristic activities.

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KSB for the year ended December 31, 2002, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

eDiets.com, Inc. is a leading provider of online diet and fitness programs and related products and services. Our personalized diet and fitness programs are subscription-based and are marketed almost exclusively via online advertising and email. We currently have approximately 190,000 paying subscribers, and over 12 million individuals have opted in to receive one or more of our topical weekly e-newsletters.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,

	2003	2002

Revenue	100%	100%
Cost of revenue	12	10
Product development	4	5
Sales and marketing	93	52
General and administrative	15	21
Depreciation and amortization	5	5
Other income, net	*	*
Income tax benefit	*	*
Net (loss) income	(27)	7

*

less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO MARCH 31, 2002

Revenue: Our revenue for the three months ended March 31, 2003 was $7,331,000 as compared to $6,998,000 for the three months ended March 31, 2002. The 5% increase in revenue was mainly due to price increases over the prior year in the form of a shorter initial membership period combined with a higher absolute price for our program and to increased non-subscription revenues. Paying members as of March 31, 2003 were approximately 190,000 compared to approximately 205,000 as of March 31, 2002. Approximately 17% of our revenues in the three months ended March 31, 2003 came from additional sources of revenue, such as advertising revenue, commission revenue and e-commerce revenue.

As of March 31, 2003, deferred revenue, which relates to payments for which services had not yet been provided, grew by $0.7 million during the quarter to $3.8 million compared to $3.1 million at the prior year end, as more members opted for longer term subscriptions.

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, revenue sharing costs, advertising servicing fees, salary payments to our nutritional staff and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to $872,000 or 12% of revenue for the three months ended March 31, 2003 from $721,000 or 10% of revenue for the three months ended March 31, 2002. The dollar increase was primarily due to increased consulting costs for outside professionals and revenue sharing costs owed to third-parties offset by decreased Internet access and service charges and credit card fees.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses decreased to $284,000 or 4% of revenue for the three months ended March 31, 2003 from $361,000 or 5% of revenue for the three months ended March 31, 2002. The dollar decrease for the three months ended March 31, 2003 as compared to the corresponding period in the prior year was primarily due to the capitalization of additional salary costs pursuant to AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, and Emerging Issue Task Force Issue No. 00-2, Accounting for Web Site Development Costs.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses, which we generally incur prior to the recognition of revenue from sales generated from those efforts. These expenses increased to $6,798,000 or 93% of revenue for the three months ended March 31, 2003 from $3,670,000 or 52% of revenues for the three months ended March 31, 2002. Sales and marketing costs for Internet advertising was approximately $5,488,000 and $2,753,000 for the periods ended March 31, 2003 and 2002, respectively. The increase was primarily due to higher than anticipated customer acquisition costs and was largely due to a doubling of online advertising expenditures compared to the first quarter of 2002 without a commensurate increase in new members acquired. The two most significant components of the shortfall in members acquired during the first quarter of 2003 were a shortfall under a contract with a major Internet portal and lower than expected response to the Company’s email marketing campaigns. The Company has taken several steps to improve its advertising productivity. The Company also incurred approximately $884,000 of compensation costs related to its sales and marketing activities for the period ended March 31, 2003 as compared to approximately $763,000 in the corresponding period in the prior year. The increase was primarily due to additional personnel costs related to sales and marketing efforts.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to $1,097,000 or 15% of revenue for the three months ended March 31, 2003 from $1,441,000 or 21% of revenue for the three months ended March 31, 2002. The dollar decrease was primarily due to lower salary expenses, professional fees and general overhead expenses.

Depreciation and Amortization: Depreciation and amortization expenses increased to $332,000 or 5% of revenue for the three months ended March 31, 2003 from $324,000 or 5% of revenue for the three months ended March 31, 2002. The dollar increase was attributable to the larger asset base subject to depreciation.

Other Expenses, net: Other expense, net, which consists of interest income offset by interest expense and charges incurred on the disposal of fixed assets, decreased by $52,000 to $10,000 for the three months ended March 31, 2003 from the corresponding period in the prior year. The decrease was primarily due to a decrease in interest expense related to the notes payable issued as a part of the acquisition of DietSmart, Inc. (DietSmart) in October 2001. We made the final payment on these obligations in January 2003.

Income Tax Benefit: Income tax benefit of $59,000 for the three months ended March 31, 2003 mainly relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset any taxable income for the current year with available net operating loss carryforwards from prior years.

Net (Loss) Income: As a result of the factors discussed above, we recorded a net loss of $2,003,000 for the three months ended March 31, 2003 compared to net income of $472,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported a $101,000 net use of cash in operations in the first quarter of 2003 as compared to $1,100,000 of net cash provided by operations in the first quarter of 2002. The $101,000 net use of cash was primarily attributable to our net loss and increases in prepaid expenses, offset by increases in accounts payable, accrued liabilities and deferred revenue. The $1,100,000 of net cash provided by operations in the first quarter of 2002 was primarily attributable to net income and an increase in deferred revenue offset by decreases in prepaid expenses, accounts payable and accrued liabilities.

Cash Flows from Investing Activities: Our investing activities used $203,000 in the first quarter of 2003 and $79,000 in the first quarter of 2002, primarily for purchases of computer equipment.

Cash Flows from Financing Activities: Our financing activities used $514,000 in the first quarter of 2003 and $27,000 in the first quarter of 2002. The use in 2003 was primarily attributable to the repayment of notes payable issued in connection with the 2001 acquisition of DietSmart and to the repayment of capital lease obligations. As of March 31, 2003 the Company’s debt totaled $196,000 and consists primarily of capital lease obligations.

Available Cash: At March 31, 2003 we had $1,326,000 of unrestricted cash and cash equivalents and another $209,000 in restricted cash. The Company is monitoring and managing its capital resources and based on early second quarter results anticipates improved cash flow from operations in the second quarter of 2003 compared to the first quarter. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflow related to our contractual obligations at March 31, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years

Contractual obligations:
Online advertising	$2,382	$2,382	$—	$—
Capital lease obligations	216	157	55	4
Operating leases	574	184	305	85

Total contractual cash obligations	$3,172	$2,723	$360	$89

We currently have online advertising commitments with major Internet portals totaling approximately $2,382,000 through March 31, 2004.

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2004. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of March 31, 2003 we had approximately $169,000 in leased equipment against the letter of credit.

We also have a second irrevocable standby letter of credit from a bank in the amount of $500,000 that expires in July 2003 which is being used to guarantee our obligations under our advertising agreement with the MSN® network of Internet services.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have an effect on our financial condition or results of operations. The Company continues to apply the intrinsic value based method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees.

ITEM 3.

CONTROLS AND PROCEDURES

Subsequent to March 31, 2003 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2003, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 6.

Exhibits and Reports on Form 8-K

(a)

The following exhibits are included herein:

99.1

Section 906 Certification of Chief Executive Officer and Chief Financial Officer of the Company

(b)

Reports on Form 8-K:

1.

A report on Form 8-K was filed with the Securities and Exchange Commission on February 14, 2003 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.
/s/ ROBERT T. HAMILTON

Robert T. Hamilton Chief Financial Officer (Principal Financial Officer)

DATE: May 15, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

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

Date: May 15, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

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

By:	/s/ ROBERT T. HAMILTON

Robert T. Hamilton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2003

Exhibit Index

Exhibit Number	Exhibit Description

99.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer of the Company.