Form 10QSB
period 2003-06-30
EDIETS COM INC
filed 2003-08-13
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 5, 2003, there were 16,415,248 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  ☐  Yes  ☒  No

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,477	$2,144
Accounts receivable, net	891	900
Prepaid advertising costs	68	1,219
Prepaid expenses and other current assets	340	459

Total current assets	3,776	4,722
Restricted cash	210	763
Property and equipment, net	1,031	1,073
Intangibles, net	260	774
Goodwill	5,122	5,191
Other assets	48	51

Total assets	$10,447	$12,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,835	$1,818
Accrued liabilities	1,767	1,385
Reserve for refunds	664	20
Current portion of capital lease obligations	116	130
Current portion of notes payable	2	502
Deferred revenue	4,251	3,081

Total current liabilities	8,635	6,936
Capital lease obligations, net of current portion	43	59
Notes payable, net of current portion	1	2
Deferred tax liability	98	291
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	16	16
Additional paid-in capital	9,817	9,691
Accumulated deficit	(8,163)	(4,421)

Total stockholders’ equity	1,670	5,286

Total liabilities and stockholders’ equity	$10,447	$12,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE	$9,049	$7,715	$16,380	$14,713
COSTS AND EXPENSES:
Cost of revenue	1,112	738	1,984	1,460
Product development	420	269	705	630
Sales and marketing	7,639	4,169	14,437	7,840
General and administrative	1,156	1,333	2,253	2,773
Depreciation and amortization	339	327	671	651
Impairment of intangible assets	183	—	183	—

Total costs and expenses	10,849	6,836	20,233	13,354

(Loss) income from operations	(1,800)	879	(3,853)	1,359
Other expense, net	2	111	12	172
Income tax benefit	(62)	(74)	(122)	(127)

Net (loss) income	$(1,740)	$842	$(3,743)	$1,314

(Loss) earnings per common share:
Basic and diluted	$(0.11)	$0.05	$(0.24)	$0.08

Weighted average common and common equivalent shares outstanding:
Basic	15,975	15,742	15,896	15,734

Diluted	15,975	17,191	15,896	17,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,743)	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	335	320
Amortization of intangibles	336	331
Net recoveries of bad debts and sales returns	(18)	(32)
Stock based compensation	—	79
Loss on disposal of fixed assets and impairment of intangible assets	276	—
Deferred tax benefit	(124)	(125)
Changes in operating assets and liabilities:
Accounts receivable	28	(169)
Prepaid expenses and other current assets	1,270	551
Restricted cash	553	(484)
Other assets	—	16
Accounts payable and accrued liabilities	1,043	851
Deferred revenue	1,170	1,228

Net cash provided by operating activities	1,126	3,880
CASH FLOWS FROM INVESTING ACTIVITY:
Purchases of property and equipment	(347)	(174)

Net cash used in investing activity	(347)	(174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	150	71
Repayment of capital lease obligations	(72)	(80)
Repayment of notes payable	(501)	(520)
Repurchase of common stock	—	(67)
Issuance costs of common stock	(23)	(54)

Net cash used in financing activities	(446)	(650)

NET INCREASE IN CASH AND CASH EQUIVALENTS	333	3,056
Cash and cash equivalents, beginning of period	2,144	1,842

Cash and cash equivalents, end of period	$2,477	$4,898

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$120	$17

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$41	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic (loss) earnings per common share:
Net (loss) income	$(1,740)	$842	$(3,743)	$1,314

Weighted average common shares outstanding	15,975	15,742	15,896	15,734

Basic (loss) earnings per common share	$(0.11)	$0.05	$(0.24)	$0.08

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Diluted (loss) earnings per common share:
Net (loss) income	$(1,740)	$842	$(3,743)	$1,314

Weighted average common shares outstanding	15,975	15,742	15,896	15,734
Effect of dilutive potential common shares:
Stock options and warrants	—	1,449	—	1,757

Adjusted weighted average shares and assumed conversions	15,975	17,191	15,896	17,491

Diluted (loss) earnings per common share	$(0.11)	$0.05	$(0.24)	$0.08

4. INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires goodwill and other intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS No. 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. During the second quarter of 2003, the Company reviewed intangible assets acquired in the acquisition of DietSmart, Inc. (DietSmart) in October 2001 and determined that certain identifiable intangibles, specifically the developed technology and DietSmart trade name, had been impaired. The Company determined that the aggregate amount of the future discounted cash flows that would be generated by the DietSmart website was less than the carrying amount of the related intangible assets as of June 30, 2003 by approximately $183,000. As a result, the Company recorded an impairment charge to its Consolidated Statement of Operations for the three month period ended June 30, 2003.

Detail of the Company’s identifiable intangible assets as recorded on the balance sheet at June 30, 2003 and December 31, 2002, net of accumulated amortization is as follows:

	June 30, 2003	December 31, 2002
eMail address list	$126	$336
Developed technology	63	203
Trademarks and trade names	71	235

	$260	$774

5. EQUITY INVESTMENT

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

6. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. No employee stock-based compensation cost was reflected in the statement of operations for the three or six months ended June 30, 2003, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net (loss) income-as reported	$(1,740)	$842	$(3,743)	$1,314
Pro forma compensation expense	(97)	(154)	(192)	(305)

Pro forma net (loss) income	$(1,837)	$688	$(3,935)	$1,009

Basic (loss) earnings per share
As reported	$(0.11)	$0.05	$(0.24)	$0.08

Pro forma	$(0.11)	$0.04	$(0.25)	$0.06

Diluted (loss) earnings per share
As reported	$(0.11)	$0.05	$(0.24)	$0.08

Pro forma	$(0.11)	$0.04	$(0.25)	$0.06

7. INCOME TAXES

The Company recorded approximately $62,000 and $122,000 of income tax benefit for the three and six months ended June 30, 2003, respectively, related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001. In the prior year the Company recorded approximately $74,000 and $127,000 of income tax benefit for the three and six months ended June 30, 2003, respectively, related to the amortization of the same intangible assets.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This pronouncement is an interpretation of Accounting Research Bulletin No. 51 which establishes new consolidation guidelines for entities that qualify as variable interest entities and is effective for the Company in the third quarter of 2003. The Company is currently assessing whether this new guidance will require the consolidation of eDiets Europe, Limited which is currently recorded under the equity method of accounting as described in Note 5.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The amendments to SFAS 133 Accounting for Derivative Instruments and Hedging Activities, improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS 149 will have any material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not believe the adoption of SFAS 150 will have any material impact on its financial statements.

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

OUR BUSINESS

eDiets is the leading online destination for diet-related programs, information and resources. Our subscription-based, comprehensive nutrition, fitness and motivational programs are tailored specifically to individual dietary requirements, capabilities and lifestyles. Our Web site www.eDiets.com is one of most visited Web sites for health, fitness and nutrition today, according to Nielsen//Netratings. We provide 24/7 access via the Web to personalized diet programs, an expert panel that includes a medical doctor, psychologists, nutritionists and fitness experts, and over 100 online support communities. We currently have approximately 210,000 paying subscribers, and over 13 million individuals are currently opted in to receive one or more of our topical weekly e-newsletters.

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

REVENUE RECOGNITION:

Revenues from subscribers represent the majority of our business and are paid in advance mainly via credit cards. In the past, our subscription plans have included a registration fee. In cases where registration fees were charged, we recognized the upfront registration fee over the expected term of service, or approximately seven months. This estimate is based on the historical average retention of subscribers. Our current pricing structure does not include a registration fee; however we continue to defer a portion of revenue that relates to registration fees that were charged in the past. Under the current pricing plan we recognize revenue on a straight line basis over the subscription term.

In mid April 2003, we changed our subscription term from a minimum commitment of nine weeks to a minimum commitment term that ranges from one to four weeks, after which time a member may choose to cancel at anytime. Since members are billed quarterly in advance for their programs, we have established a reserve for estimated refunds based on the current cancellation pattern of members who have requested refunds under the cancel anytime plan.

Non-subscription revenue, such as advertising, commission and e-commerce revenue, is recognized when impressions are delivered and/or products are shipped and collection of the receivable is reasonably assured.

GOODWILL AND INTANGIBLE ASSETS:

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

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. We reviewed the value of goodwill recorded on our books as of January 1, 2002 and October 1, 2002 in accordance with SFAS No. 142 and have determined that no impairment exists. As of June 30, 2003, we had goodwill of $5.2 million.

In accordance with SFAS No. 142, we reviewed intangible assets acquired in the acquisition of DietSmart and determined that certain identifiable intangibles, specifically the developed technology and DietSmart trade name, had been impaired. We determined that the aggregate amount of the future discounted cash flows that would be generated by the DietSmart website was less than the carrying amount of the related intangible assets as of June 30, 2003 by approximately $183,000. As a result, we recorded an impairment charge to our Consolidated Statement of Operations for the three month period ended June 30, 2003.

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe with Unislim Ireland primarily for the license of our international technology rights. We use the equity method of accounting for this investment, as opposed to consolidating the results, since we do not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we have not invested any cash nor have we made any commitments to fund the entity, we have not recorded any earnings or losses of eDiets Europe to date. In the future, if we fund the entity, or commit to fund, we will then be required to record our current share of the joint venture’s cumulative losses, up to the amount of funds invested or committed. It is uncertain at this time if we will ever fund or commit to fund eDiets Europe.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, Accounting for Stock-BasedCompensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

ACCOUNTING FOR INCOME TAXES:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $2.6 million as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%
Cost of revenue	12	10	12	10
Product development	5	3	4	4
Sales and marketing	84	54	88	53
General and administrative	13	17	14	19
Depreciation and amortization	4	4	4	4
Impairment of intangible assets	2	—	1	—
Other expense, net	*	1	*	1
Income tax benefit	1	1	1	1
Net (loss) income	(19)	11	(23)	9

*	Less than 1%

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

Revenue: Our revenue for the three and six months ended June 30, 2003 was $9,049,000 and $16,380,000 as compared to $7,715,000 and $14,713,000 for the three and six months ended June 30, 2002, respectively. The 17% and 11% increase in revenue for the three and six months ended June 30, 2003, respectively, was driven by two factors. First, higher subscription revenues were driven by a higher absolute price paid by members, tied to our introduction of a cancel anytime membership option, as well as a 17% increase in new members for the second quarter of 2003, primarily from the addition of the Atkins and Zone branded diet plans which launched in April. As a result, we had approximately 210,000 paying members as of June 30, 2003 as compared to approximately 187,000 paying members as of June 30, 2002. Second, revenues earned from advertising, commissions and e-commerce sales increased 137% and 144% over the prior three and six month periods, respectively.

The Company’s customers typically prepay several weeks or months of subscriptions at a time and, accordingly, as of June 30, 2003, we had deferred revenue of $4,251,000. In mid April 2003, the Company changed its subscription term from a minimum commitment of nine weeks to a minimum commitment term that ranges from one to four weeks, after which time a member may choose to cancel at anytime. Since members are billed quarterly in advance for their programs, the Company has established a reserve for estimated refunds of approximately $664,000 to cover anticipated cancellations.

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, revenue sharing costs, consulting costs for certain professionals, advertising servicing fees, product and shipping costs associated with our e-commerce revenue and salary payments to our nutritional staff. Cost of revenue increased to $1,112,000 and $1,984,000 for the three and six months ended June 30, 2003, respectively, as compared to $738,000 and $1,460,000 for the comparable periods in the prior year. We attribute the dollar increase primarily to increased royalty obligations incurred in connection with our Atkins and Zone branded diet plans, which were launched in April 2003, as well as increased consultant and compensation expense.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $420,000 and $705,000 for the three and six months ended June 30, 2003, respectively, from $269,000 and $630,000 for the comparable periods in the prior year. The dollar increase for the three and six months ended June 30, 2003 as compared to the corresponding periods in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web site.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased to $7,639,000 for the three months ended June 30, 2003 from $4,169,000 for the corresponding period in the prior year. The increase in sales and marketing expenses was due to an increase in Internet advertising costs, primarily related to our contract with the MSN® network of Internet services which began in the second half of 2002, offset by a decrease in offline marketing expenses in the second quarter of 2003 versus 2002. Sales and marketing expenses for the six months ended June 30, 2003 and 2002 were approximately $14,437,000 and $7,840,000, respectively.

As previously mentioned, the Company launched the Atkins and Zone branded plans in April 2003. The Company anticipates that additional branded plans will be forthcoming over the next several months. As a result, the Company may incur increased sales and marketing costs in connection with the offering of multiple branded plans.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to $1,156,000 and $2,253,000 for the three and six months ended June 30, 2003, respectively, from $1,333,000 and $2,773,000 for the corresponding periods in the prior year. The decrease was primarily due to costs associated with conducting the operations of DietSmart which had been mostly eliminated by 2003.

Depreciation and Amortization: Depreciation and amortization expenses increased to $339,000 and $671,000 for the three and six months ended June 30, 2003, respectively, from $327,000 and $651,000 for the corresponding periods in the prior year. The increase was primarily attributable to the larger asset base subject to depreciation and amortization and amortization of intangibles.

Impairment of intangible assets: During the second quarter of 2003, the Company recorded an impairment loss related to certain assets acquired as a result of the October 2001 acquisition of DietSmart. The loss was calculated in accordance with SFAS 142 and totaled approximately $183,000.

Other Expenses, net: Other expenses, net, were $2,000 and $12,000 for the three and six months ended June 30, 2003, respectively, and consisted primarily of interest charges. For the comparable period in the prior year, other expenses, net, were $111,000 and $172,000, respectively. In 2002 the Company recorded a loss on certain fixed asset dispositions and also recorded interest expense in connection with its note payable issued in connection with the DietSmart acquisition. Those notes were paid off in their entirety in the first quarter of 2003.

Income Tax Benefit: The Company recorded an income tax benefit of approximately $62,000 and $122,000 for the three and six months ended June 30, 2003, respectively, mainly related to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. In the prior year the Company recorded approximately $74,000 and $127,000 of income tax benefit for the three and six months ended June 30, 2002, respectively, related to the amortization of the same intangible assets.

Net (Loss) Income: As a result of the factors discussed above, we recorded a net loss of $1,740,000 and $3,743,000 for the three and six months ended June 30, 2003, respectively, compared to net income of $842,000 and $1,314,000 in the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported $1,126,000 of net cash provided by operations in the first half of 2003 as compared to $3,880,000 in the first six months of 2002. The $1,126,000 net cash provided was primarily attributable to increases in accrued expenses, deferred revenue and the reserve for refunds and decreases in restricted cash and prepaid assets, offset by our net loss. The $3,880,000 of net cash provided by operations in the first half of 2002 was primarily attributable to net income and increases in deferred revenue, accounts payable and accrued liabilities and decreases in prepaid expenses, offset by an increase in restricted cash.

Cash Flows from Investing Activities: Our investing activities used $347,000 in the first half of 2003 and $174,000 in the first half of 2002, primarily for purchases of computer equipment.

Cash Flows from Financing Activities: Our financing activities used $446,000 in the first half of 2003 and $650,000 in the first half of 2002. The use in 2003 was primarily attributable to the repayment of notes payable issued in connection with the 2001 acquisition of DietSmart and to the repayment of capital lease obligations offset by proceeds from the exercise of stock options. As of June 30, 2003, the Company’s debt totaled $162,000 and consists primarily of capital lease obligations.

Available Cash: At June 30, 2003, we had $2,477,000 of unrestricted cash and cash equivalents and $210,000 in restricted cash. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflows related to our contractual obligations at June 30, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	178	130	48	—
Operating leases	536	186	301	49
Online advertising	11,849	11,849	—	—

Total contractual cash obligations	$12,563	$12,165	$349	$49

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2004. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of June 30, 2003, we had approximately $138,000 in leased equipment against the letter of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This pronouncement is an interpretation of Accounting Research Bulletin No. 51 which establishes new consolidation guidelines for entities that qualify as variable interest entities effective and is for the Company in the third quarter of 2003. The Company is currently assessing whether this new guidance will require the consolidation of eDiets Europe, Limited which is currently recorded under the equity method of accounting as described in Note 5.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The amendments to SFAS 133 Accounting for Derivative Instruments and Hedging Activities, improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe the adoption of SFAS 149 will have any material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not believe the adoption of SFAS 150 will have any material impact on the Company’s financial statements.

ITEM 3.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following exhibits are included herein:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

(b)	Reports on Form 8-K:

1.	A report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 2003 furnishing one exhibit under Item 7, Exhibits, and furnishing information under Item 9, Regulation FD Disclosure.

2.	A report on Form 8-K was filed with the Securities and Exchange Commission on April 28, 2003 furnishing one exhibit under Item 7, Exhibits, and furnishing information under Item 9, Regulation FD Disclosure

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDIETS.COM, INC.

/s/ ROBERT T. HAMILTON

Robert T. Hamilton Chief Financial Officer (Principal Financial Officer)

DATE: August 13, 2003

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company