Form 10KSB/A
period 2002-12-31
EDIETS COM INC
filed 2003-10-09
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period from              to

Commission File Number: 0-30559

eDiets.com, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	N/A 56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard Deerfield Beach, Florida	33442
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (954) 360-9022

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendments to this Form 10-KSB.    ☐

The registrant’s revenue for its most recent fiscal year was: $29,628,000.

The aggregate market value, held by non-affiliates, of shares Common Stock as of October 3, 2003, based upon the average of the bid and asked prices for such stock on that date was approximately $42,126,000.

As at October 3, 2003, there were 17,854,168 shares of the registrant’s shares of Common Stock outstanding.

EDIETS.COM, INC.

2002 FORM 10-KSB/A ANNUAL REPORT

Explanatory Note

This annual report on Form 10-KSB/A is being filed to amend Item 10. “Executive Compensation” and Item 11. “Security Ownership of Certain Beneficial Owners and Management.” Accordingly, pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, this Form 10-KSB/A contains the complete text of Item 10. “Executive Compensation” as amended and Item 11. “Security Ownership of Certain Beneficial Owners and Management,” as amended.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table summarizes all compensation we paid during our fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 to our Chief Executive Officer, and each other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2002.

	SUMMARY COMPENSATION TABLE
	ANNUAL COMPENSATION				LONG TERM AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		OTHER ANNUAL COMP ($)		SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION
David R. Humble, Chairman and Chief Executive Officer	2002 2001 2000	$247,720 250,000 157,203		— — —	$2,663 2,625 —	(1) (1)	250,000 — —	$7,500 — —	(2)

Robert T. Hamilton, Chief Financial Officer	2002 2001 2000	$158,022 114,231 100,000		— — —	$2,523 2,625 2,500	(1) (1) (1)	— 63,000 32,000	— — —

Steven E. Johnson, Chief Technology Officer (3)	2002 2001 2000	$157,801 142,308 124,670	$	— — 10,000	$2,922 2,625 1,346	(1) (1) (1)	— 52,000 62,998	— — —

Christine M. Brown, Vice President (4)	2002 2001 2000	$138,035 108,777 80,383	$	— 6,000 —	$763 675 433	(1) (1) (1)	— 63,000 47,000	$12,895 — —	(5)

Ronald L. Caporale, Executive Vice President(6)	2002 2001 2000	$147,672 142,500 —		$125,282 102,656 —	— — —		45,000 115,000 —	— —

Alison C. Tanner, (7) Chief Strategist, Director of Investor Relations	2002 2001 2000	$94,772 — —		— — —	$2,750 — —	(1)	85,000 — —	— — —

(1)	Represents 401 (k) contributions made by us on their behalf.
(2)	Represents long term care benefits paid by us as required by Mr. Humble’s employment agreement.
(3)	Mr. Johnson left us in August 2003.
(4)	Ms. Brown’s employment was terminated in October 2002 without cause.
(5)	Amount represents the first installment of Ms. Brown’s $150,000 severance payment the remainder of which was paid in January 2003.
(6)	Mr. Caporale joined us in January 2001 and left us in December 2002.
(7)	Ms. Tanner joined us in May 2002 and was a consultant for the period of February 2002-April 2002.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth each grant of stock options we made during the year ended December 31, 2002 pursuant to our Plan to each of the executive officers named in the Summary Compensation Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(INDIVIDUAL GRANTS)

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	% OF TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)		EXPIRATION DATE

David R. Humble	250,000	32.6%	$2.50	(1)	01/24/2007

Robert T. Hamilton	—	—	—		—

Steven E. Johnson	—	—	—		—

Christine M. Brown	—	—	—		—

Ronald L. Caporale	45,000	4.2%	$1.75		12/23/2004

Alison C. Tanner	35,000	4.6%	$2.11		02/04/2005
	50,000	6.5%	$1.80		05/10/2007

(1)	Grant to Mr. Humble was subject to 3-year vesting and was issued in excess of the fair market value on the date of grant. Fair market value is calculated as the mean average of the “high” and “low” prices, if any, on the date of grant of the option.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information regarding option exercises during the year ended December 31, 2002 and unexercised options at December 31, 2002 for each of the executive officers named in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES FOR FISCAL 2002 AND YEAR END OPTION VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE ($) REALIZED	NUMBER OF UNEXERCISED OPTIONS AT DECEMBER 31, 2002 (#) EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2002 ($) EXERCISABLE/ UNEXERCISABLE (1)

David R. Humble	—	—	141,666 / 208,334	$	— / $ —

Robert T. Hamilton	—	—	163,500 / 31,500		$29,221 / $ 8,600

Steven E. Johnson	—	—	383,369 / 17,337		$193,888 / $ 3,467

Christine M. Brown	—	—	158,786 / 41,500		$87,216 / $11,339

Ronald L. Caporale	—	—	235,786 / 62,500		$223,572 / $ 9,991

Alison C. Tanner	—	—	47,500 / 37,500	$	— / $ —

(1)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2002, the fiscal year-end ($1.41 per share), multiplied by the number of shares underlying the option. Fair market value is calculated as the mean average of the “high” and “low” prices, if any, on the date of grant of the option.

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

On June 1, 2002, the Company entered into an employment agreement with each of Messrs. Hamilton, Caporale and Johnson and Ms. Brown. Each agreement has a term of two years commencing on the date of the agreement and provides for salaries to be reviewed on an annual basis. Each agreement provides for a base salary of $160,000. Currently, Mr. Hamilton receives a base salary of $180,000. Each agreement also provides for a lump sum payment of $150,000 plus a pro-rata portion of any earned but unpaid bonus and/or commissions in the event of termination for any reason other than “cause” (as defined identically in each agreement), death or disability or in the event of resignation for “good reason” (as defined identically in each agreement) following a “change of control.” “Change of control” is defined in each agreement to mean another person or entity owns more voting stock of the Company than Mr. Humble or Mr. Humble is no longer the Company’s Chairman or Chief Executive Officer. In addition, under the terms of each agreement, in the event of a change of control, all options granted to each executive shall immediately vest and become exercisable and the exercise period of each such option will be extended until the option expires. Each agreement contains covenants regarding disclosure and assignment of discoveries to the Company, non-disclosure of confidential Company information and non-competition for the term of the agreement and for one year following termination for cause. However, if the termination is for a reason other than “cause,” the non-competition covenant terminates as of the executive’s termination date. Ms. Brown’s employment was terminated in October without cause and pursuant to the terms of her employment agreement, she was paid $12,895 in 2002 and $137,105 in 2003 in a lump sum payment. Mr. Caporale resigned in December, 2002.

On February 11, 2003, the Company entered into an employment agreement with Alison Tanner. Her agreement has a term of one and one-half years commencing on the date of the agreement and provides for annual base compensation of $164,000. Her agreement provides for her salary to be reviewed on an annual basis and also provides for a lump sum payment of $150,000 plus a pro-rata portion of any earned but unpaid bonus and/or commissions in the event of termination for any reason other than “cause” (as defined in her agreement), death or disability or in the event of resignation for “good reason” (as defined identically in her agreement) following a “change of control.” “Change of control” is defined in her agreement to mean another person or entity owns more voting stock of the Company than Mr. Humble or Mr. Humble is no longer the Company’s Chairman or Chief Executive Officer. In addition, under the terms of each agreement, in the event of a change of control, all options granted to her shall immediately vest and become exercisable and the exercise period of each such option will be extended until the option expires. Ms. Tanner’s agreement contains covenants regarding disclosure and assignment of discoveries to the Company, non-disclosure of confidential Company information and non-competition for the term of the agreement and for one year following termination for cause. However, if she is terminated for any reason other than “cause,” the non-competition covenant terminates as of the termination date.

DIRECTOR COMPENSATION

Director’s do not receive any cash compensation from the Company for their services as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board and committee meetings. However, each non-employee director is granted the option to purchase 25,000 shares of the Company’s Common Stock pursuant to the Company’s Stock Option Plan (as amended and restated effective April 1, 2002). These options vest immediately and the exercise price is equal to the market price of the Common Stock on the date of grant. Upon their November 1999 appointment to the Board of Directors, Messrs, Isgur, Gohd, Meyer and Kier each received an option to purchase 25,000 shares of Common Stock that vested immediately at an exercise price of $2.00 per share. Upon Mr. Ortega-Dardet’s appointment in July 2002, he received an option to purchase 25,000 shares of Common Stock that vested immediately at an exercise price of $1.40 per share and in October 2002 Mr. McCourt received an option to purchase 25,000 shares of Common Stock that vested immediately at an exercise price of $1.09 per share. In addition, in November 1999, Messrs. Humble and Kier, members of the Company’s initial Executive Committee, each received upon their appointment a one-time option grant to purchase 100,000 shares of Common Stock that vested immediately at an exercise price of $ 2.00 per share.

Each non-employee Director is also granted the option to purchase 25,000 shares of the Company’s Common Stock, for committee service. These options vest over a two-year period and the exercise price is equal to the market price of the Common Stock on the date of the grant. Directors who are officers of or employed by the Company are not additionally compensated for their Board and committee activities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 3, 2003 (unless otherwise specified), certain information regarding beneficial ownership of Common Stock: (i) by each person who is known by us to beneficially own more than 5% of our outstanding shares; (ii) by each of our directors; (iii) by each executive officers or former executive officers named in the Summary Compensation Table; and (iv) by all of our present directors and executive officers as a group. Such information is based upon information filed by such persons with the SEC or provided to the Company by such persons or by other sources believed to be reliable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
David R. Humble	8,030,064	(1)	44.4%
Isaac Kier	927,428	(2)	5.1%
Lee S. Isgur	298,000	(3)	1.7%
Pedro N. Ortega-Dardet	51,904	(4)	*
Ciaran G. McCourt	26,000	(5)	*
Robert T. Hamilton	195,000	(6)	1.1%
Steven E. Johnson	52,691	(7)	*
Alison C. Tanner	32,500	(8)	*
Christine M. Brown	75,750	(9)	*
Ronald L. Caporale	31,250	(10)	*
All directors and executive officers as a group (7 persons)	9,560,896		50.8%

*	Less than 1%
(1)	Includes 224,999 shares issuable upon exercise of vested stock options.
(2)	Includes 282,500 shares issuable upon exercise of stock options that are vested or exercisable within sixty days; 15,211 shares held by a charitable remainder trust of which Mr. Kier and his wife are the trustees; and 156,250 shares issued in the private placement to Coqui Capital Partners, L.P., of which Mr. Kier is the general partner. Mr. Kier disclaims beneficial ownership of shares held by Coqui Capital Partners, L.P. except for his proportional interest therein.
(3)	Includes 6,500 shares held by a revocable trust of which Mr. Isgur is the trustee and beneficiary, 11,000 shares held by members of his immediately family and 187,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.
(4)	Represents 14,404 shares received in connection with the merger of DietSmart, Inc. with and into eDiets.com, Inc. in 2001 and 37,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.
(5)	Includes 25,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.
(6)	Represents 195,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.
(7)	Includes 42,691 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days. Mr. Johnson left us in August 2003.
(8)	Represents 32,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days.
(9)	Represents 75,750 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days. Ms. Brown left us in October 2002.
(10)	Includes 31,250 shares issuable upon the exercise of stock options that are vested or exercisable within sixty days. Mr. Caporale resigned in December 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002 about the securities authorized for issuance under our equity compensation plans, consisting of our Startup Equity Program and our 1999 Stock Option, as amended and restated effective April 1, 2002.

	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities authorized for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,845,123	$1.44	1,790,443

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

By: /s/ Robert T. Hamilton
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

Dated: October 9, 2003

Exhibit Index

Exhibit Number	Description

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company