Form 10QSB
period 2003-09-30
EDIETS COM INC
filed 2003-11-05
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 2, 2003, there were 18,008,169 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  ☐  Yes    ☒  No

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,998	$2,144
Accounts receivable, net	938	900
Prepaid advertising costs	86	1,219
Prepaid expenses and other current assets	396	459

Total current assets	7,418	4,722
Restricted cash	209	763
Property and equipment, net	1,001	1,073
Intangibles, net	129	774
Goodwill	5,191	5,191
Other assets	49	51

Total assets	$13,997	$12,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,702	$1,818
Accrued liabilities	2,641	1,385
Reserve for refunds	411	20
Current portion of capital lease obligations	84	130
Notes payable	2	502
Deferred revenue	4,777	3,081

Total current liabilities	9,617	6,936
Capital lease obligations, net of current portion	37	61
Deferred tax liability	48	291
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	18	16
Additional paid-in capital	11,647	9,691
Unearned compensation	(126)	—
Accumulated deficit	(7,244)	(4,421)

Total stockholders’ equity	4,295	5,286

Total liabilities and stockholders’ equity	$13,997	$12,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE	$11,120	$7,599	$27,500	$22,312

COSTS AND EXPENSES:
Cost of revenue	1,436	668	3,420	2,128
Product development	361	325	1,065	955
Sales and marketing	6,982	4,478	21,419	12,317
General and administrative	1,256	1,343	3,509	4,118
Depreciation and amortization	310	332	981	982
Impairment of intangible assets	—	—	183	—

Total costs and expenses	10,345	7,146	30,577	20,500

Income (loss) from operations	775	453	(3,077)	1,812
Other income (expense), net	26	(12)	13	(186)
Income tax benefit (provision)	118	(266)	240	(137)

Net income (loss)	$919	$175	$(2,824)	$1,489

Earnings (loss) per common share:
Basic	$0.05	$0.01	$(0.17)	$0.09

Diluted	$0.05	$0.01	$(0.17)	$0.09

Weighted average common and common equivalent shares outstanding:
Basic	16,723	15,781	16,173	15,711

Diluted	18,865	16,847	16,173	17,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,824)	$1,489
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	514	485
Amortization of intangibles	467	497
Net recoveries of bad debts and sales returns	(16)	(103)
Stock-based compensation	40	79
Loss on disposal of fixed assets and impairment of intangible assets	257	125
Deferred tax benefit	(243)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(22)	(285)
Prepaid expenses and other current assets	1,196	(499)
Restricted cash	554	(98)
Other assets	—	(8)
Accounts payable and accrued liabilities	1,531	387
Deferred revenue	1,696	1,083

Net cash provided by operating activities	3,150	2,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(477)	(570)

Net cash used in investing activities	(477)	(570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,815	90
Repayment of capital lease obligations	(110)	(127)
Common stock registration costs	(23)	(54)
Repayment of notes payable	(501)	(1,020)
Repurchase of common stock	—	(67)

Net cash provided by (used in) financing activities	1,181	(1,178)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,854	1,217
Cash and cash equivalents, beginning of period	2,144	1,842

Cash and cash equivalents, end of period	$5,998	$3,059

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$124	$25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$41	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic earnings (loss) per common share:
Net income (loss)	$919	$175	$(2,824)	$1,489

Weighted average common shares outstanding	16,723	15,781	16,173	15,711

Basic earnings (loss) per common share	$0.05	$0.01	$(0.17)	$0.09

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Diluted earnings (loss) per common share:
Net income (loss)	$919	$175	$(2,824)	$1,489

Weighted average common shares outstanding	16,723	15,781	16,173	15,711
Effect of dilutive potential common shares: Stock options and warrants	2,142	1,066	—	1,557

Adjusted weighted average shares and assumed conversions	18,865	16,847	16,173	17,268

Diluted earnings (loss) per common share	$0.05	$0.01	$(0.17)	$0.09

4. INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires goodwill and other intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS No. 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. During the third quarter of 2003, the Company reviewed intangible assets acquired in the acquisition of DietSmart, Inc. (DietSmart) in October 2001 and determined that no impairment existed at September 30, 2003.

Detail of the Company’s identifiable intangible assets as recorded on the balance sheet at September 30, 2003 and December 31, 2002, net of accumulated amortization is as follows:

	September 30, 2003	December 31, 2002
email address list	$22	$336
Developed technology	50	203
Trademarks and trade names	57	235

	$129	$774

5. EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited, which is accounted for under the equity method of accounting. The investment recorded to date is zero as it has been limited to the license of the Company’s international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture’s losses since inception. In the event that the Company makes a cash investment or commitment to the joint venture, the Company will record its share of the losses to date, up to the amount funded or committed.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees, under the plan, with an exercise price below the market value of the underlying common stock on the date of grant with a total intrinsic value of approximately $129,000. Consequently, compensation expense has been recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $4,000 for the quarter ended September 30, 2003. Additionally, during the quarter ended September 30, 2003 the Company recorded a $37,000 expense in connection with the exercise of certain stock options that were exercised with shares rather than cash.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net income (loss)-as reported	$919	$175	$(2,824)	$1,489
Pro forma compensation expense	(87)	(135)	(254)	(426)

Pro forma net income (loss)	$832	$40	$(3,078)	$1,063

Basic earnings (loss) per share
As reported	$0.05	$0.01	$(0.17)	$0.09

Pro forma	$0.05	$—	$(0.19)	$0.07

Diluted earnings (loss) per share
As reported	$0.05	$0.01	$(0.17)	$0.09

Pro forma	$0.04	$—	$(0.19)	$0.06

7. INCOME TAXES

The Company recorded approximately $118,000 and $240,000 of income tax benefit for the three and nine months ended September 30, 2003, respectively, primarily related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001. In the prior year the Company recorded a provision for income taxes of approximately $324,000 offset by a deferred tax benefit of approximately $58,000 and $187,000 for the three and nine months ended September 30, 2002, respectively.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003, which had no material impact on its financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This pronouncement is an interpretation of Accounting Research Bulletin No. 51 which establishes new consolidation guidelines for entities that qualify as variable interest entities and is effective for the Company in the fourth quarter of 2003. The Company is currently assessing whether this new guidance will require the consolidation of eDiets Europe, Limited which is currently recorded under the equity method of accounting as described in Note 5.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The amendments to SFAS 133 Accounting for Derivative Instruments and Hedging Activities, improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 in the third quarter of 2003, which had no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in the third quarter of 2003, which had no material impact on its financial statements.

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

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

eDiets is a leading online destination for consumers seeking professional advice, information services and products in the diet and fitness category. Our subscription-based, comprehensive nutrition, fitness and motivational programs are tailored specifically to individual dietary requirements, capabilities and lifestyles. Our Web site www.eDiets.com is one of the most visited Web sites for health, fitness and nutrition today, according to Nielsen//Netratings. eDiets.com provides 15 personalized diet, fitness, and motivation plans including Shape Up!™, the Atkins Nutritional Approach®, the Zone® Diet and the eDiets Alternative to Jenny Craig, as well as diet plans for those with special needs, including Type 2 Diabetes, Heart Smart and The Vegetarian. Members choose a plan or take a test to determine the best diet for their needs. Each plan is personalized for the member’s food preferences and lifestyle, and a custom shopping list is provided to buy everything for the plan at the supermarket. To ensure success, members have 24/7 access to eDiets’ “Online Anytime Meetings,” where they can anonymously interact with each other under the supervision of a staff of nutrition, fitness and motivation professionals. Currently, eDiets.com plans cost $5 per week, and members can change plans for no additional charge.

We currently have approximately 210,000 paying subscribers, and approximately 13 million individuals are currently opted in to receive one or more of our topical weekly e-newsletters.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2002 10-KSB, as amended. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION:

Revenues from subscribers represent the majority of our business and are paid in advance mainly via credit cards. In the past, our subscription plans have included a registration fee. In cases where registration fees were charged, we recognized the upfront registration fee over the expected term of service, or approximately seven months. This estimate was based on the historical average retention of subscribers. Our current pricing structure does not include a registration fee; however we continue to defer a portion of revenue that relates to registration fees that were charged in the past. Under the current pricing plan we recognize revenue on a straight line basis over the subscription term.

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

We adopted the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables in the third quarter of 2003. The adoption of EITF 00-21 had no material impact on our financial statements.

Non-subscription revenue, such as advertising, commission and e-commerce revenue, is recognized when impressions are delivered and/or products are shipped and collection of the receivable is reasonably assured.

GOODWILL AND INTANGIBLE ASSETS:

We recorded goodwill and intangible assets in the fourth quarter of 2001 with the acquisition of DietSmart. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets acquired, which consist of mailing lists, developed technology and trademarks and trade names.

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

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. We reviewed the value of goodwill recorded on our books as of January 1, 2002, October 1, 2002 and October 1, 2003 in accordance with SFAS No. 142 and have determined that no impairment exists. As of September 30, 2003, we had goodwill of $5.2 million.

In accordance with SFAS No. 144, in the third quarter of 2003 we reviewed intangible assets acquired in the acquisition of DietSmart and determined that no impairment exists. As of September 30, 2003, we had an intangible asset balance of approximately $129,000.

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe with Unislim Ireland for the license of our international technology rights. We use the equity method of accounting for this investment, as opposed to consolidating the results, since we do not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we have not invested any cash nor have we made any commitments to fund the entity, we have not recorded any earnings or losses of eDiets Europe to date. In the future, if we fund the entity, or commit to fund, we will then be required to record our current share of the joint venture’s cumulative losses, up to the amount of funds invested or committed. It is uncertain at this time if we will ever fund or commit to fund eDiets Europe.

We are currently assessing whether FASB Interpretation No. 46, Consolidation of Variable Interest Entities, will require the consolidation of eDiets Europe, Limited which is currently recorded under the equity method of accounting.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $2.6 million as of September 30, 2003, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%
Cost of revenue	13	9	12	10
Product development	3	4	4	4
Sales and marketing	63	59	78	55
General and administrative	11	18	13	19
Depreciation and amortization	3	4	4	4
Impairment of intangible assets	—	—	1	—
Other expense, net	*	*	*	1
Income tax benefit (provision)	1	(4)	*	(1)

Net income (loss)	8	2	(10)	7

*	Less than 1%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue: Our revenue for the three and nine months ended September 30, 2003 was $11,120,000 and $27,500,000 as compared to $7,599,000 and $22,312,000 for the three and nine months ended September 30, 2002, respectively. The 46% and 23% increase in revenue for the three and nine months ended September 30, 2003, respectively, was driven by two factors. First, higher subscription revenues were driven by a higher absolute price paid by members, tied to our introduction of our $5/week, cancel anytime plan, as well as a 43% increase in gross new members for the third quarter of 2003, primarily from the addition of the Atkins and Zone branded diet plans which launched in April. As a result, we had approximately 210,000 paying members as of September 30, 2003 as compared to approximately 190,000 paying members as of September 30, 2002. Second, revenues earned from advertising, commissions and e-commerce sales increased 46% and 97% over the prior year three and nine month periods, respectively.

The Company’s customers typically prepay several weeks or months of subscriptions at a time and, accordingly, as of September 30, 2003, we had deferred revenue of $4,777,000. In mid April 2003, the Company changed its subscription term from a minimum commitment of nine weeks to a minimum commitment term that ranges from one to four weeks, after which time a member may choose to cancel at anytime. Since members are billed quarterly in advance for their programs, the Company has established a reserve for estimated refunds of approximately $411,000 as of September 30, 2003 to cover the anticipated refunds.

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, revenue sharing costs, consulting costs for certain professionals, advertising servicing fees, product and shipping costs associated with our e-commerce revenue and salary payments to our nutritional staff. Cost of revenue increased to $1,436,000 and $3,420,000 for the three and nine months ended September 30, 2003, respectively, as compared to $668,000 and $2,128,000 for the comparable periods in the prior year. We attribute the dollar increase primarily to increased royalty obligations incurred in connection with our Atkins and Zone branded diet plans, which were launched in April 2003, as well as increased advertising service fees. As a result of our decision to implement an optimization system for most of our online advertising buys, we expect that cost of revenue will increase in the future.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $361,000 and $1,065,000 for the three and nine months ended September 30, 2003, respectively, from $325,000 and $955,000 for the comparable periods in the prior year. The dollar increase for the three and nine months ended September 30, 2003 as compared to the corresponding periods in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web site.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses which we generally incur prior to the recognition of revenues from sales generated from those efforts. Sales and marketing expenses increased to $6,982,000 for the three months ended September 30, 2003 from $4,478,000 for the corresponding period in the prior year. The increase in sales and marketing expenses were primarily due to an increase in advertising, mainly online, to $5,671,000 in the third quarter of 2003 from $3,335,000 in the third quarter of 2002. Sales and marketing expenses for the nine months ended September 30, 2003 and 2002 were approximately $21,419,000 and $12,317,000, respectively, while advertising costs during these periods were $17,608,000 and $9,106,000, respectively.

As previously mentioned, the Company launched the Atkins and Zone branded plans in April 2003. The Company anticipates that additional branded plans will be forthcoming over the next several months. As a result, the Company may incur increased sales and marketing costs in connection with the offering of multiple branded plans.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to $1,256,000 and $3,509,000 for the three and nine months ended September 30, 2003, respectively, from $1,343,000 and $4,118,000 for the corresponding periods in the prior year. The decrease was primarily due to costs associated with conducting the operations of DietSmart which had been mostly eliminated by 2003.

Depreciation and Amortization: Depreciation and amortization expenses decreased to $310,000 and $981,000 for the three and nine months ended September 30, 2003, respectively, from $332,000 and $982,000 for the corresponding periods in the prior year.

Impairment of intangible assets: During the second quarter of 2003, the Company recorded an impairment loss related to certain assets acquired as a result of the October 2001 acquisition of DietSmart. The loss was calculated in accordance with SFAS 142 and totaled approximately $183,000.

Other Income (Expense), net: Other income (expense), net, was $26,000 and $13,000 for the three and nine months ended September 30, 2003, respectively, and consisted primarily of interest income. For the comparable period in the prior year, other expenses, net, were $12,000 and $186,000, respectively. In 2002 the Company recorded a loss on certain fixed asset dispositions and also recorded interest expense in connection with its notes payable issued in connection with the DietSmart acquisition. Those notes were paid off in their entirety in the first quarter of 2003.

Income Tax Benefit (Provision): The Company recorded an income tax benefit of approximately $118,000 and $240,000 for the three and nine months ended September 30, 2003, respectively, mainly related to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. In the prior year the Company recorded a provision for income taxes of approximately $324,000 offset by a deferred tax benefit of approximately $58,000 and $187,000 for the three and nine months ended September 30, 2002, respectively.

Net Income (Loss): As a result of the factors discussed above, we recorded net income of $919,000 and a net loss of $2,824,000 for the three and nine months ended September 30, 2003, respectively, compared to net income of $175,000 and $1,489,000 in the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported $3,150,000 of net cash provided by operations for the first nine months of 2003 as compared to $2,965,000 in the first nine months of 2002. The $3,150,000 net cash provided was primarily attributable to decreases in prepaid advertising and restricted cash and increases in accounts payable, accrued expenses, and deferred revenue offset by our net loss. The $2,965,000 of net cash provided by operations in the first nine months of 2002 was primarily attributable to net income during the period and increases in deferred revenue, accounts payable and accrued liabilities, offset by increases in restricted cash, accounts receivable and prepaid advertising.

Cash Flows from Investing Activities: Our investing activities used $477,000 in the first nine months of 2003 and $570,000 in the first nine months of 2002, primarily for purchases of computer equipment.

Cash Flows from Financing Activities: Our financing activities provided $1,181,000 in the first nine months of 2003 and used $1,178,000 in the first nine months of 2002. The cash provided in 2003 was primarily attributable to proceeds from the exercise of stock options offset by the repayment of capital lease obligations, common stock registration costs, and repayment of notes payable. As of September 30, 2003, the Company’s debt totaled $123,000 and consists primarily of capital lease obligations.

Available Cash: At September 30, 2003, we had $5,998,000 of unrestricted cash and cash equivalents and $209,000 in restricted cash. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business; we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflows related to our contractual obligations at September 30, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$133	$95	$38	$—
Operating leases	512	212	288	12
Online advertising	9,748	9,748	—	—

Total contractual cash obligations	$10,393	$10,055	$326	$12

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2004. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of September 30, 2003, we had approximately $98,000 in leased equipment against the letter of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003, which had no material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This pronouncement is an interpretation of Accounting Research Bulletin No. 51 which establishes new consolidation guidelines for entities that qualify as variable interest entities and is effective for the Company in the fourth quarter of 2003. The Company is currently assessing whether this new guidance will require the consolidation of eDiets Europe, Limited which is currently recorded under the equity method of accounting.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The amendments to SFAS 133 Accounting for Derivative Instruments and Hedging Activities, improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 in the third quarter of 2003, which had no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in the third quarter of 2003, which had no material impact on the Company’s financial statements.

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

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following exhibits are included herein:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

(b)	Reports on Form 8-K:

1.	A report on Form 8-K was filed with the Securities and Exchange Commission on July 24, 2003 furnishing one exhibit under Item 7, Exhibits, and furnishing information under Item 9, Regulation FD Disclosure.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON

Robert T. Hamilton Chief Financial Officer (Principal Financial Officer)

DATE: November 5, 2003