Form 10KSB
period 2003-12-31
EDIETS COM INC
filed 2004-03-15
CIK 1094058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003	Commission File Number: 0 – 30559

eDiets.com, Inc.

(Name of small business issuer in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard

Deerfield Beach, Florida 33442

(Address of principal executive offices)

(954) 360-9022

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒.

State issuer’s revenues for its most recent fiscal year: $38,332,000.

The aggregate market value of shares of the Common Stock held by non-affiliates as of February 20, 2004, based upon the average of the bid and asked prices for such stock on that date, was approximately $70,213,000.

As of February 20, 2004 there were 18,521,229 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference: None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with our ability to meet our financial obligations;

•	associated with the relative success of marketing and advertising;

•	associated with continued consumer acceptance of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	terroristic activities and the prospect of or the actuality of war.

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

GENERAL

Products and Services

eDiets.com, Inc. (“eDiets” or “the Company”) is executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. In 2003, we derived approximately 86% of our total revenues of $38,332,000 from the sale of approximately 406,000 personalized subscription-based online nutrition plans related to weight management, to dietary regimens such as vegetarianism and to specific medical conditions such as Type 2 diabetes. As of December 31, 2003, eDiets had approximately 189,000 paying subscribers.

During 2003, we undertook a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans. To date, eDiets has obtained exclusive licenses to offer the Atkins Nutritional Approach™, ZonePerfect Nutrition, Shape Up! inspired by Dr. Phil McGraw’s book, The Ultimate Weight Solution, the Perricone Nutritional Face Lift™ and the Slim·Fast® personalized online program.

Our nutrition plans which are paid in advance by consumers are currently priced at between $2.99 and $5.00 per week and offered in increments of 13 weeks with the ability to cancel and receive a refund of the unused portion of the subscription. Substantially all of our members currently purchase programs and products using credit cards, with renewals billed automatically, until cancellation. One week of a basic eDiets membership costs less than one-half the cost of a weekly visit to Weight Watchers®, the leading classroom-based diet program. We believe that, in addition to its superior cost-effectiveness, our online diet program is successful relative to classroom-based programs due to its customization, ease of use, expert support, privacy, constant availability and breadth of choice.

The basic eDiets membership includes:

•	Customized meal plans and workout schedules and related tools such as shopping lists, journals and weight and exercise tracking

•	Interactive online support and education including approximately 100 message boards on various topics of interest to our members and a library of dozens of multimedia educational segments presented by highly credentialed experts including psychologists, licensed mental health counselors, registered dietitians, certified fitness trainers, a spiritual advisor and an M.D.

•	24/7/365 telephone support from a staff of approximately 60 customer service representatives, nutritionists and fitness personnel.

In early 2004, we introduced an online subscription-based motivation program, eDiets Solutions. eDiets Solutions offers, on a standalone basis, the extensive support features listed above that heretofore have been available only to our nutrition and fitness plan subscribers. At the same time, we also expanded our information offerings on our flagship Web site, www.eDiets.com. The new site includes free, regularly updated content grouped into seven “channels” including Diet & Nutrition, Fitness, Sex & Relationships, Health, Food & Recipes, Motivation and Style & Beauty. We expect this “portal” approach to content to drive higher traffic to our site and, consequently, higher revenues from the sale of advertising as well as increased opportunities to sell products and services to site visitors. In 2003 approximately 12% of our revenues were from the sale of advertising on our Web sites and in our weekly e-newsletters, which have a total opt-in subscriber base of approximately 13 million.

Concurrent with the launch of our expanded site we also introduced the eDiets.com Store featuring shelf-stable food, nutritional supplements, books, videos, compact discs and equipment. These products are inventoried and fulfilled by our various merchandising partners. E-commerce has not been a meaningful source of revenues for us to date. However, product sales are a significant source of revenues for some of our competitors. For instance, Weight Watchers International indicated that 29% of its total revenues in 2002 were derived from the sale of products. As a result, we believe that e-commerce will be part of our growth strategy.

As noted above, our pace of new product introductions and enhancements between 2002 and the present has been steady. To support continued innovation we recorded product development expenses of $1.5 million and $1.3 million in 2003 and 2002, respectively. In aggregate, eDiets employs 140 employees, 132 of whom are full-time, and operates out of two leased facilities totaling 10,400 square feet in Deerfield Beach, Florida.

Outside of the U.S., through our 60% owned subsidiary, eDiets Europe, eDiets has operated a Web site and online nutrition service in the United Kingdom at www.eDietsuk.com since 2001 and recently launched services in Germany (www.eDiets.de) and Spain (www.eDiets.es). Revenues from international services, 100% of which were from the U.K. site, totaled approximately $2.5 million in 2003, which are not consolidated in the accompanying Consolidated Financial Statements. See Item 6 for more details.

Information contained on our web site, or on any other web site mentioned in this Annual Report, is not incorporated by reference in this Annual Report and does not constitute a part of this Annual Report.

Developments in the U.S. Weight Management Market

Our long-term product development and marketing plans are based on our thesis that over time individuals are becoming more aware of the negative health and financial consequences of being overweight, and therefore more focused not only on weight loss but also on healthy weight maintenance. A 2001 study by Sturm and Wells chronicled in the publication Public Health concluded that obesity was linked to higher rates of chronic illness “than living in poverty, and much higher [rates] than smoking or drinking.” In addition, during 2003 the American Cancer Society reported that as many as 14% of cancer deaths in men and 20% of cancer deaths in women could be related to being overweight.

Turning from the health to the financial costs of obesity, during 2003 a study based on data from the approximately 180,000 employees in General Motors’ healthcare plan showed that an overweight adult has annual healthcare costs that are 7.3% higher than a person in a healthy weight range, while obese individuals have annual healthcare costs that are 69% higher than a person of a healthy weight. We believe that, with healthcare cost inflation running in the double digits in the United States since 2000, the implementation of effective weight management tools will attract more attention from insurers, employers, consumers and the government. Evidencing the growing legislative and regulatory interest in healthy living in the United States, as of January 2004 five nutrition- or fitness-related bills were being considered by the 108th Congress, and several states had enacted or were considering enacting legislation relating to the sale of “junk” food in public schools. In addition, the U.S. Food and Drug Administration, Department of Health and Human Services and Federal Trade Commission are contemplating new labeling requirements for packaged food and restaurant food, new educational and motivational programs related to healthy eating and exercise and increased regulation of advertising claims for food and nutriceuticals.

In response to consumers’ growing demand for more healthful eating options, quick-service and full-service restaurants have introduced new offerings including salads and “low carb” sandwiches and burgers. Since the beginning of 2003 the T.G.I. Friday’s, Ruby Tuesday and Applebee’s restaurant chains have all announced new “low carb” or “carb conscious” menu items. In early 2004, quick-service restaurant chains also began to eliminate “supersized” versions of certain drinks and French fries. At the retail level, sales of natural and organic foods and nutriceuticals have been growing more rapidly than the overall food and over-the-counter drug market for the last several years. Nutritional supplement sales in the U.S., for instance, are estimated to have grown 34% between 1997 and 2002, while natural and organic foods are estimated to be growing at a rate of approximately 15% annually.

We believe that as consumers are inundated with more and more information and options related to weight loss, nutrition and exercise, demand will continue to increase for resources such as our Web sites, where consumers can choose and personalize healthy living plans, then adjust those plans as their needs evolve over a lifetime.

Market Potential

Approximately 60% of the U.S. adult population, or 120 million adults, are overweight and, of those, the Calorie Control Council estimates only about 50 million are dieting in a given year. About 15% of these dieters are using a commercial weight loss center, generating revenues of approximately $1.5 billion annually. eDiets targets dieters who are online, which represents about two-thirds of the total universe at current Internet penetration rates, or 34 million adults, about 5 million of whom are spending approximately $1 billion at weight loss centers. With sales of approximately 406,000 diet subscriptions and $38.3 million in revenues in 2003, we believe that we have captured only between 1 percent and 4 percent of our annual addressable market.

At the same time, the online dieting segment of the market is growing rapidly. We estimate that the online diet industry in the U.S. generated in excess of $100 million in 2003, compared to revenues of approximately $75 million in 2002.

Marketing

eDiets attracts the majority of its paying subscribers through banner advertisements running on third party Web sites. During 2003 we spent $22.3 million on online advertising and, according to Nielsen/Netratings, were one of the most active advertisers on the Internet. eDiets sold approximately 406,000 paying memberships to its services in 2003, 64% of which were related either directly or indirectly to online advertising, 20% were individuals that came directly to our homepage at www.eDiets.com and 16% were individuals who did not immediately purchase a membership but opted to receive one or more of the Company’s weekly e-newsletters on topics including diet, fitness, motivation, beauty and relationships, and subsequently became paying members. The Company’s database of individuals currently opting to receive its emails totals approximately 13 million.

With online advertising spending comprising approximately 55% of our total operating expenses in 2003, eDiets’ ability to turn advertising dollars into paying customers is critical. To that end, we utilize patented real-time consumer response measurement technology for which we hold an exclusive royalty-free perpetual license from our founder and Chief Executive Officer David Humble. In addition, during 2003 and early 2004 we made significant incremental investments both in third-party software and in personnel to further enhance our management of our banner advertising and our email marketing.

During 2003 eDiets derived significant volumes of new members from advertising partners such as Microsoft Corporation, America Online and Yahoo! Each were the source more than 10% of the Company’s total new members acquired directly off of banner advertising placed on their Web sites.

Sales related to individuals who come directly to our homepage at www.eDiets.com are growing as a percentage of the total number of memberships sold, and in 2003 totaled 20% of sales. We attribute this increase to growing familiarity with our Web site and service as a result of the increasing number of individuals who have subscribed to our paid services and free newsletters as well as to a higher level of coverage of eDiets in the news media.

In addition to first-time buyers, a growing percentage of the our sales of memberships are derived from repeat customers, in part as a result of our remarketing programs to former members. While this number is difficult to track due the anonymity of our customers, in 2003 we were able to relate approximately 10% of our sales to customers who had previously been paying members. A leading classroom-based competitor reports that over a recent 11-year period its members enrolled on an average of four separate occasions. As a result, with 80% of our sales of memberships having occurred in the last three years, we believe that re-enrollment will continue to grow as a percentage of our sales.

We are currently developing strategies with the licensors of our third party branded meal plans that will leverage their significant marketing investments in media including television, books, magazines, in-store and on-package advertising to stimulate meal plan sales. We expect these co-marketing strategies to begin to contribute to our results in 2004. We also continue to make modest investments to develop and test offline marketing campaigns and distribution channels with the objectives of increasing overall sales and diversifying our sources of sales.

Competition

Our most closely related competitors are other online nutrition and diet-oriented Web sites. According to Nielsen/NetRatings, we retain our long-standing position as the leading nutrition-oriented Web site in terms of unique audience, with over 1 million individuals visiting our site in the week ending January 4, 2004. For the comparable period, www.weightwatchers.com had a unique audience of 876,000 while the WebMD Weight Loss Clinic page located within www.webMD.com had a unique audience of 486,000.

Our next most closely related group of competitors are commercial weight loss centers, an industry that has shown marked decline in the last decade. According to Marketdata Enterprises, the number of commercial weight loss centers in the U.S. declined approximately 50% between 1991 and 2001, from over 8,600 to approximately 4,400. In the U.S. the leading offline commercial weight loss companies using a center-based approach include Weight Watchers International, Jenny Craig and LA Weight Loss. eDiets competes against this segment on the basis of lower price, superior value, convenience, availability, the ability to personalize a meal plan on an ongoing basis, its extensive support capabilities and the breadth of its meal plan options.

At the same time, with our adoption in 2003 of a “multi-brand” strategy to offer personalized online versions of third party branded diet and nutrition plans, not only are commercial weight loss companies competitors, they are also potential licensors, and the Company is currently pursuing licensing opportunities with companies in this segment. As an example, in early 2004 eDiets licensed the rights to the Slim-Fast meal plans. In addition, eDiets is exploring opportunities to use its diet “digitization” know-how and its robust support platform to complement medical approaches to weight loss, including drug therapy and bariatric surgery.

Dependence on Third Parties

eDiets derives significant portions of its business from relationships with both third party Web sites and third party licensors. Certain advertising partners from whom we derive meaningful volumes of new customers are noted above. In addition, beginning in April 2003 we began to offer online personalized meal plans based upon intellectual property licensed from third parties including Atkins Nutritionals, Inc., ZonePerfect Nutrition, CSI and N.V. Perricone MD, Ltd. Meal plans based upon a license with Slim-Fast are also scheduled to be released in the first half of 2004. We are actively engaged in securing additional licenses of this nature.

In addition, we depend on certain third party technology vendors for the day-to-day smooth operation and availability of our Web site and services. We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure third-party web hosting facilities in Sterling, Virginia and Miami, Florida. The facilities provide us with:

•	ready access to increased network bandwidth;

•	improved redundancy, security, and disaster recovery; and

•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2003, our site was operating 99.9% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

Our success depends on the protection of our original interactive proprietary software and systems and the goodwill associated with our trademarks and other proprietary intellectual property rights. Our interactive personalized diet programs are based on proprietary software that we have developed.

David R. Humble, our founder and Chief Executive Officer, was awarded a U.S. patent in 2002 covering the means of using the Internet to provide an interactive link in a store for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to sales and marketing information. He has granted us a royalty-free exclusive perpetual license to use the aspects of the invention under the patent that relate to our Internet marketing program. We have incorporated limited aspects of this software into our software to measure consumer response in real time to marketing, pricing and other elements of our program. For example, we can measure consumer response to changes in our page format or the attractiveness of various payment options. We can receive real time responses to these modifications and options. We believe that this consumer-response technology will allow us to effectively deploy our online advertising expenditures in 2004 and is an advantage we have over our competitors.

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

GOVERNMENT REGULATION

There is an increasing number of laws and regulations being promulgated in the United States and overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

•	liability for information retrieved from or transmitted over the Internet;

•	online content regulation;

•	commercial e-mail;

•	visitor privacy; and

•	taxation and quality of products and services.

Moreover, the applicability to the Internet of existing laws governing issues such as:

•	intellectual property ownership and infringement;

•	consumer protection;

•	obscenity;

•	defamation;

•	employment and labor;

•	the protection of minors;

•	health information; and

•	personal privacy and the use of personally identifiable information is uncertain and developing. Any new legislation or regulation or the application or interpretation of existing laws may have an adverse effect on our business. Even if our activities are not restricted by any new legislation, the cost of compliance may become burdensome, especially as different jurisdictions adopt different approaches to regulation.

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

TRADE PRACTICES REGULATIONS

The FTC and certain states’ regulatory authorities regulate advertising and consumer matters such as unfair and deceptive trade practices. The FTC has recently renewed its focus on claims made in weight-loss advertisements, announcing for example in December 2003 an education campaign to assist media in voluntarily screening out weight-loss product advertisements containing claims that are too good to be true. In addition, the state of Florida, where our corporate offices are located, regulates certain marketing and disclosure requirements for weight loss providers. The nature of our interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and continually review our operations to verify compliance, we cannot ensure that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we cannot ensure that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.

In addition, while we receive most of our revenue from membership subscriptions, we also rely at least in part on advertising revenue. Many of these advertisements are weight-loss related. Any regulations or enforcement actions that adversely affect the companies which advertise on our Web site may indirectly have an adverse effect on us through either lower advertising budgets at those companies, redirected marketing campaigns or restrictions on the type of advertisements that these companies run.

COMMERCIAL E-MAIL REGULATION

As an Internet-based company, we rely largely on online advertising and e-mail in our marketing efforts. The use of e-mail advertising may become less effective in the future for a number of reasons. Some of these reasons are regulatory, as legislators attempt to address problems related to perceived deceptive practices in unsolicited bulk e-mails. For example, the federal CAN-SPAM Act of 2003, which became effective January 1, 2004, places requirements on certain commercial e-mail activity relating to, among other things, making conspicuous and effective opt-out procedures available to the recipient and the identification and location of the sender. A recent European Union directive on electronic data privacy also addressed the use of consumer information, including e-mail addresses, in direct marketing programs in member states. We are currently implementing procedures to ensure compliance with these regulations, but future legislation or regulatory developments under existing laws may have a negative impact on our ability to advertise by e-mail. E-mail advertising also may become less effective in the future for non-regulatory reasons, including the sheer volume of unsolicited e-mail being received, increased use of “white lists” through which only pre-approved sender addresses are not filtered, and other e-mail filtering systems which may become more robust in response to recent viruses and worms circulating on the Internet.

Furthermore, we cannot give any assurance that future regulation of commercial e-mail will not also impose significant costs or restrictions on even subscriber-based or “opt-in” e-mail services such as our newsletter service. As part of the public debate on commercial e-mail regulations, for example, some have advocated an electronic stamp program applicable to commercial e-mail generally, and it is unclear what exceptions, if any, there would be under such a program for a periodic newsletter service such as ours if such a program were passed as legislation.

REGULATION BY OTHER JURISDICTIONS

Due to the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in the United States, the governments of other foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. We may unintentionally violate these laws to the extent that our transmissions are sent to or made available in these jurisdictions. Like domestic regulations that may apply to our activities, even if compliance is possible the cost of compliance may be burdensome. Any of these developments could cause our business to suffer. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We have not qualified to do business as a foreign corporation in any jurisdiction, except Florida. This failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.

Company Information

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

General Development of the Business

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

Much of 1996 and 1997 was spent in developing a unique software platform that facilitates the production of individualized meal plans and shopping lists using a specific mathematical algorithm, which takes into account such criteria as the user’s physical condition, proclivity to exercise, food preferences, cooking preferences, desire to use pre-packaged meals or dine out, among others. The Company believes that it would take many months or even years of development to replicate this software platform.

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

In November 2000, the Company entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market eDiets’ diet programs in the United Kingdom and parts of continental Europe as well as Australia and New Zealand. The joint venture is known as eDiets Europe, Ltd. (“eDiets Europe”). eDiets received a 60% interest in eDiets Europe primarily in return for licensing international technology rights to it; Unislim received the remaining interest for a cash investment of $250,000. eDiets Europe launched its first Web site, www.eDietsuk.co.uk, in April 2001.

In October 2001, eDiets completed the acquisition of DietSmart, Inc. (“DietSmart”), a privately held Delaware corporation that now operates as a wholly-owned subsidiary of eDiets. Like eDiets, DietSmart offers Internet-based custom-tailored diet programs on a subscription basis; its Web site is www.dietsmart.com. During 2002, the Company completed the integration of DietSmart’s organization and databases into eDiets and is now evaluating a number of options for utilizing the DietSmart brand and Web site.

Working Capital: Refundable membership fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (“GAAP”), various portions of these fees are recognized ratably over either the period being charged or the expected subscription life of the customer. Subscription cycles average 5 - 7 months, depending on the price terms offered. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in the Company’s balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter. The Company’s deferred subscription revenue balance totaled $3.9 million at December 31, 2003, compared to $3.1 million at December 31, 2002.

There are timing differences between when the Company receives subscription revenues and when it pays the associated online advertising expense, and these differences result in both negative cash flow and negative profitability under GAAP during the early part of a subscription cycle (a cycle is defined as the initial membership period plus any subsequent successive renewals). As a result, the Company may report losses under GAAP and negative cash flow from operations during periods when it is aggressively building or replacing its membership base. The difference between cash flows and GAAP accounting associated with customer acquisition is illustrated below.

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

Finally, certain of the Company’s advertising contracts require that a portion of the contracted advertising purchase be paid in advance; these amounts are listed on the Company’s balance sheet as “prepaid advertising”, and totaled $0.1 million as of December 31, 2003. The Company continues to monitor and manage its working capital, but believes that current working capital is sufficient to execute its financial objectives.

Seasonality: The Company typically experiences its weakest click-through and conversion rates during its fiscal fourth quarter due to the November-December holiday season, and moderates its advertising expenditures accordingly.

ITEM 2.	PROPERTIES

We currently lease a total of approximately 10,400 square feet of office space in Deerfield Beach, Florida. We have approximately 6,500 square feet under a lease due to expire in September 2006 and approximately 3,900 square feet under a lease due to expire in September 2004. The aggregate current monthly rental, including a lessor leasehold improvements repayment obligation and pro-rated share of common area facilities expenses, is approximately $18,000.

ITEM 3.	LEGAL PROCEEDINGS

Other than as described below, we currently are not a party to any material legal proceedings. In the ordinary course of business, our company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

In November 2003, Weight Watchers International brought a lawsuit against us in the United States District Court for the Southern District of New York, alleging trademark, trade dress and copyright infringement against us stemming from the purported appearance of our pop-up advertisements on or under Weight Watchers websites. In addition to damages, Weight Watchers is seeking injunctive relief. In response, we have asserted a counterclaim against Weight Watchers for tortious interference with business relationships. We have also asserted third party claims against our on-line advertising agency and several third-party online marketers, for breach of contract and negligence in connection with theirs roles in placing the allegedly infringing advertisements. We filed our answer, with counterclaim and third party complaint, with the court in December 2003. At the present time we are unable to predict the outcome of this lawsuit, or provide an estimate of losses, if any, likely to be incurred in connection with this matter. We do not believe that the impact on our financial condition or results of operations will be material.

Also in November 2003, Weight Watchers International filed a trade complaint against eDiets for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserts that several advertisements and claims made on our web site and in banner advertisements are false and misleading and cannot be substantiated. Our response to this complaint was submitted in January 2004. The National Advertising Division of the Better Business Bureau will consider the information submitted by the parties and will decide whether or not any modifications should be made to the eDiets advertising that was the subject to the Weight Watchers complaint. Compliance with the National Advertising Division’s recommendations are voluntary, however, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that eDiets does not comply with the recommendations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held November 4, 2003 the Company’s stockholders voted on the following proposals:

1.	Proposal to elect directors:

	For	Withheld
David R. Humble	15,921,215	1,873,707
Lee S. Isgur	15,922,215	1,872,707
Isaac Kier	15,922,215	1,872,707
Ciaran G. McCourt	15,922,215	1,872,707
Pedro N. Ortega-Dardet	15,922,215	1,872,707

2.	Proposal to ratify the election of Ernst & Young LLP as the Company’s independent auditors for fiscal 2003:

For	15,804,260
Against	3,076
Abstain	120,952
Broker Non-Votes	1,866,634

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 17, 2004 our common stock commenced trading on Nasdaq SmallCap Market under the symbol “DIET.” Our common stock previously traded over-the-counter and was quoted on the OTC Electronic Bulletin Board under the symbol “EDET.” Public trading of the common stock commenced on June 27, 2000. The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	LOW BID	HIGH BID
YEAR ENDED DECEMBER 31, 2003:
Fourth quarter	$3.05	$6.18
Third quarter	$1.95	$5.45
Second quarter	$0.90	$2.55
First quarter	$1.13	$1.70

YEAR ENDED DECEMBER 31, 2002:
Fourth quarter	$0.90	$1.65
Third quarter	$1.15	$1.66
Second quarter	$1.15	$2.50
First quarter	$1.63	$2.58

YEAR ENDED DECEMBER 31, 2001:
Fourth quarter	$0.90	$2.10
Third quarter	$0.85	$1.55
Second quarter	$1.02	$1.81
First quarter	$0.72	$1.81

As of February 20, 2004, there were approximately 172 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in our Web sites. Revenues from customer subscriptions to the Company’s programs represent the majority of our business and are paid in advance mainly via credit cards. The weekly subscription fees for our nutrition plans are currently priced at between $2.99 and $5.00 and are deferred and recognized on a straight-line basis over the period of the subscription. When upfront registration fees are charged they are deferred and recognized over the expected term of service.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Our obligations typically include guarantees of a minimum number of “impressions” or times that visitors to our Web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to our Web sites who have authorized us to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant obligation remains and collection is probable.

E-commerce revenue is derived from the sale of motivational tapes or compact disks, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped. Commission revenue is derived from third party vendors on sales of products and services advertised on our Web sites. Commission revenue is recognized when the third party vendor ships the product and collection is probable.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize revenue based on the gross amount billed based on the relevant facts of our exclusive license agreements with third party nutritional and fitness companies, while the license fee owed to the third party is included in cost of revenues.

We collect customer subscription amounts in advance and maintain a reserve for refunds, mainly related to the cancel anytime plans introduced in 2003. Under the cancel anytime plans, customers are entitled to cancel their memberships and receive a full refund for the unused portion of the membership.

GOODWILL AND INTANGIBLE ASSETS:

We recorded goodwill and intangible assets in the fourth quarter of 2001 with the acquisition of DietSmart. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets which consisted of mailing lists, developed technology and trademarks and trade names.

The value of the mailing list was determined by calculating its cash flow generating capacity over the expected two year economic life of the list and was fully amortized at December 31, 2003.

The value of trademarks and trade names, which have an estimated life of three years, was based on management’s intention to use the DietSmart website as a platform to potentially test new marketing and services, while at the same time using the DietSmart website to direct traffic to the eDiets website.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. We perform our annual impairment test on October 1 of each year. We reviewed the value of goodwill recorded on our books as of January 1, 2002, October 1, 2002 and October 1, 2003 in accordance with SFAS No. 142 and have determined that no impairment exists. As of December 31, 2003, we had goodwill of $5.2 million.

In accordance with SFAS No. 144, during the second quarter of 2003, we reviewed the carrying value of our intangible assets and determined that certain identifiable intangibles, specifically the developed technology and DietSmart trade name, had been impaired. We determined that the aggregate amount of the future discounted cash flows that would be generated by the DietSmart website was less than the carrying amount of the related intangible assets as of June 30, 2003 by approximately $183,000 and as a result, we recorded an impairment charge to our Consolidated Statement of Operations. We reviewed the carrying value of our intangible assets again at December 31, 2003 for potential impairment and have determined that no additional impairment existed based on the expected future cash flow to be generated from those assets.

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe with Unislim Ireland primarily for the license of our international technology rights. We use the equity method of accounting for this investment, as opposed to consolidating the results, since we do not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we have not invested any cash nor have we made any commitments to fund the entity, we have not recorded any earnings or losses of eDiets Europe to date. In the future, if we fund the entity, or commit to fund, we will then be required to record our current share of the joint venture’s cumulative losses, up to the amount of funds invested or committed. It is uncertain at this time if we will ever fund or commit to fund eDiets Europe. As of December 31, 2003, the cumulative losses for eDiets Europe since its inception were approximately $200,000.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $3.3 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

SELECTED CONSOLIDATED FINANCIAL INFORMATION:

The following table summarizes certain selected consolidated financial data of the company as of, and for each of the years in the five-year period ended December 31, 2003. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations thereto for the three-year period ended December 31, 2003.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$38,332	$29,628	$24,371	$11,434	$2,385

Costs and Expenses:
Cost of revenue	4,652	3,055	2,138	841	407
Product development	1,450	1,306	743	238	92
Sales and marketing	27,806	17,420	16,820	12,857	1,239
General and administrative	5,049	4,981	3,227	2,795	1,022
Depreciation and amortization	1,171	1,321	663	314	120
Impairment of intangible assets	183	—	—	—	—

Total costs and expenses	40,311	28,083	23,591	17,045	2,880

(Loss) income from operations	(1,979)	1,545	780	(5,611)	(495)
Other income (expense), net	13	(172)	(11)	161	33

(Loss) income before income tax benefit	(1,966)	1,373	769	(5,450)	(462)
Income tax benefit	258	251	25	—	—

Net (loss) income	$(1,708)	$1,624	$794	$(5,450)	$(462)

Per Share Data:
(Loss) earnings per common share:
Basic	$(0.10)	$0.10	$0.06	$(0.41)	$(0.06)

Diluted	$(0.10)	$0.09	$0.05	$(0.41)	$(0.06)

Weighted average common and common equivalent shares outstanding:
Basic	16,675	15,730	13,961	13,215	8,345

Diluted	16,675	17,132	15,110	13,215	8,345

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$2,917	$2,670	$2,111	$(4,482)	$297
Investing activities	(677)	(647)	(1,227)	(510)	(310)
Financing activities	1,679	(1,721)	(129)	(204)	6,252

	DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$14,143	$12,574	$11,214	$3,717	$7,337
Long-term debt (excluding capital lease obligations)	2	504	2,025	—	—
Shareholders’ equity	5,950	5,286	3,613	306	5,812

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Revenue	100%	100%	100%

Cost of revenue	12	10	9
Product development	4	4	3
Sales and marketing	73	59	69
General and administrative	13	17	13
Depreciation and amortization	3	4	3
Impairment of intangible assets	*	—	—
Other income (expense), net	*	*	*
Income tax benefit	1	1	*
Net (loss) income	(4)%	5%	3%

*	less than 1%

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Revenue: Our revenue for the year ended December 31, 2003 was $38,332,000 as compared to $29,628,000 for the year ended December 31, 2002. The 29% increase in revenue was mainly due to price increases over the prior year. Paying members as of December 31, 2003 were approximately 189,000 compared to 180,000 as of December 31, 2002. The increase in paying members was primarily due to the introduction of exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and the offer of personalized versions of these approaches in addition to our own internally-developed plans. To date, eDiets has obtained exclusive licenses to offer the Atkins Nutritional Approach™, ZonePerfect Nutrition, Shape Up! inspired by Dr. Phil McGraw’s book, The Ultimate Weight Solution, the Perricone Nutritional Face Lift™ and the Slim·Fast® personalized online program. Approximately 14% of our revenues in 2003 came from non-subscription based sources of revenue, such as advertising revenue, commission revenue and e-commerce revenue, compared to 11% in 2002.

As of December 31, 2003, we had deferred revenue of $3,945,000 relating to payments for which services had not yet been provided, compared to $3,081,000 as of December 31, 2002.

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, revenue sharing costs, advertising servicing fees, salary payments to our nutritional staff and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to $4,652,000 or 12% of revenues for the year ended December 31, 2003 from $3,055,000 or 10% of revenues for the year ended December 31, 2002. The dollar increase of 52% year over year was primarily due to increased exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $1,450,000 or 4% of revenues for the year ended December 31, 2003 from $1,306,000 or 4% of revenues for the year ended December 31, 2002. The 11% dollar increase for the year ended December 31, 2003 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web sites.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. These expenses increased to $27,806,000 or 73% of revenues for the year ended December 31, 2003 from $17,420,000 or 59% of revenues for the year ended December 31, 2002. The dollar increase in sales and marketing expenses of 60% year over year was primarily due to an increase of our online advertising efforts in the current year. Advertising expense totaled $22.3 million in fiscal 2003, an increase of 73% over advertising expense of $12.9 million in the prior year.

General and Administrative Expense: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $5,049,000 or 13% of revenues for the year ended December 31, 2003 from $4,981,000 or 17% of revenues for the year ended December 31, 2002. The dollar increase of 1% year over year was primarily due to the result of increases in general overhead offset by a decrease in professional fees.

Depreciation and Amortization: Depreciation and amortization expenses decreased to $1,171,000 or 3% of revenues for the year ended December 31, 2003 from $1,321,000 or 4% of revenues for the year ended December 31, 2002. The dollar decrease was mainly due to the intangible asset impairment during the second quarter of 2003, for which we recorded an impairment charge of approximately $183,000 (see below).

Impairment of Intangible Assets: During the second quarter of 2003, we recorded an impairment loss related to certain identifiable intangibles acquired in the October 2001 acquisition of DietSmart, Inc. (DietSmart), specifically the developed technology and DietSmart trade name. The loss was calculated in accordance with SFAS 144 and totaled approximately $183,000.

Other Income (Expense), net: Other income (expense), net which consists of interest income, interest expense and loss on disposal of fixed assets, increased from an expense of $172,000 in the prior year to income of $13,000 for the year ended December 31, 2003. The increase in other income, net, was primarily due to the prior year’s interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart in October 2001. These notes were paid in January 2003.

Income Tax Benefit: Income tax benefit for the two years ended December 31, 2003 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset substantially all taxable income for at least the next fiscal year with available net operating loss carryforwards from prior years.

Net (Loss) Income: As a result of the factors discussed above, we recorded net loss of $1,708,000 for the year ended December 31, 2003 compared to net income of $1,624,000 for the year ended December 31, 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenue: Our revenue for the year ended December 31, 2002 was $29,628,000 as compared to $24,371,000 for the year ended December 31, 2001. The 22% increase in revenue was mainly due to price increases over the prior year in the form of a shorter initial membership period combined with a higher absolute price for our program. Paying members as of December 31, 2002 were approximately 180,000 compared to 200,000 as of December 31, 2001. The decrease in paying members was primarily due to volatility in the advertising market that included pricing fluctuations and management changes at a number of our key advertising partners, which prevented us from being able to deploy our full online advertising budget. Approximately 11% of our revenues in 2002 came from non-subscription based sources of revenue, such as advertising revenue, commission revenue and e-commerce revenue.

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

Depreciation and Amortization: Depreciation and amortization expenses increased to $1,321,000 or 4% of revenues for the year ended December 31, 2002 from $663,000 or 3% of revenues for the year ended December 31, 2001. The dollar increase was attributable to the larger asset base subject to depreciation and amortization, and primarily due to the amortization of the intangible assets acquired in the DietSmart acquisition.

Other Expense: Other expense, net which consists of interest income, interest expense and loss on disposal of fixed assets, increased from $161,000 in the prior year to $172,000 for the year ended December 31, 2002. The increase was primarily due to interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart in October 2001 and the loss recorded on the disposal of certain fixed assets.

Income tax Benefit: Income tax benefit for the year ended December 31, 2002 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset substantially all taxable income for the current year with available net operating loss carryforwards from prior years.

Net Income: As a result of the factors discussed above, we recorded net income of $1,624,000 for the year ended December 31, 2002 compared to net income of $794,000 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported $2,917,000 of net cash provided by operating activities for the year ended December 31, 2003 as compared to $2,670,000 for the year ended December 31, 2002. The $2,917,000 net cash provided was primarily due to a decrease in prepaid expenses and restricted cash as well as an increase in deferred revenue and accounts payable and accrued liabilities offset by net loss and an increase in accounts receivable. The $2,670,000 net cash provided by operations for the year ended December 31, 2002 was primarily due to net income during the period and an increase in deferred revenue, accrued expenses and accounts payable offset by an increase in accounts receivable, prepaid and other assets and restricted cash.

Cash Flows from Investing Activities: Our investing activities used $677,000 for the year ended December 31, 2003 and $647,000 for the same period in the prior year, primarily for purchases of property and equipment.

Cash Flows from Financing Activities: Our financing activities provided $1,679,000 for the year ended December 31, 2003 and used $1,721,000 for the comparable period in the prior year. The cash provided in 2003 was primarily attributable to proceeds from the exercise of stock options and warrants offset by the repayment of notes payable issued in connection with the acquisition of DietSmart and the repayment of capital lease obligations. As of December 31, 2003, our debt totaled $151,000 and consists primarily of capital lease obligations.

Available Cash: At December 31, 2003, we had unrestricted cash and cash equivalents of $6,063,000 and $202,000 in restricted cash. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflow related to our contractual obligations at December 31, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$166	$93	$73		$—
Operating leases	468	198	270		—
Online advertising	19,109	19,109	—		—

Total contractual cash obligations	$19,743	$19,400	$343	$

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2005. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of December 31, 2003 we had approximately $134,000 in leased equipment against the letter of credit.

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

A significant portion of our online traffic has come, and we believe will continue to come from agreements with Internet portals such as MSN, AOL, Yahoo, WebMD and others that expire at various times in 2004 and beyond. We expect these contracts to be renewed at terms and conditions similar to those that are expiring although these Internet portals have no obligation to renew our agreements under the same terms and conditions, if at all. Our other current advertising agreements are on a short term (less than three months) basis. Our other advertising partners have no obligation to renew our agreements under the same terms and conditions when they expire. Our agreements with these advertisers also do not prohibit them from carrying online sites or developing and providing content that competes with our site. If our advertising is discontinued for any reason on the major portals on which we currently advertise, our business could suffer.

WE DEPEND ON DAVID R. HUMBLE, OUR FOUNDER AND CHIEF EXECUTIVE OFFICER, AND OUR OTHER KEY MANAGEMENT PERSONNEL, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS. AS THE LARGEST STOCKHOLDER (42.9%), MR. HUMBLE ALSO HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

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

Mr. Humble owns approximately 43% of our outstanding voting common stock. Therefore, as a practical matter, he is able to influence the outcome of all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Among other things, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it.

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

Although we have continued to grow our revenues, a failure to manage our growth effectively could adversely affect our ability to attract and retain our members and advertising partners. We have increased the scope of our operations, including our technology, sales, administrative and marketing organizations. These factors have placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

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

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructures on which our system operates are located in Sterling, Virginia and Miami, Florida. We do not currently have a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

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

WE MAY HAVE TO LITIGATE TO PROTECT OUR RIGHTS OR TO DEFEND CLAIMS BROUGHT AGAINST US BY THIRD PARTIES, AND SUCH LITIGATION MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We face a substantial risk of litigation, including litigation regarding intellectual property rights in Internet-related businesses. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. We may have to litigate in the future to enforce our intellectual property rights, protect our trade secrets or defend ourselves against claims of violating the proprietary rights of third parties.

We also face the risk of having to defend against lawsuits brought by third parties related to our business activities. For example, we depend heavily on Internet advertising, and we are currently involved in both civil litigation and administrative proceedings arising out of pop-up ads and other advertising practices, in both cases brought by one of our competitors. If the outcome of these proceedings, or similar proceedings that we may face in the future, were to make certain types of advertising unavailable to us, then our marketing may become less effective and our financial results could suffer.

Any of this type of litigation may subject us to significant liability for damages, result in invalidation of our proprietary rights, be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect our business operations and financial results and condition.

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

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements, together with the report of independent certified public accountants, appear at pages F-1 through F-18 of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 8A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of February 20, 2004, our directors and executive officers were as follows:

NAME	AGE	POSITION
David R. Humble	68	Chairman of the Board and Chief Executive Officer

Robert T. Hamilton	39	Chief Financial Officer, Treasurer and Secretary

Alison C. Tanner	41	Chief Strategist, Director of Investor Relations

Isaac Kier	51	Director

Lee S. Isgur	66	Director

Pedro N. Ortega-Dardet	40	Director

Ciaran G. McCourt	40	Director

DAVID R. HUMBLE has served as Chairman of the Board since our merger with eDiets, Inc. in November 1999. He has also served as our Chief Executive Officer during this period except for the period from August through December 2000 when David J. Schofield was our Chief Executive Officer. Mr. Humble also served as Chairman of the Board, President and Chief Executive Officer of eDiets, Inc. since he founded that company in March 1996. From 1985 to 1987, he was the President, Chief Executive Officer and Director of CheckRobot, Inc., which developed a self-service checkout system for supermarkets. From 1968 to 1985, he served in a number of marketing and operations capacities with Sensormatic Electronics Corporation, which develops and markets electronic security and surveillance products, including Vice President/Manufacturing and Vice President/Future Products and was a member of its board of directors. Mr. Humble holds a number of technology patents, including the original electronics security tag found on garments in retail stores worldwide to protect against shoplifting.

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

ALISON C. TANNER has served as our Chief Strategist and Director of Investor Relations since May 2002. In these capacities, Ms. Tanner is responsible for the company’s strategic planning and its relationship with the investment community, and is integral in the company’s mergers, acquisitions and strategic alliances. Ms. Tanner, a Chartered Financial Analyst (CFA) and a specialist in technology investments, has managed portfolios of publicly traded and privately held equity securities since the mid-1980s. Previously, Ms. Tanner was Director of Investor Relations and Financial Media Relations at Sensormatic Electronics Corporation, a NYSE-listed global supplier of electronic security and surveillance products, from 1996 to 2000. Ms. Tanner also served as Senior Director of E-Business. Sensormatic was subsequently sold to Tyco International Ltd. Before her work at Sensormatic, Ms. Tanner was Vice President, Director of Private Placements for Granite Capital, LP, a New York based equity-oriented limited partnership, from 1993 to 1996. Prior to Granite Capital, Tanner worked from 1986 to 1993 at Fred Alger Management, Incorporated, a pension and mutual fund management firm, for one year as a Marketing Analyst and subsequently as an Equity Portfolio Manager. Ms. Tanner spent 1985 to 1986 at Salomon Brothers, Incorporated, a leading investment bank, as a Mortgage-backed Security Analyst in New York, New York, and 1983 to 1984 as a Registered Representative at Dean Witter Reynolds, Incorporated, a global financial services firm, in Syracuse, New York.

ISAAC KIER served as our President, Chief Executive Officer and Chairman of the Board from 1992 until November 1999. He was the President and Chief Executive Officer since 1981 and Chairman of the Board since 1987 of Lida, Inc., a predecessor company we acquired by merger in 1992. He was the Vice President of Lida, Inc. from 1978 to 1981. Since our merger with eDiets, Inc. in November 1999, he has served as a member of our board of directors and a member of our audit committee. He currently is a member of the audit committee and was a member of our executive committee until December 2000 and a member of our compensation committee until April 2003. Since February 2000, Mr. Kier has been a general partner of Coqui Capital Partners, a venture capital firm licensed by the Small Business Administration as a small business investment company. Coqui has minority investments in 10 new media companies. Mr. Kier also serves on the board of directors of Montebello Brand Liquors, Inc., Hudson Health Sciences, and Tremesis Acquisition Corporation. Since April 1997, he has been a principal of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. From 1987 to 1997, he also served as the Managing Partner of Dana Communications Limited, a non-wireline cellular licensee.

LEE S. ISGUR has served as a member of our board of directors since December 1999. He is also a member of our executive audit, compensation and nominating committees. Mr. Isgur has been the Managing Partner of Corporate Counselors, a research and investment banking consulting firm since 1997. From 1994 to 1997, he was Managing Director of Jeffries & Company, an investment banking firm. From 1991 to 1994, he was a partner at Volpe Welty Company, an investment banking firm. From 1977 to 1991, he was employed by Paine Webber, Inc., an investment-banking firm, where he became a First Vice President. As an analyst and banker on Wall Street for over 30 years, Mr. Isgur has participated in numerous public and private offerings for both domestic and international companies over a broad array of consumer, entertainment and technology industries. Mt.Isgur is also a Director of Station Casinos in Las Vegas, NV.

PEDRO N. ORTEGA-DARDET has served as a member of our board of directors since July 2002. He is also a member of our audit, compensation and nominating committees. Mr. Ortega-Dardet brings considerable experience in the health and beauty industry to our Company. Mr. Ortega-Dardet has been President of Skinmetics, Inc., a Coral Gables, Florida-based company that designs, manufactures and markets premium skin care products for the professional beauty industry under the name Wilma Schumann Skin Care, since 1997. From 1989 to 1997, Mr. Ortega-Dardet served as President of Brickell Development Corp., a general contracting business involved in residential and commercial construction work. From 1987 to 1989, he was Vice President of Property Insurance, Inc., an agency offering title, homeowners, life and other types of insurance through a network of financial institutions. Mr. Ortega-Dardet also currently serves as the editor of industry newsletter Skin and Body News and is frequently quoted as an expert source in skin care industry magazines. He also serves as a consultant to several European companies interested in marketing beauty and wellness products throughout the United States. Mr. Ortega-Dardet, a member of the Board of Advisors for the Florida College of Natural Health, is also a Director of the Esthetics Manufacturer and Distributors Alliance (EMDA); a member of the International Spa Association (ISPA); and a member of the Board of Directors of Brickell Development, Corp.

CIARAN G. MCCOURT has served as a member of our board of directors since October 2002. Mr. McCourt, a lawyer, also serves as the Managing Director of eDiets Europe Limited based in Dublin, Ireland since 2000, when eDiets.com, Inc. formed a joint venture with Unislim Ireland Limited (“Unislim”), a successful offline weight-management company and the largest independent slimming organization in Ireland, to expand its operations into the UK, Ireland and mainland Europe. From 1994 to 2000, Mr. McCourt served as Managing Director of Unislim. Prior to his position with Unislim, from 1986 to 1987 Mr. McCourt worked as a Law Clerk in Ropers Majeski Law firm San Francisco, CA and Baker McKenzie Law firm in Sydney Australia. From 1989 to 1994 he worked as a lawyer in Dublin, Ireland.

Directors are elected at each annual meeting of our stockholders and hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

BOARD COMMITTEES

AUDIT COMMITTEE. The Audit Committee of the Board of Directors consists of Lee Isgur, Pedro Ortega-Dardet and Isaac Kier. The Board determined each individual to be “financially sophisticated” and an “audit committee financial expert” as those terms are defined by the Nasdaq Corporate Governance Rules and the rules of the Securities and Exchange Commission. The Audit Committee is composed of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Each member is an “independent” director as that term is defined by Nasdaq and by the regulations under the Securities Exchange Act of 1934 applicable to audit committees. Pursuant to our Audit Committee Charter, which is filed as Exhibit 99.1 to this Annual Report, the Audit Committee’s Charter specifies the scope of the Audit Committee’s responsibilities and the means by which it carries out those responsibilities; the outside auditor’s accountability to the Board and the Audit Committee; the Audit Committee’s responsibility to ensure the independence of the outside auditors and elicit the outside auditor’s recommendations to improve the system of accounting and internal controls.

COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors consists of Lee Isgur and Pedro Ortega-Dardet. Pursuant to the Compensation Committee Charter, which is filed as Exhibit 99.2 to this Annual Report, the Compensation Committee is responsible for reviewing and approving the salary, bonuses, other compensation and benefits policies, including compensation of our Chief Executive Officer and the other executive officers. The Compensation Committee also administers the Stock Option Plan, and recommends and approves grants of stock options under that plan. Both Mr. Isgur and Mr. Ortega-Dardet, in the opinion of our Board of Directors, are “independent” directors, as that term is defined under Nasdaq rules.

NOMINATING COMMITTEE. The Nominating Committee of the Board of Directors consists of Lee Isgur and Pedro Ortega-Dardet. Pursuant to the Nominating Committee Charter, which is filed as Exhibit 99.3 to this Annual Report, the Nominating Committee is responsible for making recommendations regarding the size and composition of the Board, establishing criteria for selection of new directors and identifying individuals qualified to become Board members. Both Mr. Isgur and Mr. Ortega-Dardet, in the opinion of our Board of Directors, are “independent” directors, as that term is defined under Nasdaq rules. The Nominating Committee Charter provides that until the Board is expanded to include two additional “independent” directors, the Nominating Committee will only recommend to the Board nominees for Board membership who are submitted to the Nominating Committee by David R. Humble, the Chairman of the Board and Chief Executive Officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of the date of this report, based on our review of the copies of the forms we received, we believe that all directors, officers and beneficial holders of more than 10% of our equity securities timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003.

CODE OF ETHICS

Our Code of Ethics for the Chief Executive Officer and Chief Financial Officer is filed as Exhibit 14 to this Annual Report. We expect to shortly post the Code of Ethics, and thereafter to post any amendments or waivers to the Code, on our Web site, www.eDiets.com.

ITEM 10.	EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table summarizes all compensation we paid during our fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 to our Chief Executive Officer, and each other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION					LONG TERM AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		OTHER ANNUAL COMP ($)		SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION ($)
David R. Humble, Chairman and Chief Executive Officer	2003 2002 2001	$263,937 247,720 250,000	$	— — —	$2,925 2,663 2,625	(2) (2) (2)	— 250,000 —	$	— 7,500 —	(3)
Robert T. Hamilton, Chief Financial Officer	2003 2002 2001	$178,463 158,022 114,231	$	— — —	$3,000 2,625 2,500	(2) (2) (2)	30,000 — 63,000	$	— — —
Alison C. Tanner (1) Chief Strategist, Director of Investor Relations	2003 2002 2001	$163,699 94,772 —	$	— — —	$3,000 2,750 —	(2) (2)	10,000 85,000 —	$	— — —

(1)	Ms. Tanner joined us in May 2002 and was a consultant for the period of February 2002-April 2002.
(2)	Represents 401(k) contributions made by us on their behalf.
(3)	Represents long term care benefits paid by us as required by Mr. Humble’s employment agreement.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth each grant of stock options we made during the year ended December 31, 2003 pursuant to our Plan to each of the executive officers named in the Summary Compensation Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(INDIVIDUAL GRANTS)

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	% OF TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	MARKET PRICE ON GRANT DATE ($/SH)	EXPIRATION DATE
David R. Humble	—	—	—	—	—
Robert T. Hamilton	30,000	4.6%	$2.86	$3.50	09/04/2008
Alison C. Tanner	10,000	1.5%	$2.86	$3.50	09/04/2008

OPTION EXERCISES AND HOLDINGS

The following table sets forth information regarding option exercises during the year ended December 31, 2003 and unexercised options at December 31, 2003 for each of the executive officers named in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES FOR FISCAL 2003 AND YEAR END OPTION VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE ($) REALIZED (1)	NUMBER OF UNEXERCISED OPTIONS AT DECEMBER 31, 2003 (#) EXERCISABLE/ UNEXERCISABLE			VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2003 ($) EXERCISABLE/ UNEXERCISABLE (2)
David R. Humble	—	—	224,999	/	125,001	$852,121	/	$445,629
Robert T. Hamilton	—	—	195,000	/	30,000	$885,051	/	$96,150
Alison C. Tanner	40,000	$84,720	32,500	/	22,500	$132,413	/	$85,363

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of the Corporation’s Common Stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2003, the fiscal year-end ($6.065 per share), multiplied by the number of shares underlying the option. Fair market value is calculated as the mean average of the “high” and “low” prices, if any, on the date of grant of the option.

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

On June 1, 2002, the Company entered into an employment agreement with Mr. Hamilton. The agreement has a term of two years commencing on the date of the agreement and provides for salaries to be reviewed on an annual basis. He currently receives a base salary of $189,000 per year. The agreement also provides for a lump sum payment of $150,000 plus a pro-rata portion of any earned but unpaid bonus and/or commissions in the event of termination for any reason other than “cause” (as defined in his agreement), death or disability or in the event of resignation for “good reason” (as defined in his agreement) following a “change of control.” “Change of control” is defined in his agreement to mean another person or entity owns more voting stock of the Company than Mr. Humble or Mr. Humble is no longer the Company’s Chairman or Chief Executive Officer. In addition, under the terms of the agreement, in the event of a change of control, all options granted to the executive shall immediately vest and become exercisable and the exercise period of each such option will be extended until the option expires. The agreement contains covenants regarding disclosure and assignment of discoveries to the Company, non-disclosure of confidential Company information and non-competition for the term of the agreement and for one year following termination for cause. However, if the termination is for a reason other than “cause,” the non-competition covenant terminates as of the executive’s termination date.

On February 11, 2003, the Company entered into an employment agreement with Ms. Tanner. Her agreement has a term of one and one-half years commencing on the date of the agreement and provides for her salary to be reviewed on an annual basis. She currently receives a base salary of $189,000 per year. The agreement also provides for a lump sum payment of $150,000 plus a pro-rata portion of any earned but unpaid bonus and/or commissions in the event of termination for any reason other than “cause” (as defined in her agreement), death or disability or in the event of resignation for “good reason” (as defined in her agreement) following a “change of control.” “Change of control” is defined in her agreement to mean another person or entity owns more voting stock of the Company than Mr. Humble or Mr. Humble is no longer the Company’s Chairman or Chief Executive Officer. In addition, under the terms of each agreement, in the event of a change of control, all options granted to her shall immediately vest and become exercisable and the exercise period of each such option will be extended until the option expires. Ms. Tanner’s agreement contains covenants regarding disclosure and assignment of discoveries to the Company, non-disclosure of confidential Company information and non-competition for the term of the agreement and for one year following termination for cause. However, if she is terminated for any reason other than “cause,” the non-competition covenant terminates as of the termination date.

DIRECTOR COMPENSATION

Our directors do not currently receive any cash compensation from the Company for their services as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board and committee meetings. Under our Plan, non-employee directors are eligible to receive automatic grants (upon re-election to the Board) of vested options to purchase 25,000 shares of common stock per year at an exercise price equal to the market price of the common stock on the date of grant. Upon their 2003 re-election to the Board, Messrs. Isgur, Kier, Ortega-Dardet and McCourt each received an option to purchase 25,000 shares of common stock that vested immediately at an exercise price of $3.67 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 20, 2004: (i) by each person who is known by us to beneficially own more than 5% of our outstanding shares; (ii) by each of our directors; (iii) by each executive officer named in the Summary Compensation Table and (iv) by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
David R. Humble	8,050,731	(1)	42.9%

Isaac Kier	958,678	(2)	5.1%

Lee S. Isgur	335,500	(3)	1.8%

Pedro N. Ortega-Dardet	89,404	(4)	*

Ciaran G. McCourt	51,000	(5)	*

Robert T. Hamilton	199,999	(6)	1.1%

Alison C. Tanner	34,166	(7)	*

All directors and executive officers as a group (7 persons)	9,719,478		49.4%

*	Less than 1%
(1)	Includes 266,666 shares issuable upon exercise of stock options that are vested or exercisable within sixty (60) days.
(2)	Includes 313,750 shares issuable upon exercise of stock options that are vested or exercisable within sixty (60) days; 15,211 shares held by a charitable remainder trust of which Mr. Kier and his wife are the trustees; and 156,250 shares issued in the private placement to Coqui Capital Partners, L.P., of which Mr. Kier is the general partner. Mr. Kier disclaims beneficial ownership of shares held by Coqui Capital Partners, L.P. except for his proportional interest therein.
(3)	Includes 6,250 shares held by a revocable trust of which Mr. Isgur is the trustee and beneficiary, 11,000 shares held by members of his immediately family and 225,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(4)	Represents 14,404 shares received in connection with the merger of DietSmart, Inc. with and into eDiets.com, Inc. in 2001 and 75,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(5)	Includes 50,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(6)	Represents 199,999 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(7)	Represents 34,166 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2003 about the securities authorized for issuance under our equity compensation plans, consisting of our Startup Equity Program and our 1999 Stock Option Plan, as amended and restated effective April 1, 2002.

	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities authorized for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,963,895	$2.00	2,316,261
Equity compensation plans not approved by security holders	—	—	—

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

RELATED TRANSACTIONS

During 2003, 2002 and 2001, James Meyer, a former member of the Company’s Board of Directors provided consulting services to the Company beyond his duties as a director. As compensation for these services, in January 2002 and June 2001, the Company granted the director vested options to purchase 25,000 and 25,000 shares of common stock at an exercise price of $1.75 and $1.38 per share, respectively. Compensation expense of approximately $24,000 and $20,000 has been recognized for the fair value of the options and is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001, respectively. Additionally, the former director earned royalties of approximately $26,000, $44,000 and $19,000 for the three years ended December 31, 2003, respectively, related to certain e-commerce sales of the Company.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

The exhibits filed as part of this report are listed below. We will furnish a copy of any exhibit listed to requesting stockholders upon payment of our reasonable expenses in furnishing those materials.

(a) EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (6)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (3)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant’s common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (6)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (6)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (6)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (6)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (9)

10.1	Employment Agreement dated November 17, 1999 between Registrant and David R. Humble (1)

10.2	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

10.3	Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.4	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (1)

10.5	License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.6	Lease Agreement dated December 2, 1999 between The 3467 Partnership and Registrant (1)

10.7	Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.8	Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (2)

10.9	Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (2)

10.10	Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (2)

10.11	Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (3)(4)

10.12	Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (3)

10.13	Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (3)

10.14	Agreement dated April 4, 2001 between Yahoo! Inc. and the Registrant (5)(6)

10.15	First Amendment to Content License Agreement dated April 10, 2001 between the Registrant and Yahoo, Inc. (5)(6)

10.16	Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (6)

10.17	Amendment to Master Advertising Agreement dated June 4, 2001 between the Company and Microsoft Corporation (4)(7)

10.18	Second Amendment to Content License Agreement dated June 25, 2001 between the Company and Yahoo!, Inc. (4)(7)

10.19	Third Amendment to Content License Agreement dated September 25, 2001 between the Company and Yahoo! Inc. (4)(8)

10.20	Advertising Agreement between eDiets.com Inc. and WebMD, Inc dated January 2, 2002 (10)

10.21	eDiets.com, Inc. Stock Option Plan (As Amended and Restated Effective April 1, 2002) (11)

10.22	Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and Robert T. Hamilton (12)

10.23	Employment Agreement dated as of June 1, 2002 between eDiets.com, Inc. and M. Roshelle Jones (12)

10.24	Employment Agreement dated as of February 11, 2003 between eDiets.com, Inc. and Alison Tanner (13)

10.25	Amended Revenue Share Program Agreement dated May 19, 2002 between eDiets.com and eUniverse, Inc. (4)(12)

10.26	Amendment No. 2 to Master Advertising Agreement dated April 5, 2002 between eDiets.com and Microsoft Corporation. (4)(12)

10.27	Schedule No. 2 to Master Advertising Agreement dated July 1, 2002 between eDiets.com and Microsoft Corporation. (4)(12)

14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Certified Public Accountants.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Charter.*

99.2	Compensation Committee Charter.*

99.3	Nominating Committee Charter.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).
(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.
(4)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(5)	Confidential treatment requested pursuant to Rule 406 promulgated under the Securities and Exchange Act of 1933. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(6)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended June 30, 2001 and filed with the SEC on August 8, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 and filed with the SEC on November 9, 2001.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.
(10)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on April 24, 2002 (File No. 333-86894).
(11)	Incorporated by reference to the Registrant’s Form S- 8 filed with the SEC on June 7, 2002 (File No. 333-90046).
(12)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on July 30, 2002.
(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on March 7, 2003.
*	Filed herewith

(b) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on October 23, 2003 under Item 12 reporting our financial results for the quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2003 and December 31, 2002 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Principal Accountant Fees and Services
Services	2003	2002
Audit Fees	$192,152	$167,069
Audit – Related Fees	5,880	—
Tax Fees	41,740	39,873
All Other Fees	—	—

Total	$239,772	$206,942

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

eDiets.com, Inc., a Delaware corporation

By:	/s/ David R. Humble
David R. Humble, Chairman of the Board
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ David R. Humble David R. Humble	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	March 15, 2004

/s/ Robert T. Hamilton Robert T. Hamilton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Isaac Kier Isaac Kier	Director	March 15, 2004

/s/ Lee S. Isgur Lee S. Isgur	Director	March 15, 2004

/s/ Pedro N. Ortega-Dardet Pedro N. Ortega-Dardet	Director	March 15, 2004

/s/ Ciaran G. McCourt Ciaran G. McCourt	Director	March 15, 2004

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

February 5, 2004

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,063	$2,144
Accounts receivable, net	970	900
Prepaid advertising costs	118	1,219
Prepaid expenses and other current assets	351	459

Total current assets	7,502	4,722

Restricted cash	202	763
Property and equipment, net	1,120	1,073
Intangibles, net	80	774
Goodwill	5,191	5,191
Other assets	48	51

Total assets	$14,143	$12,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,139	$1,818
Accrued liabilities	1,584	1,379
Reserve for refunds	344	26
Current portion of capital lease obligations	82	130
Current portion of notes payable	2	502
Deferred revenue	3,945	3,081

Total current liabilities	8,096	6,936

Capital lease obligations and notes payable, net of current portion	67	61
Deferred tax liability	30	291

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 18,142 and 15,792 shares issued and outstanding at December 31, 2003 and 2002, respectively	18	16
Additional paid-in capital	12,176	9,691
Unearned compensation	(115)	—
Accumulated deficit	(6,129)	(4,421)

Total stockholders’ equity	5,950	5,286

Total liabilities and stockholders’ equity	$14,143	$12,574

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUE	$38,332	$29,628	$24,371

COSTS AND EXPENSES:

Cost of revenue	4,652	3,055	2,138

Product development	1,450	1,306	743

Sales and marketing	27,806	17,420	16,820

General and administrative	5,049	4,981	3,227

Depreciation and amortization	1,171	1,321	663

Impairment of intangible assets	183	—	—

Total costs and expenses	40,311	28,083	23,591

(Loss) income from operations	(1,979)	1,545	780

Other income (expense), net	13	(172)	(11)

(Loss) income before income tax benefit	(1,966)	1,373	769

Income tax benefit	258	251	25

Net (loss) income	$(1,708)	$1,624	$794

(Loss) earnings per common share:
Basic	$(0.10)	$0.10	$0.06

Diluted	$(0.10)	$0.09	$0.05

Weighted average common and common equivalent shares outstanding:
Basic	16,675	15,730	13,961

Diluted	16,675	17,132	15,110

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at January 1, 2001	13,553	$14	$7,140	$(9)	$(6,839)	$306
Common stock issued in connection with acquisition of DietSmart	1,917	2	2,030	—	—	2,032
Stock options issued in connection with acquisition of DietSmart	—	—	314	—	—	314
Stock options and warrants granted	—	—	191	—	—	191
Stock options vested or forfeited	—	—	—	7	—	7
Stock options and warrants exercised	33	—	19	—	—	19
Common stock registration costs	—	—	(50)	—	—	(50)
Net income	—	—	—	—	794	794

Balance at December 31, 2001	15,503	16	9,644	(2)	(6,045)	3,613
Retirement of common stock previously issued	(30)	—	(67)	—	—	(67)
Stock options and warrants granted	—	—	77	2	—	79
Stock options and warrants exercised	319	—	91	—	—	91
Common stock registration costs	—	—	(54)	—	—	(54)
Net income	—	—	—	—	1,624	1,624

Balance at December 31, 2002	15,792	16	9,691	—	(4,421)	5,286
Stock options granted	—	—	129	(115)	—	14
Stock options exercised with stock	13	—	37	—	—	37
Stock options and warrants exercised	2,337	2	2,342	—	—	2,344
Common stock registration costs	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	(1,708)	(1,708)

Balance at December 31, 2003	18,142	$18	$12,176	$(115)	$(6,129)	$5,950

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,708)	$1,624	$794
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	654	659	531
Amortization of intangibles	517	662	132
Provision for bad debt	17	69	29
Stock based compensation	51	79	198
Loss on disposal of fixed assets	73	133	—
Impairment of intangible assets	183	—	—
Deferred tax benefit	(261)	(249)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(87)	(710)	396
Prepaid expenses and other current assets	1,209	(611)	(14)
Restricted cash	561	(494)	(121)
Other assets	—	(6)	(42)
Accounts payable and accrued liabilities	844	626	(261)
Deferred revenue	864	888	519

Net cash provided by operating activities	2,917	2,670	2,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(677)	(647)	(538)
Cash paid for acquisition, net of cash acquired of $145	—	—	(689)

Net cash used in investing activities	(677)	(647)	(1,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	(23)	(54)	(50)
Proceeds from exercise of stock options and warrants	2,344	91	19
Retirement of common stock	—	(67)	—
Repayment of notes payable	(502)	(1,521)	—
Repayment of capital lease obligations	(140)	(170)	(98)

Net cash provided by (used in) financing activities	1,679	(1,721)	(129)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,919	302	755
Cash and cash equivalents, beginning of year	2,144	1,842	1,087

Cash and cash equivalents, end of year	$6,063	$2,144	$1,842

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$132	$33	$33

Income taxes	$—	$—	$25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$100	$113	$179

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 include U.S. Treasury note securities with a fair value, which approximates cost, of $3,600,000 and a maturity date of January 22, 2004. The Company has classified these investments as held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

RESTRICTED CASH

Restricted cash in the accompanying consolidated balance sheets consists of funds held by financial institutions as collateral for a letter of credit established pursuant to certain capital lease agreements.

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

The Emerging Issues Task Force (EITF) issued its consensus on Issue No. 00-2, Accounting for Web Site Development Costs. (EITF 00-2). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2. Costs capitalized pursuant to EITF 00-2 are included in property and equipment in the accompanying consolidated balance sheets.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INTANGIBLES

Intangible assets are being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. During the second quarter of 2003, the Company reviewed the intangible assets acquired in the acquisition of DietSmart, Inc. (DietSmart) in October 2001 and determined that certain identifiable intangibles, specifically the developed technology and DietSmart trade name, had been impaired. The Company determined that the aggregate amount of the future discounted cash flows that would be generated by the DietSmart website was less than the carrying amount of the related intangible assets as of June 30, 2003 by approximately $183,000. As a result, the Company recorded an impairment charge in its Consolidated Statement of Operations for the year ended December 31, 2003.

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

As of December 31, 2003, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets consist of the following (in thousands):

	December 31,
	2003	2002
Email address list	$838	$838
Developed technology	254	338
Trademarks and trade names	293	392

	1,385	1,568
Less accumulated amortization	(1,305)	(794)

	$80	$774

Amortization expense related to intangible assets is expected to be $80,000 for year ended December 31, 2004.

EQUITY INVESTMENT

The Company has a 60% interest in a foreign joint venture, eDiets Europe Limited (eDiets Europe), that is accounted for under the equity method of accounting. The amount of the investment recorded to date is zero as it has been limited to the license of the Company’s international technology rights. Accordingly, since the Company has not invested any funds, nor is it committed to do so, the Company has not recorded its share of the joint venture’s losses since inception. eDiets Europe’s cumulative losses since inception totaled approximately $200,000 at December 31, 2003. Once the Company makes a cash investment or commitment to fund the joint venture, the Company will record its share of the losses to date, up to the amount funded.

REVENUE RECOGNITION

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions to the Company’s programs paid in advance are deferred and recognized on a straight-line basis over the period of the subscription. When upfront registration fees are charged they are deferred and recognized over the expected term of service.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Company obligations typically include guarantees of a minimum number of “impressions” or times that visitors to the Company’s web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to the Company’s Web sites who have authorized the Company to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant Company obligation remains and collection is probable.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E-commerce revenue is derived from the sale of motivational tapes or compact disks, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped. Commission revenue is derived from third party vendors on sales of products and services advertised on the Company’s Web sites. Commission revenue is recognized when the third party vendor ships the product and collection is probable.

Revenue by type for the three years ended December 31, 2003 is as follows (in thousands):

	2003	2002	2001
Membership	$32,935	$26,365	$22,521
Advertising and sale of opt-in email addresses	3,390	1,946	816
e-commerce	740	963	408
Commissions	1,267	354	626

	$38,332	$29,628	$24,371

COST OF REVENUE

Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, advertising servicing fees, salary payments to our nutritional staff, product and fulfillment costs related to e-commerce sales, and revenue sharing costs mainly related to the exclusive license agreements with third party nutritional and fitness companies.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees, under the plan, with an exercise price below the market value of the underlying common stock on the date of grant with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $14,000 for the year ended December 31, 2003. Additionally, during the year ended December 31, 2003 the Company recorded a $37,000 expense in connection with the exercise of certain stock options that were exercised with shares of common stock rather than cash.

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

	2003	2002	2001
Net (loss) income - as reported	$(1,708)	$1,624	$794
Stock-based compensation expense included in reported net (loss) income	14	64	34
Pro forma compensation expense	(567)	(1,030)	(1,033)

Pro forma net (loss) income	$(2,261)	$658	$(205)

Basic (loss) earnings per share
As reported	$(0.10)	$0.10	$0.06

Pro forma	$(0.14)	$0.04	$(0.01)

Diluted (loss) earnings per share
As reported	$(0.10)	$0.09	$0.05

Pro forma	$(0.14)	$0.04	$(0.01)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expenses incurred for the three years ended December 31, 2003 totaled approximately $22,252,000, $12,887,000 and $14,443,000, respectively.

At December 31, 2003 and 2002, the Company had approximately $118,000 and $1,200,000, respectively, of prepaid advertising costs representing future online banner advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

BARTER TRANSACTIONS

The Company did not recognize any revenues or expenses related to barter transactions for each of the three years in the period ended December 31, 2003. The Company did not enter into barter transactions for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, the Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable, for approximately 392 million and 130 million impressions on its website, respectively.

(LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share for the year ended December 31, 2003 as they would have been antidilutive.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

COMPREHENSIVE (LOSS) INCOME

There was no difference between the Company’s net (loss) income and its total comprehensive (loss) income for the periods presented.

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

RECLASSIFICATIONS

Certain reclassifications of the prior years’ consolidated financial statements have been made to conform to the current year’s presentation.

3. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $62,000 and $66,000 at December 31, 2003 and 2002, respectively.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Office and computer equipment	$1,559	$1,338
Software	1,627	1,179
Furniture and fixtures	116	112
Leasehold improvements	69	61

	3,371	2,690
Less accumulated depreciation and amortization	(2,251)	(1,617)

	$1,120	$1,073

Software includes approximately $1,324,000 and $982,000 of costs associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2003 and 2002, respectively. Included in property and equipment is equipment under capital leases of approximately $598,000 and $498,000 as of December 31, 2003 and 2002, respectively, less accumulated amortization of approximately $460,000 and $318,000, respectively. Depreciation expense includes amortization of equipment under capital leases.

5. ACQUISITION OF DIETSMART

On October 19, 2001, the Company acquired all of the outstanding capital stock of DietSmart. DietSmart is an online weight-loss service that provides its customers with custom tailored diet programs for a fee. As a result of the acquisition, DietSmart became a wholly-owned subsidiary of the Company.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company purchased DietSmart by issuing two million shares of common stock, valued at $2.0 million based on the average closing price of the stock in the days immediately preceding and following the transaction, and $2.5 million of cash consideration. The Company also issued 329,724 stock options with an aggregate fair value of approximately $226,000 in exchange for all the DietSmart stock options outstanding. The cash consideration was payable in five equal installments with a quarterly compounded interest rate of 6%. In January 2003, the final payment of $500,000 plus accrued interest was made by the Company.

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

$1,568

The following presents the pro forma results of the Company for the year ended December 31, 2001 as if the acquisition had occurred at the beginning of the respective period (in thousands, except per share data). Pro forma results are not necessarily indicative of actual results.

2001
Revenues	$27,927
Net loss	$(1,110)
Diluted loss per common share	$(0.07)
Weighted average common shares outstanding	15,489

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Advertising	$604	$484
Accrued compensation and employee benefits	416	412
Accrued interest	—	106
Professional fees	208	85
Other	356	292

	$1,584	$1,379

7. REFUNDS RESERVE

The Company collects customer subscription amounts in advance and maintains a reserve for refunds, mainly related to the cancel anytime plans introduced in 2003. Under the cancel anytime plans, customers are entitled to cancel their memberships and receive a full refund for the unused portion of the membership. The refunds reserve at December 31, 2003 and 2002 was approximately $344,000 and $26,000, respectively.

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant’s contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the three years ended December 31, 2003 were approximately $60,000, $50,000 and $40,000, respectively.

9. STOCKHOLDERS’ EQUITY

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

In connection with the above transaction, a total of 640,625 warrants, each to purchase one share of common stock at an exercise price of $2.50 per share, were issued to the placement agent. The quantity and price of such warrants were subject to adjustment in certain events. On March 28, 2001 an adjustment was made to the quantity and price of the placement agent warrants. Under the terms of the modified warrant agreement, the placement agent and its designees held 950,000 warrants, each to purchase one share of common stock at an exercise price of $1.38 per share. The excess of the fair value of the new warrants over the value of the original warrants at the date of modification was charged to equity in the first quarter of 2001. In June 2001, 22,244 placement agent warrants were exercised pursuant to the cashless exercise feature of the warrants, resulting in the issuance of 4,462 shares of common stock. No proceeds were received by the Company in connection with the exercise. In January 2002, an additional 22,244 placement agent warrants were exercised pursuant to the cashless exercise feature of the warrants, resulting in the issuance of 9,393 shares of common stock. No proceeds were received by the Company in connection with the exercise. In September 2003, an additional 420,373 placement agent warrants were exercised pursuant to the cashless exercise feature of the warrants, resulting in the issuance of 303,769 shares of common stock. No proceeds were received by the Company in connection with the exercise. During 2003, an additional 430,049 placement agent warrants were exercised, resulting in approximately $591,000 of proceeds to the Company. The remaining 55,090 warrants are exercisable through November 2004 and under the modified agreement are redeemable at the option of the Company upon the occurrence of certain events.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2001, the Company entered into a consulting agreement whereby the consultant was to work with management to strategize and coordinate all public, media and investor relations efforts for the Company for a one-year period. As compensation to the consultant, the Company issued 400,000 warrants with an exercise price of $0.75 per share. The warrants had immediate vesting and are exercisable through January 2004. The fair value of the warrants totaled approximately $158,000, which was recognized as consulting expense in the accompanying consolidated statement of operations for the year ended December 31, 2001. During 2003, 220,000 warrants were exercised resulting in approximately $165,000 of proceeds to the Company. The remaining 180,000 warrants are exercisable through January 2004.

In connection with the acquisition discussed in Note 5, a total of 1,916,719 shares of the Company’s common stock and 83,281 options, each to purchase one share of common stock at an exercise price of $0.01 per share, were issued in exchange for all of the outstanding capital stock of DietSmart.

At December 31, 2003, common shares reserved for future issuance are as follows:

Stock Options	2,963,895
Warrants	235,090

Total	3,198,985

STOCK OPTIONS

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 247,656 options remained outstanding as of December 31, 2003.

In July 1999, the Company granted an aggregate of 159,993 options to a key employee exercisable over a period of ten years at an exercise price of $2.00 per share. At December 31, 2003 the options had been exercised.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two-year period and expire five years from the date of grant. The Plan also provides for the automatic issuance of options to non-employee directors of the Company on an annual basis. Such options have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five years. As of December 31, 2003, 2,683,739 options are outstanding under the Plan.

Certain options granted to employees were at an exercise price lower than the estimated fair market value of the underlying common stock at the grant date. Compensation expense has been recognized on a straight-line basis for the excess of the estimated fair market value over the exercise price and totaled approximately $14,000, $2,000 and $7,000 for the three years ended December 31, 2003, respectively.

For the three years ended December 31, 2003, a total of 1,458,000, 310,000 and 29,000 stock options were exercised by the holders, resulting in proceeds of approximately $1,588,000, $91,000 and $19,000 to the Company, respectively.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity relating to the Company’s stock options for the years ended December 31, 2003, 2002 and 2001 is presented below (shares in thousands):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,845	$1.44	4,098	$1.23	2,722	$1.27
Granted	828	2.94	1,069	1.85	1,638	1.17
Exercised	(1,458)	1.17	(310)	0.29	(29)	0.66
Forfeited	(251)	1.35	(1,012)	1.35	(233)	1.40

Outstanding at end of year	2,964	2.00	3,845	1.44	4,098	1.23

Options exercisable at end of year	2,133	$1.65	3,105	$1.35	2,858	$1.21

Weighted average exercise price of options granted during the year:
Issued at market price		$2.96		$1.63		$1.26

Issued above market price		n/a		$2.45		n/a

Issued below market price		$2.86		n/a		$0.08

Weighted average fair value of options granted during the year:
Issued at market price		$1.76		$0.83		$0.64

Issued above market price		n/a		$1.17		n/a

Issued below market price		$2.03		n/a		$1.22

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Outstanding At December 31, 2003	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable At December 31, 2003	Weighted Average Exercise Price
$0.01 to 0.03	248	2.6	$ 0.01	248	$ 0.01
0.27 to 1.50	561	2.6	1.20	509	1.20
1.51 to 2.00	1,204	1.8	1.89	1,090	1.92
2.01 to 2.86	524	3.5	2.06	186	2.42
3.66 to 4.01	427	4.9	3.75	100	3.66

	2,964	2.8	2.00	2,133	1.65

Pro forma information is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model for 2003, 2002 and 2001 grants with the following weighted average assumptions: expected volatility factor of 60%; risk free interest rates of 3.0% for 2003, 3.9% for 2002 and 4.2% for 2001; dividend yield of 0%; and expected life of 5.0 years for 2003 and 4.0 years for 2002 and 2001. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because the determination of the fair value of the Company’s options is based on the assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future years. Refer to Note 2 for the pro forma effect of fair value reporting on the results of operations and (loss) earnings per share for the three years ended December 31, 2003.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office spaces under non-cancelable operating leases, which expire through September 2006. The Company also leases certain office and computer equipment under non-cancelable capital leases expiring through 2006. Commitments for minimum rentals under non-cancelable leases at the end of 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$93	$198
2005	50	147
2006	23	123

Total minimum lease payments	166	$468

Less amount representing interest	(17)

Present value of minimum lease payments	$149

Rental expense under operating leases was approximately $218,000, $282,000 and $106,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In July 2001, the Company entered into a lease agreement for office space in Deerfield Beach, Florida. In accordance with this lease, the landlord retains a lien and security interest in all property within the building, including all furniture and equipment, to secure payments for all rents arising under the lease.

The Company is not currently a party to any material legal proceedings, other than as described below. In the ordinary course of business, our company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

In November 2003, Weight Watchers International brought a lawsuit against the Company in the United States District Court for the Southern District of New York, alleging trademark, trade dress and copyright infringement against the Company stemming from the purported appearance of the Company’s pop-up advertisements on or under Weight Watchers websites. In addition to damages, Weight Watchers is seeking injunctive relief. In response, the Company has asserted a counterclaim against Weight Watchers for tortious interference with business relationships. The Company has also asserted third party claims against its on-line advertising agency and several third-party online marketers, for breach of contract and negligence in connection with their roles in placing the allegedly infringing advertisements. The Company filed its answer, with counterclaim and third party complaint, with the court in December 2003. At the present time the Company is unable to predict the outcome of this lawsuit, or provide an estimate of losses, if any, likely to be incurred in connection with this matter. Management does not believe that the impact on the Company’s financial condition or results of operations will be material.

Also in November 2003, Weight Watchers International filed a trade complaint against the Company for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserts that several advertisements and claims made on the Company’s web site and in banner advertisements are false and misleading and cannot be substantiated. The Company’s response to this complaint was submitted in January 2004. The National Advertising Division of the Better Business Bureau will consider the information submitted by the parties and will decide whether or not any modifications should be made to the Company’s advertising that was the subject to the Weight Watchers complaint. Compliance with the National Advertising Division’s recommendations are voluntary, however, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that the Company does not comply with the recommendations.

The Company has online advertising commitments with major Internet portals totaling approximately $19,109,000 in 2004.

The Company has an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2005. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee the obligations under capital leases for computer servers. As of December 31, 2003, the Company had approximately $134,000 in leased equipment against the letter of credit.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2003, 2002 and 2001, a former member of the Company’s Board of Directors provided consulting services to the Company beyond his duties as a director. As compensation for these services, in January 2002 and June 2001, the Company granted the director vested options to purchase 25,000 and 25,000 shares of common stock at an exercise price of $1.75 and $1.38 per share, respectively. Compensation expense of approximately $24,000 and $20,000 has been recognized for the fair value of the options and is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001, respectively. Additionally, the former director earned royalties of approximately $26,000, $44,000 and $19,000 for the three years ended December 31, 2003, respectively, related to certain e-commerce sales of the Company.

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

11. INCOME TAXES

The components of the income tax benefit for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Current tax (expense) benefit	$(3)	$2	$(25)
Deferred tax benefit	261	249	50

Total	$258	$251	$25

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$3,033	$2,923
Deferred compensation	133	128
Allowance for doubtful accounts and reserve for refunds	151	34
Other	9	2

	3,326	3,087
Valuation allowance	(3,302)	(2,611)

Total deferred tax assets	24	476

Deferred tax liabilities:
Depreciation and amortization	(24)	(17)
Identifiable intangibles	(30)	(291)
Prepaid expenses	—	(459)

Total deferred tax liabilities	(54)	(767)

Net deferred income taxes	$(30)	$(291)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $3,302,000 and $2,611,000 valuation allowance at December 31, 2003 and 2002, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of approximately $691,000, $(1,108,000) and $1,266,000, respectively.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2003, the Company had approximately $14,389,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2021. Approximately $6,786,000 of the net operating loss carryforwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. During 2002, the Company completed a study and determined that a change in control, as defined under Section 382 of the Internal Revenue Code, had occurred and, as a result, the Company’s net operating loss carryforwards existing at the time of the change in control are limited to approximately $1,664,000 on an annual basis and could expire unused.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Tax at U.S. statutory rate	(34.00)%	34.00%	34.00%
State taxes, net of federal benefit	(3.55)	3.75	3.87
Non-deductible items	0.78	1.29	2.53
Changes in valuation allowance	23.49	(57.05)	(46.60)
Other	—	(0.27)	2.98

	(13.28)%	(18.28)%	(3.22)%

12. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three years ended December 31, 2003 (in thousands, except per share information):

	2003	2002	2001
Basic (loss) earnings per common share:

Net (loss) income	$(1,708)	$1,624	$794

Weighted average common shares outstanding	16,675	15,730	13,961

Basic (loss) earnings per common share	$(0.10)	$0.10	$0.06

Diluted (loss) earnings per common share:

Net (loss) income	$(1,708)	$1,624	$794

Weighted average common shares outstanding	16,675	15,730	13,961

Effect of dilutive potential common shares:
Stock options and warrants	—	1,402	1,149

Adjusted weighted average shares and assumed conversions	16,675	17,132	15,110

Diluted (loss) earnings per common share	$(0.10)	$0.09	$0.05

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003, and its adoption had no material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were originally to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB deferred the adoption of FIN 46 for variable interest entities acquired by a public enterprise that is a small business issuer to the first fiscal period that ends after December 15, 2004. The Company has determined that the consolidation of eDiets Europe Limited, which is currently recorded under the equity method of accounting as described in Note 2, is not required under FIN 46, as revised.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The amendments to SFAS 133 Accounting for Derivative Instruments and Hedging Activities, improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 in the third quarter of 2003, and its adoption had no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in the third quarter of 2003, and its adoption had no material impact on its financial statements.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.

99.2	Compensation Committee Charter.

99.3	Nominating Committee Charter.