Form 10-Q
period 2004-03-31
EDIETS COM INC
filed 2004-04-30
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard

Deerfield Beach, Florida 33442

(Address of principal executive offices)

(954) 360-9022

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 27, 2004, there were 20,278,741 shares of common stock, par value $.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,797	$6,063
Accounts receivable, net	1,462	970
Prepaid advertising costs	330	118
Prepaid expenses and other current assets	466	351

Total current assets	8,055	7,502

Restricted cash	204	202
Property and equipment, net	1,221	1,120
Intangibles, net	—	80
Goodwill	5,191	5,191
Other assets	47	48

Total assets	$14,718	$14,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,528	$2,139
Accrued liabilities	1,858	1,584
Reserve for refunds	387	344
Current portion of capital lease obligations and notes payable	55	84
Deferred revenue	4,108	3,945

Total current liabilities	10,936	8,096
Capital lease obligations, net of current portion	93	67
Deferred tax liability	—	30

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	19	18
Additional paid-in capital	12,915	12,176
Unearned compensation	(104)	(115)
Accumulated deficit	(9,141)	(6,129)

Total stockholders’ equity	3,689	5,950

Total liabilities and stockholders’ equity	$14,718	$14,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE	$11,076	$7,331

COSTS AND EXPENSES:
Cost of revenue	1,494	872
Product development	486	284
Sales and marketing	10,167	6,798
General and administrative	1,689	1,097
Depreciation and amortization	236	332
Impairment of intangible assets	54	—

Total costs and expenses	14,126	9,383

Loss from operations	(3,050)	(2,052)
Other income (expense), net	11	(10)
Income tax benefit	26	59

Net loss	$(3,013)	$(2,003)

Loss per common share:
Basic and diluted	$(0.16)	$(0.13)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	18,480	15,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,013)	$(2,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	208	166
Amortization of intangibles	28	166
Provision for bad debt	105	—
Stock-based compensation	11	—
Loss on disposal of fixed assets	—	6
Impairment of intangible assets	54	—
Deferred tax benefit	(30)	(62)
Changes in operating assets and liabilities:
Accounts receivable	(598)	100
Prepaid expenses and other assets	(326)	(209)
Restricted cash	(2)	554
Accounts payable and accrued liabilities	2,706	501
Deferred revenue	163	680

Net cash used in operating activities	(694)	(101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261)	(203)

Net cash used in investing activities	(261)	(203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	748	22
Repayment of capital lease obligations	(49)	(36)
Common stock registration costs	(9)	—
Repayment of notes payable	(1)	(500)

Net cash provided by (used in) financing activities	689	(514)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(266)	(818)
Cash and cash equivalents, beginning of period	6,063	2,144

Cash and cash equivalents, end of period	$5,797	$1,326

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4	$115

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$48	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

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

4. INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. During the first quarter of 2004 the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website the Company, in accordance with the Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), recorded an impairment charge in its Consolidated Statement of Operations for the quarter ended March 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

6. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees, under the plan, with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense has been recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $11,000 for the quarter ended March 31, 2004.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan.

	Three Months ended March 31,
	2004	2003
	(in thousands)
Net loss - as reported	$(3,013)	$(2,003)
Stock-based compensation expense included in reported net loss	11	—
Pro forma compensation expense	(186)	(95)

Pro forma net loss	$(3,188)	$(2,098)

Basic and diluted loss per share
As reported	$(0.16)	$(0.13)

Pro forma	$(0.17)	$(0.13)

7. INCOME TAXES

The Company recorded approximately $26,000 and $59,000 of income tax benefit for the three months ended March 31, 2004 and 2003, respectively, primarily related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001. The Company expects to be able to offset any taxable income for the current year with the available net operating loss carryforwards from prior years.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings, other than as described below. In the ordinary course of business, our company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

In November 2003, Weight Watchers® International brought a lawsuit against the Company in the United States District Court for the Southern District of New York, alleging trademark, trade dress and copyright infringement against the Company stemming from the purported appearance of the Company’s pop-up advertisements on or under Weight Watchers websites. In addition to damages, Weight Watchers is seeking injunctive relief. In response, the Company has asserted a counterclaim against Weight Watchers for tortious interference with business relationships. The Company has also asserted third party claims against its on-line advertising agency and several third-party online marketers, for breach of contract and negligence in connection with their roles in placing the allegedly infringing advertisements. The Company filed its answer, with counterclaim and third party complaint, with the court in December 2003. At the present time the Company is unable to predict the outcome of this lawsuit, or provide an estimate of losses, if any, likely to be incurred in connection with this matter. Management does not believe that the impact on the Company’s financial condition or results of operations will be material.

Also in November 2003, Weight Watchers International filed a trade complaint against the Company for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserts that several advertisements and claims made on the Company’s web site and in banner advertisements are false, misleading or cannot be substantiated. The Company’s response to this complaint was submitted in January 2004. The National Advertising Division of the Better Business Bureau is considering the information submitted by the parties and will decide whether or not any modifications should be made to the Company’s advertising that was the subject of the Weight Watchers complaint. Compliance with the National Advertising Division’s recommendations is voluntary. However, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that the Company does not comply with its recommendations.

9. SUBSEQUENT EVENT

On April 12, 2004, eDiets.com, Inc. entered into a Securities Purchase Agreement for the issuance and sale of 1,600,000 shares of its common stock to several accredited institutional investors at a price of $4.40 per share, resulting in gross proceeds to the Company of $7,040,000. At the same time, David R. Humble, the Company’s chairman and chief executive officer, agreed to sell 600,001 shares to the investors at the same price. As part of this transaction, the Company agreed to register the resale of the common stock purchased by the investors with the Securities and Exchange Commission. The investors will also have the right to purchase up to 550,000 additional shares at the same price, within 90 days after the registration statement is declared effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	terroristic activities and the prospect of or the actuality of war.

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KSB, for the year ended December 31, 2003, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

We are executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. In 2003, we derived approximately 86% of our total revenues of $38,332,000 from the sale of approximately 406,000 personalized subscription-based online nutrition plans related to weight management, to dietary regimens such as vegetarianism and to specific medical conditions such as type 2 diabetes. Over 1.5 million consumers worldwide have become eDiets.com members since 1997. Nielsen//NetRatings has ranked eDiets.com as the Most Trafficked Health, Fitness & Nutrition Site for the week ending January 4, 2004, with over one million unique visitors. As of March 31, 2004, eDiets had approximately 203,000 paying subscribers.

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

Our nutrition plans, which are paid in advance by consumers, are currently priced between $2.99 and $5.00 per week and offered in increments of 13 weeks with the ability to cancel and receive a refund of the unused portion of the subscription. Substantially all of our members currently purchase programs and products using credit cards, with renewals billed automatically, until cancellation.

General information about us can be found at http://www.eDiets.com/company/company.cfm. We make available our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB or Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, free of charge on our web site.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2003 Form 10-KSB. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in our Web sites. Revenues from customer subscriptions to the Company’s programs represent the majority of our business and are paid in advance mainly via credit cards. The weekly subscription fees for our nutrition plans are currently priced between $2.99 and $5.00 and are deferred and recognized on a straight-line basis over the period of the subscription. When upfront registration fees are charged they are deferred and recognized over the expected term of service.

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

Commission revenue is derived from third party vendors on sales of products advertised on our Web sites. Commission revenue is recognized when the third party vendor ships the product and collection is probable.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize revenue based on the gross amount billed based on the relevant facts of our exclusive license agreements with third party nutritional and fitness companies, while the license fee owed to the third party is included in cost of revenues.

We collect customer subscription amounts in advance and maintain a reserve for refunds, mainly related to the cancel anytime plans introduced in April 2003. Under the cancel anytime plans, customers are entitled to cancel their memberships and receive a full refund for the unused portion of the membership.

GOODWILL AND INTANGIBLE ASSETS:

We recorded goodwill and intangible assets in the fourth quarter of 2001 with the acquisition of DietSmart, Inc. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets acquired, which consisted of mailing lists, developed technology and trademarks and trade names.

The value of the mailing list was determined by calculating its cash flow generating capacity over the expected two year economic life of the list and was fully amortized at December 31, 2003.

The value of trademarks and trade names, which originally had an estimated life of three years, was based on management’s intention to use the DietSmart website as a platform to potentially test new marketing and services, while at the same time using the DietSmart website to direct traffic to the eDiets website.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. We perform our annual impairment test on October 1 of each year. We reviewed the value of goodwill recorded on our books as of January 1, 2002, October 1, 2002 and October 1, 2003 in accordance with SFAS No. 142 and have determined that no impairment exists. As of March 31, 2004, we had goodwill of $5.2 million.

During the first quarter of 2004 the Company shut-down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website the Company, in accordance with SFAS No. 144, recorded an impairment charge in its Consolidated Statement of Operations for the quarter ended March 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe for the license of our international technology rights. We use the equity method of accounting for this investment, as opposed to consolidating the results, since we do not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we have not invested any cash nor have we made any commitments to fund the entity, we have not recorded any losses of eDiets Europe to date. In the future, if we fund the entity, or commit to fund, we will then be required to record our current share of the joint venture’s cumulative losses, up to the amount of funds invested or committed. It is uncertain at this time if we will ever fund or commit to fund eDiets Europe.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of March 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2004	2003
Revenue	100%	100%
Cost of revenue	13	12
Product development	4	4
Sales and marketing	92	93
General and administrative	15	15
Depreciation and amortization	2	5
Impairment of intangible assets	*	—
Other income (expense), net	*	*
Income tax benefit	*	*

Net loss	(27)%	(27)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO MARCH 31, 2003

Revenue: Our revenue for the three months ended March 31, 2004 was $11,076,000, an increase of 51%, as compared to $7,331,000 for the three months ended March 31, 2003. Membership revenue totaled approximately $9,453,000 for the quarter ended March 31, 2004, an increase of 56% over membership revenue of approximately $6,063,000 in the corresponding period in the prior year due to a higher average base of paying members coupled with price increases that were introduced in April 2003. Paying members as of March 31, 2004 were approximately 203,000 compared to approximately 190,000 as of March 31, 2003. The increase in paying members was primarily due to the introduction of exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and the offer of personalized versions of these approaches in addition to our own internally-developed plans as well as to increased advertising expenditures. To date, we have obtained exclusive licenses to offer the Atkins Nutritional Approach™, ZonePerfect Nutrition, Shape Up! inspired by Dr. Phil McGraw’s book, The Ultimate Weight Solution, the Perricone Nutritional Face Lift™ and the Slim·Fast® personalized online program. Other revenues, consisting of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $1,623,000 for the quarter ended March 31, 2004, an increase of 28% over other revenues of approximately $1,268,000 in the corresponding period in the prior year due primarily to increases in advertising and commission revenues.

As of March 31, 2004, deferred revenue, which relates to payments for which services had not yet been provided, totaled $4.1 million compared to $3.9 million at the prior year end.

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, revenue sharing costs, advertising servicing fees, salary payments to our nutritional staff and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to

$1,494,000 or 13% of revenue for the three months ended March 31, 2004 from $872,000 or 12% of revenue for the three months ended March 31, 2003. The dollar increase was primarily due to royalty payments under the exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $486,000 or 4% of revenue for the three months ended March 31, 2004 from $284,000 or 4% of revenue for the three months ended March 31, 2003. The dollar increase for the three months ended March 31, 2004 as compared to the corresponding period in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web sites.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. These expenses increased to $10,167,000 or 92% of revenue for the three months ended March 31, 2004 from $6,798,000 or 93% of revenues for the three months ended March 31, 2003. The dollar increase in sales and marketing expense was primarily due to an increase in our advertising efforts in the current quarter. Advertising expense totaled approximately $8,411,000 for the quarter ended March 31, 2004, an increase of 53% over advertising expense of $5,515,000 for the corresponding period in the prior year.

For the remainder of 2004, we expect the online advertising market to continue to be subject to higher costs per click than in 2003, pre-emptions of ad impressions already under contract and higher sell-out rates, which lower the availability of “make good” advertising inventory. These trends could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. We are in the process of developing alternative channels of customer acquisition, including direct response television and retail locations. It is not yet known if these channels will yield members at low enough acquisition cost to become meaningful sources of members.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,689,000 or 15% of revenue for the three months ended March 31, 2004 from $1,097,000 or 15% of revenue for the three months ended March 31, 2003. The dollar increase was primarily due to increases in head count.

Depreciation and Amortization: Depreciation and amortization expenses decreased to $236,000 or 2% of revenue for the three months ended March 31, 2004 from $332,000 or 5% of revenue for the three months ended March 31, 2003. The dollar decrease was mainly due to a lower base of intangible assets subject to amortization in 2004.

Impairment of Intangible Assets: During the first quarter of 2004 the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website, the Company recorded an impairment charge in its Consolidated Statement of Operations for the quarter ended March 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income (Expense), net: Other income (expense), net, which consists of interest income offset by interest expense, increased from an expense of $10,000 for the three months ended March 31, 2003 to income of $11,000 for the three months ended March 31, 2004. The increase was primarily due the prior year’s interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart in October 2001, for which we made the final payment in January 2003, as well as the termination of several capital lease agreements which reduced the interest expense in the current quarter.

Income Tax Benefit: Income tax benefit of $26,000 and $59,000 for the three months ended March 31, 2004 and 2003, respectively, relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. We expect to be able to offset any taxable income for the current year with available net operating loss carryforwards from prior years.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $3,013,000 and $2,003,000 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported $694,000 and $101,000 of net cash used by operations for the three months ended March 31, 2004 and 2003, respectively. The $694,000 net cash used in the first quarter of 2004 was primarily attributable to our net loss and increases in accounts receivable and prepaid expenses, offset by an increase in accounts payable, accrued expenses, and deferred revenue. The $101,000 of net cash used by operations in the three months ended March 31, 2003 was primarily attributable to our net loss and increases in prepaid expenses, offset by increases in accounts payable, accrued liabilities and deferred revenue and a decrease in restricted cash.

Cash Flows from Investing Activities: Our investing activities used $261,000 and $203,000 in the three months ended March 31, 2004 and 2003, respectively, primarily for purchases of computer equipment.

Cash Flows from Financing Activities: Our financing activities provided $689,000 in the three months ended March 31, 2004 and used $514,000 in the corresponding period in the prior year. The cash provided in 2004 was primarily attributable to proceeds from the exercise of stock options offset by the repayment of capital lease obligations, common stock registration costs, and repayment of notes payable. The cash usage in the first quarter of 2003 was primarily attributable to the repayment of notes payable issued in connection with the 2001 acquisition of DietSmart and to the repayment of capital lease obligations. As of March 31, 2004, the Company’s debt totaled $148,000 and consists primarily of capital lease obligations.

Available Cash: At March 31, 2004, we had $5,797,000 of unrestricted cash and cash equivalents and $204,000 in restricted cash. On April 12, 2004, we entered into a Securities Purchase Agreement for the issuance and sale of 1,600,000 shares of our common stock to several institutional investors at a price of $4.40 per share, resulting in approximately $6.6 million in net proceeds. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all. The Securities Purchase Agreement described above places certain restrictions on our ability to undertake additional equity financings with new investors for up to 12 months following the date of the closing of that offering.

Contractual Obligations: The following summarizes future cash outflows related to our contractual obligations at March 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	Over 3 years
Contractual obligations:
Capital lease obligations	$163	$82	$81	$—
Operating leases	3,329	248	1,008	2,073
Online advertising	17,408	15,651	1,757	—

Total contractual cash obligations	$20,900	$15,981	$2,846	$2,073

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2005. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of March 31, 2004, we had approximately $139,000 in leased equipment against the letter of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined that the consolidation of eDiets Europe Limited, which is currently recorded under the equity method of accounting, is not required under FIN 46, as revised.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet contains financial instruments in the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. The Company estimates that the cost of these financial instruments approximates fair value at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. They have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Items 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 1. Legal Proceedings

Other than as described below, we currently are not a party to any material legal proceedings. In the ordinary course of business, our company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

In November 2003, Weight Watchers® International brought a lawsuit against us in the United States District Court for the Southern District of New York, alleging trademark, trade dress and copyright infringement against us stemming from the purported appearance of our pop-up advertisements on or under Weight Watchers websites. In addition to damages, Weight Watchers is seeking injunctive relief. In response, we have asserted a counterclaim against Weight Watchers for tortious interference with business relationships. We have also asserted third party claims against our on-line advertising agency and several third-party online marketers, for breach of contract and negligence in connection with their roles in placing the allegedly infringing advertisements. We filed our answer, with counterclaim and third party complaint, with the court in December 2003. At the present time we are unable to predict the outcome of this lawsuit, or provide an estimate of losses, if any, likely to be incurred in connection with this matter. We do not believe that the impact on our financial condition or results of operations will be material.

Also in November 2003, Weight Watchers International filed a trade complaint against eDiets for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserts that several advertisements and claims made on our web site and in banner advertisements are false, misleading or cannot be substantiated. Our response to this complaint was submitted in January 2004. The National Advertising Division of the Better Business Bureau is considering the information submitted by the parties and will decide whether or not any modifications should be made to the eDiets advertising that was the subject of the Weight Watchers complaint. Compliance with the National Advertising Division’s recommendations is voluntary. However, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that eDiets does not comply with its recommendations.

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

A report on Form 8-K was filed with the Securities and Exchange Commission on February 12, 2004 under Item 5 announcing that the Company was granted a listing on the Nasdaq SmallCap Market and would commence trading under the ticker symbol “DIET” on Tuesday, February 17, 2004 and under Item 12 reporting the Company’s results of operations for the year ended December 31, 2003.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: April 30, 2004