Form 10-Q
period 2004-06-30
EDIETS COM INC
filed 2004-08-04
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 25, 2004, there were 20,338,234 shares of common stock, par value $.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,064	$6,063
Accounts receivable, net	1,240	970
Prepaid advertising costs	99	118
Prepaid expenses and other current assets	554	351

Total current assets	10,957	7,502
Restricted cash	210	202
Property and equipment, net	1,299	1,120
Intangibles, net	—	80
Goodwill	5,191	5,191
Other assets	45	48

Total assets	$17,702	$14,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,325	$2,139
Accrued liabilities	2,392	1,584
Reserve for refunds	400	344
Current portion of capital lease obligations and notes payable	93	84
Deferred revenue	4,679	3,945

Total current liabilities	12,889	8,096
Capital lease obligations, net of current portion	86	67
Deferred tax liability	—	30
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	20	18
Additional paid-in capital	19,411	12,176
Unearned compensation	(93)	(115)
Accumulated deficit	(14,611)	(6,129)

Total stockholders’ equity	4,727	5,950

Total liabilities and stockholders’ equity	$17,702	$14,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE	$11,385	$9,049	$22,461	$16,380
COSTS AND EXPENSES:
Cost of revenue	1,595	1,062	3,089	1,934
Product development	518	420	1,004	705
Sales and marketing	12,896	7,689	23,063	14,487
General and administrative	1,691	1,156	3,380	2,253
Depreciation and amortization	181	339	417	671
Impairment of intangible assets	—	183	54	183

Total costs and expenses	16,881	10,849	31,007	20,233

Loss from operations	(5,496)	(1,800)	(8,546)	(3,853)
Other income (expense), net	27	(2)	38	(12)
Income tax benefit	—	62	26	122

Net loss	$(5,469)	$(1,740)	$(8,482)	$(3,743)

Loss per common share:
Basic and diluted	$(0.27)	$(0.11)	$(0.44)	$(0.24)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	20,104	15,975	19,276	15,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,482)	$(3,743)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	388	335
Amortization of intangibles	29	336
Provision (recoveries) for bad debts and sales returns	169	(18)
Stock-based compensation	22	—
Loss on disposals of fixed assets and impairment of intangible assets	55	276
Deferred tax benefit	(30)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(439)	28
Prepaid expenses and other current assets	(184)	1,270
Restricted cash	(8)	553
Accounts payable and accrued liabilities	4,037	1,043
Deferred revenue	734	1,170

Net cash (used in) provided by operating activities	(3,709)	1,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(460)	(347)

Net cash used in investing activities	(460)	(347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	768	150
Repayment of capital lease obligations	(79)	(72)
Repayment of notes payable	(1)	(501)
Issuance costs of common stock	(558)	(23)
Proceeds from issuance of common stock	7,040	—

Net cash provided by (used in) financing activities	7,170	(446)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,001	333
Cash and cash equivalents, beginning of period	6,063	2,144

Cash and cash equivalents, end of period	$9,064	$2,477

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8	$120

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$107	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The majority of the Company’s revenues are derived from the sale of subscriptions to those programs. The Company markets its programs primarily through advertising and other promotional arrangements on the World Wide Web and is moving towards the use of offline advertising and other promotional efforts as well.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

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

Intangible assets were being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website the Company, in accordance with the Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the quarter ended March 31, 2004 and six months ended June 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	STOCKHOLDERS’ EQUITY

In April 2004, the Company completed a private placement of 1.6 million shares of common stock at a price of $4.40 per share and rights to purchase an additional 550,000 shares of common stock at the same price for up to 90 days after June 3, 2004 (the date that the Company’s Registration Statement was declared effective). Net proceeds to the Company were approximately $6.5 million. The Company will use the net proceeds from the private placement for working capital and general corporate purposes.

Shortly after completion of this transaction, one of the investors advised the Company that it was considering whether it had any potential claims against the Company for allegedly false verbal statements made prior to the completion of the transaction. To date, the Company has not received a written demand from the investor. The Company does not believe that the investor has any viable claims or that there were any materially false statements made. If the investor makes a claim related to the April 2004 private placement of securities, the Company intends to defend its position vigorously.

6.	EQUITY INVESTMENT

The Company had a 60% interest in a foreign joint venture, eDiets Europe Limited (“eDiets Europe”), which was accounted for under the equity method of accounting. As of June 30, 2004, the investment recorded was zero as it had been limited to the license of the Company’s international technology rights. Accordingly, since the Company had not invested any funds, nor was it committed to do so, the Company did not record its share of the joint venture’s losses. On July 15, 2004, the Company acquired the remaining 40% interest in eDiets Europe held by Unislim Ireland for a combination of cash and common stock valued at approximately $2 million. As a result, eDiets Europe has become a wholly-owned subsidiary of eDiets.com, Inc. Consequently, the Company will consolidate the results of operations and accounts of eDiets Europe beginning in its third fiscal quarter ending September 30, 2004. See Note 10.

7.	STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $11,000 and $22,000 for the three and six months ended June 30, 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss - as reported	$(5,469)	$(1,740)	$(8,482)	$(3,743)
Stock-based compensation expense included in reported net loss	11	—	22	—
Pro forma compensation expense	(196)	(74)	(379)	(150)

Pro forma net loss	$(5,654)	$(1,814)	$(8,839)	$(3,893)

Basic and diluted loss per share
As reported	$(0.27)	$(0.11)	$(0.44)	$(0.24)

Pro forma	$(0.28)	$(0.11)	$(0.46)	$(0.24)

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	INCOME TAXES

The Company recorded approximately $26,000 of income tax benefit for the six months ended June 30, 2004 and $62,000 and $122,000 for the three and six months ended June 30, 2003, respectively. The income tax benefit primarily related to the amortization of intangible assets resulting from the DietSmart acquisition in October 2001.

9.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

In November 2003, Weight Watchers ® International brought a lawsuit against the Company in the United States District Court for the Southern District of New York, alleging trademark, trade dress and copyright infringement against the Company stemming from the purported appearance of the Company’s pop-up advertisements on or under Weight Watchers websites. In addition to damages, Weight Watchers was seeking injunctive relief. In response, the Company asserted a counterclaim against Weight Watchers for tortious interference with business relationships. The Company also asserted third party claims against its on-line advertising agency and several third-party online marketers, for breach of contract and negligence in connection with their roles in placing the allegedly infringing advertisements. The Company filed its answer, with counterclaim and third party complaint, with the court in December 2003. In June 2004 the parties agreed to settle the matter. The settlement did not impact the Company’s financial condition or results of operations.

Also in November 2003, Weight Watchers International filed a trade complaint against the Company for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserts that several advertisements and claims made on the Company’s web site and in banner advertisements are false, misleading or cannot be substantiated. The Company’s response to this complaint was submitted in January 2004. In May 2004, the National Advertising Division of the Better Business Bureau concluded that several of the Company’s advertisements should be modified and the Company is complying with these recommendations. Compliance with the National Advertising Division’s recommendations is voluntary. However, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that the Company does not comply with its recommendations. In June 2004, Weight Watchers appealed the decision of the National Advertising Division and requested that the National Advertising Review Board appoint a panel to review certain aspects of the decision. Weight Watcher’s request was subsequently granted by National Advertising Review Board. As with National Advertising Division decisions, compliance with the recommendations of the National Advertising Review Board is voluntary, however, the matter could be referred to the Federal Trade Commission to the extent that the Company does not comply with its recommendations.

10.	SUBSEQUENT EVENTS

On July 15, 2004, eDiets Europe entered into a 15-year exclusive licensing agreement involving eDiets.com’s online diet service in the United Kingdom and Ireland with Tesco Ireland Limited (“Tesco”). The license is renewable at Tesco’s option. Under terms of the agreement, Tesco acquired exclusive rights to use eDiets.com’s personalized diet technology in the United Kingdom and Ireland. As consideration for the rights and the existing eDiets.com business in the United Kingdom and Ireland, Tesco made an initial payment of approximately $3.7 million and will pay ongoing royalties. Tesco is a wholly-owned subsidiary of Tesco plc, a company located in the United Kingdom.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In addition, on July 15, 2004, eDiets BVI, Inc., an affiliate of eDiets.com, Inc., acquired all of the securities of eDiets Europe owned by Unislim Ireland Limited, Unislim Clubs Limited and Ciaran McCourt, a director of eDiets.com, Inc. and the Managing Director of eDiets Europe, for approximately $1.5 million and 255,605 shares of restricted common stock. As a result, eDiets Europe has become a wholly-owned subsidiary of eDiets BVI, Inc. Prior to this transaction the Company held a majority ownership interest in eDiets Europe. In accordance with U.S. Generally Accepted Accounting Principles, the Company did not include eDiets Europe’s accounts and results of operations in its consolidated financial statements prior to the acquisition. As a result of its acquisition of the remaining interest in eDiets Europe, the Company will consolidate the results of operations and accounts of eDiets Europe beginning in its third fiscal quarter ending on September 30, 2004.

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

OUR BUSINESS

We are executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. In 2003, we derived approximately 86% of our total revenues of $38,332,000 from the sale of approximately 406,000 personalized subscription-based online nutrition plans related to weight management, to dietary regimens such as vegetarianism and to specific medical conditions such as type 2 diabetes. Over 1.6 million consumers worldwide have become eDiets.com members since 1997. Nielsen//NetRatings has ranked eDiets.com as the Most Trafficked Health, Fitness & Nutrition Site for the week ending January 4, 2004, with over one million unique visitors. As of June 30, 2004, eDiets had approximately 229,000 paying subscribers.

During 2003, we undertook a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans. To date, eDiets has obtained licenses from Atkins Nutritionals, Inc., ZonePerfect Nutrition, Inc., Dr. Phil McGraw, author of The Ultimate Weight Solution, dermatologist Dr. Nicholas Perricone, author of The Perricone Prescription, Slim·Fast®,Inc., Bob Greene, fitness trainer for Oprah Winfrey, Bristol-Myers Squibb,Inc., producer of the ChoiceDM™ line of products for Type 2 diabetics and Bill Phillip, author of Fit for Life.

Our nutrition plans are currently priced at $2.99 per week. In addition, we offer other online services such as fitness programs, member support and recipe clubs at varying prices ranging from $1-$2 per week for each service. Programs are billed in advance in increments of 13 weeks with the ability to cancel after four weeks and receive a refund of the unused portion of the subscription. Substantially all of our members currently purchase programs and products using credit cards, with renewals billed automatically, until cancellation.

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

REVENUE RECOGNITION:

We offer subscriptions to the proprietary content contained in our Web sites. Revenues from customer subscriptions represent the majority of our business and are paid in advance mainly via credit cards. Subscriptions to our nutrition, fitness, support and recipe plans are currently priced between $1 and $2.99 per week and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the subscription. When upfront registration fees are charged they are deferred and recognized as revenue over the expected term of service.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection is probable. Our obligations typically include guarantees of a minimum number of “impressions” or times that visitors to our Web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to our Web sites who have authorized us to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant obligation remains and collection is probable.

E-commerce revenue is currently derived from the sale of motivational audio tapes or compact discs, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

Commission revenue is derived from third party vendors whose products are sold on our Web sites. Commission revenue is recognized when the third party vendor ships the product and collection is probable.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize gross subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

We collect customer subscription amounts in advance and maintain a reserve for refunds related to cancelable plans. Under cancelable plans, customers are entitled to cancel their memberships after the initial four weeks and receive a full refund for the unused portion of the membership.

GOODWILL AND INTANGIBLE ASSETS:

We recorded goodwill and intangible assets in the fourth quarter of 2001 in connection with the acquisition of DietSmart, Inc. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets acquired, which consisted of mailing lists, developed technology and trademarks and trade names.

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

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. We perform our annual impairment test on October 1 of each year. We reviewed the value of goodwill recorded on our books as of January 1, 2002, October 1, 2002 and October 1, 2003 in accordance with SFAS No. 142 and have determined that no impairment exists. As of June 30, 2004, we had goodwill of $5.2 million.

During the first quarter of 2004 the Company shut-down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website the Company, in accordance with the Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the quarter ended March 31, 2004 and the six months ended June 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe in exchange for the license of our international technology rights. We used the equity method of accounting for this investment, as opposed to consolidating the results, since we did not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we had not invested any cash nor had we made any commitments to fund the entity, we have not recorded any losses of eDiets Europe to date. On July 15, 2004, we acquired the remaining 40% interest in eDiets Europe held by Unislim Ireland for a combination of cash and common stock valued at approximately $2 million. As a result, eDiets Europe has become a wholly-owned subsidiary of the Company. Consequently, the Company will consolidate the results of operations and accounts of eDiets Europe beginning in its third fiscal quarter ending September 30, 2004.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of June 30, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100%	100%	100%	100%
Cost of revenue	14	12	14	12
Product development	5	5	4	4
Sales and marketing	113	84	103	88
General and administrative	15	13	15	14
Depreciation and amortization	2	4	2	4
Impairment of intangible assets	—	2	*	1
Other income (expense), net	*	*	*	*
Income tax benefit	—	1	*	1
Net loss	(48)%	(19)%	(38)%	(23)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Revenue: Our revenue for the three and six months ended June 30, 2004 was $11,385,000 and $22,461,000 as compared to $9,049,000 and $16,380,000 for the three and six months ended June 30, 2003, respectively. Membership revenue totaled approximately $9,666,000 and $19,118,000 for the three and six months ended June 30, 2004, an increase of 28% and 40% over membership revenue of approximately $7,578,000 and $13,641,000 in the corresponding periods in the prior year due to a higher average base of paying members coupled with price increases that were introduced in April 2003. Paying members as of June 30, 2004 were approximately 229,000 compared to approximately 210,000 as of June 30, 2003. The increase in paying members was primarily due to increased advertising expenditures and also the introduction of exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and the offer of personalized versions of these approaches in addition to our own internally-developed plans. Other revenues, consisting of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $1,719,000 and $3,343,000 for the three and six months ended June 30, 2004, an increase of 17% and 22% over other revenues of approximately $1,471,000 and $2,739,000 in the three and six month periods in the prior year, respectively, due primarily to increases in advertising and commission revenues.

As of June 30, 2004, deferred revenue, which relates to payments for which services had not yet been provided, totaled $4,679,000 compared to $4,251,000 in the corresponding period in the prior year.

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, revenue sharing costs, advertising servicing fees, salary payments to our nutritional staff and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to $1,595,000 and $3,089,000 for the three and six months ended June 30, 2004, respectively, as compared to $1,062,000 and $1,934,000 for the comparable periods in the prior year. The dollar increase for the three and six months ended June 30, 2004 as compared to the corresponding period in the prior year was primarily due to royalty payments under the exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $518,000 and $1,004,000 for the three and six months ended June 30, 2004, respectively, from $420,000 and $705,000 for the comparable periods in the prior year. The dollar increase for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web site.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. These expenses increased to $12,896,000 and $23,063,000 for the three and six months ended June 30, 2004, respectively from $7,689,000 and $14,487,000 for the comparable periods in the prior year. The dollar increase in sales and marketing expense for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year was primarily due to an increase in our online and offline advertising efforts in the current quarter. Advertising expense totaled approximately $11,018,000 and $19,429,000 for the three and six months ended June 30, 2004, respectively, an increase of 72% and 63% over advertising expense of $6,422,000 and $11,937,000 for the corresponding periods in the prior year.

For the remainder of 2004, we expect the online advertising market to continue to be subject to higher costs per impression than in 2003, preemptions of ad impressions already under contract and higher sell-out rates, which lower the availability of “make good” advertising inventory. These trends could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. We are in the process of developing alternative channels of customer acquisition. It is not yet known if these channels will yield members at low enough acquisition costs to become meaningful sources of members.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,691,000 and $3,380,000 for the three and six months ended June 30, 2004, respectively, from $1,156,000 and $2,253,000 for the corresponding periods in the prior year. The increase for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year was primarily due to increases in headcount, professional fees and general overhead.

Depreciation and Amortization: Depreciation and amortization expenses decreased to $181,000 and $417,000 for the three and six months ended June 30, 2004, respectively, from $339,000 and $671,000 for the corresponding periods in the prior year. The decrease was mainly due to a lower base of intangible assets subject to amortization in 2004.

Impairment of Intangible Assets: During the second quarter of 2003, the Company recorded an impairment loss related to certain assets acquired as a result of the October 2001 acquisition of DietSmart. The loss was calculated in accordance with SFAS 142 and totaled approximately $183,000. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of the shutting down of the website, the Company recorded an impairment charge in its Consolidated Statement of Operations for the quarter ended March 31, 2004 and the six months ended June 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income (expense), net: Other income (expense), net, was approximately $27,000 and $38,000 for the three and six months ended June 30, 2004, respectively, and consisted mainly of interest income. For the comparable periods in the prior year, other income (expense), net, was $(2,000) and $(12,000), respectively. The increase was primarily due to the prior year’s interest expense incurred in connection with the notes payable issued as a part of the acquisition of DietSmart in October 2001, for which we made the final payment in January 2003, the termination of several capital lease agreements which reduced the interest expense in the current periods, and interest earned from the proceeds from issuance of common stock in the beginning of the current quarter.

Income Tax Benefit: Income tax benefit of $26,000 for the six months ended June 30, 2004 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart acquisition. In the prior year we recorded approximately $62,000 and $122,000 of income tax benefit for the three and six months ended June 30, 2003, respectively, related to the amortization of the same intangible assets. Since those intangibles were fully written-off in the first quarter of 2004 no income tax benefit was recorded in the current quarter.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $5,469,000 and $8,482,000 for the three and six months ended June 30, 2004, respectively, compared to a net loss of $1,740,000 and $3,743,000 in the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported $3,709,000 of net cash used by operations for the six months ended June 30, 2004 and $1,126,000 of net cash provided by operations for the corresponding period in the prior year. The $3,709,000 net cash used in the first six months of 2004 was primarily attributable to our net loss and increases in accounts receivable, prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses and deferred revenue. The $1,126,000 of net cash provided by operations in the six months ended June 30, 2003 was primarily attributable to increases in accrued expenses and deferred revenue and decreases in restricted cash and prepaid assets, offset by our net loss.

Cash Flows from Investing Activities: Our investing activities used $460,000 in the first half of 2004 and $347,000 in the first half of 2003, primarily for purchases of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided $7,170,000 in the first half of 2004 and used $446,000 in the corresponding period in the prior year. The cash provided in 2004 was primarily attributable to proceeds from the issuance of common stock and proceeds from the exercise of stock options, offset by issuance costs of common stock, the repayment of capital lease obligations and repayment of notes payable. On April 12, 2004, we entered into a Securities Purchase Agreement for the issuance and sale of 1,600,000 shares of our common stock to several institutional investors at a price of $4.40 per share, resulting in approximately $6.5 million in net proceeds. The cash usage in 2003 was primarily attributable to the repayment of notes payable issued in connection with the 2001 acquisition of DietSmart and to the repayment of capital lease obligations offset by proceeds from the exercise of stock options. As of June 30, 2004, the Company’s debt totaled $179,000 and consists primarily of capital lease obligations.

Available Cash: At June 30, 2004, we had $9,064,000 of unrestricted cash and cash equivalents and $210,000 in restricted cash compared to $6,063,000 of unrestricted cash and cash equivalents and $202,000 in restricted cash at December 31, 2003. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all. The investors who purchased our common stock under the Securities Purchase Agreement described above have the right under certain circumstances to purchase any securities we may offer for sale for up to 12 months following the date of the closing of that offering.

Contractual Obligations: The following summarizes future cash outflows related to our contractual obligations at June 30, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	Over 3 years
Contractual obligations:
Capital lease obligations	$199	$110	$89	$—
Operating leases	384	189	195	—
Offline advertising	286	286	—	—
Online advertising	13,300	9,404	3,896	—

Total contractual cash obligations	$14,169	$9,989	$4,180	$—

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2005. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of June 30, 2004, we had approximately $178,000 in leased equipment against the letter of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined that the consolidation of eDiets Europe Limited, which is currently recorded under the equity method of accounting, is not required as of June 30, 2004 under FIN 46, as revised. On July 15, 2004, the Company acquired the remaining 40% interest in eDiets Europe held by Unislim Ireland for a combination of cash and common stock valued at approximately $2 million. As a result, eDiets Europe has become a wholly-owned subsidiary of eDiets.com, Inc. and it will be consolidated commencing in the quarter ending September 30, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet contains financial instruments in the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. The Company estimates that the cost of these financial instruments approximates fair value at June 30, 2004.

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

In November 2003, Weight Watchers ® International brought a lawsuit against us in the United States District Court for the Southern District of New York, alleging trademark, trade dress and copyright infringement against us stemming from the purported appearance of our pop-up advertisements on or under Weight Watchers websites. In addition to damages, Weight Watchers was seeking injunctive relief. In response, we asserted a counterclaim against Weight Watchers for tortious interference with business relationships. We also asserted third party claims against our on-line advertising agency and several third-party online marketers, for breach of contract and negligence in connection with their roles in placing the allegedly infringing advertisements. We filed our answer, with counterclaim and third party complaint, with the court in December 2003. In June 2004 the parties agreed to settle the matter. The settlement did not impact our financial condition or results of operations.

Also in November 2003, Weight Watchers International filed a trade complaint against eDiets for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserts that several advertisements and claims made on our web site and in banner advertisements are false, misleading or cannot be substantiated. Our response to this complaint was submitted in January 2004. The National Advertising Division of the Better Business Bureau concluded that several of our advertisements should be modified and we are complying with these recommendations. Compliance with the National Advertising Division’s recommendations is voluntary. However, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that eDiets does not comply with its recommendations. In June 2004, Weight Watchers appealed the decision of the National Advertising Division and requested that the National Advertising Review Board appoint a panel to review certain aspects of the decision. Weight Watcher’s request was subsequently granted by National Advertising Review Board. As with National Advertising Division decisions, compliance with the recommendations of the National Advertising Review Board is voluntary, however, the matter could be referred to the Federal Trade Commission to the extent that eDiets does not comply with its recommendations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2004, eDiets sold 1,600,000 shares of its common stock to 12 institutional investors at a price of $4.40 per share, resulting in gross proceeds to eDiets of $7,040,000. eDiets also issued to the 12 investors rights to purchase until September 2, 2004 up to 550,000 additional shares of commons stock at the same price. The offer and sale of these shares was exempt from the registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D, promulgated under the 1933 Act, because all of the shares were offered and sold to “accredited investors,” as that term is defined in Rule 501 of Regulation D.

Shortly after completion of this transaction, one of the investors advised eDiets that it was considering whether it had any potential claims against eDiets for allegedly false verbal statements made prior to the completion of the transaction. To date, eDiets has not received a written demand from the investor. We do not believe that the investor has any viable claims or that there were any materially false statements made. If the investor makes a claim related to the April 2004 private placement of securities, we intend to defend our position vigorously.

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following exhibits are included herein:

10.1	Business Transfer Agreement between eDiets Europe Limited, Tesco Ireland Limited, eDiets.com, Inc., Unislim Ireland Limited and Ciaran McCourt.

10.2	Technology Licence Agreement between eDiets Europe Limited, Tesco Ireland Limited and eDiets.com, Inc.

10.3	Service Level Agreement between Tesco Ireland Limited and eDiets.com, Inc.

10.4	Stock Purchase Agreement between Unislim Ireland Limited, Unislim Clubs Limited, Ciaran McCourt, eDiets BVI, Inc. and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

(b) Reports on Form 8-K:

A report on Form 8-K was filed with the Securities and Exchange Commission on April 6, 2004 under Item 12 announcing the Company’s preliminary results of operations for the three months ended March 31, 2004.

A report on Form 8-K was filed with the Securities and Exchange Commission on April 14, 2004 under Item 5 announcing that the Company entered into a Securities Purchase Agreement and furnishing four exhibits under Item 7.

A report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 2004 under Item 12 reporting the Company’s results of operations for the three months ended March 31, 2004.

A report on Form 8-K was filed with the Securities and Exchange Commission on June 25, 2004 under Item 12 announcing the Company’s preliminary results of operations for the six months ended June 30, 2004.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: August 4, 2004

Exhibit Index

Exhibit No.	Description

10.1	Business Transfer Agreement between eDiets Europe Limited, Tesco Ireland Limited, eDiets.com, Inc., Unislim Ireland Limited and Ciaran McCourt.

10.2	Technology Licence Agreement between eDiets Europe Limited, Tesco Ireland Limited and eDiets.com, Inc.

10.3	Service Level Agreement between Tesco Ireland Limited and eDiets.com, Inc.

10.4	Stock Purchase Agreement between Unislim Ireland Limited, Unislim Clubs Limited, Ciaran McCourt, eDiets BVI, Inc. and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company