Form 10-Q
period 2004-09-30
EDIETS COM INC
filed 2004-11-15
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At November 5, 2004, there were 20,982,760 shares of common stock, par value $.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,803	$6,063
Accounts receivable, net	1,226	970
Prepaid advertising costs	6	118
Prepaid expenses and other current assets	470	351

Total current assets	13,505	7,502

Restricted cash	209	202
Property and equipment, net	1,220	1,120
Intangibles, net	715	80
Goodwill	7,150	5,191
Other assets	42	48

Total assets	$22,841	$14,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,020	$2,139
Accrued liabilities	5,715	1,584
Reserve for refunds	347	344
Current portion of capital lease obligations and notes payable	93	84
Deferred revenue	3,768	3,945

Total current liabilities	15,943	8,096

Capital lease obligations, net of current portion	61	67
Deferred revenue	2,190	—
Deferred tax liability	89	30

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	21	18
Additional paid-in capital	20,603	12,176
Unearned compensation	(82)	(115)
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(15,974)	(6,129)

Total stockholders’ equity	4,558	5,950

Total liabilities and stockholders’ equity	$22,841	$14,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE	$11,810	$11,120	$34,271	$27,500

COSTS AND EXPENSES:
Cost of revenue	1,513	1,295	4,602	3,229
Product development	614	361	1,618	1,065
Sales and marketing	9,304	7,123	32,367	21,610
General and administrative	1,555	1,256	4,935	3,509
Depreciation and amortization	223	310	640	981
Impairment of intangible assets	—	—	54	183

Total costs and expenses	13,209	10,345	44,216	30,577

(Loss) income from operations	(1,399)	775	(9,945)	(3,077)
Other income, net	33	26	71	13
Income tax benefit	3	118	29	240

Net (loss) income	$(1,363)	$919	$(9,845)	$(2,824)

(Loss) earnings per common share:
Basic	$(0.07)	$0.05	$(0.50)	$(0.17)

Diluted	$(0.07)	$0.05	$(0.50)	$(0.17)

Weighted average common and common equivalent shares outstanding:
Basic	20,633	16,723	19,717	16,173

Diluted	20,633	18,865	19,717	16,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,845)	$(2,824)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	585	514
Amortization of intangibles	55	467
Provision (recoveries) for bad debts and sales returns	160	(16)
Stock-based compensation	32	40
Loss on disposals of fixed assets and impairment of intangible assets	54	257
Deferred tax benefit	(33)	(243)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(405)	(22)
Prepaid expenses and other current assets	65	1,196
Restricted cash	(7)	554
Accounts payable and accrued liabilities	5,258	1,531
Deferred revenue	(384)	1,696

Net cash (used in) provided by operating activities	(4,465)	3,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(618)	(477)
Proceeds from sale of property and equipment	56	—
Acquisition of minority interest of eDiets Europe, net of cash acquired	286	—
Effect of consolidation of previously unconsolidated subsidiary	2,880	—

Net cash provided by (used in) investing activities	2,604	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,225	1,815
Repayment of capital lease obligations and notes payable	(103)	(611)
Issuance costs of common stock	(561)	(23)
Proceeds from issuance of common stock	7,040	—

Net cash provided by financing activities	7,601	1,181

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,740	3,854
Cash and cash equivalents, beginning of period	6,063	2,144

Cash and cash equivalents, end of period	$11,803	$5,998

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13	$124

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$107	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

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

3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the three months ended September 30, 2004 and the nine months ended September 30, 2003 and 2004, as their effect is anti-dilutive.

4. ACQUISITION OF EDIETS EUROPE

On July 15, 2004, eDiets BVI, Inc., a wholly-owned subsidiary of eDiets.com, Inc., acquired the 40% of eDiets Europe Ltd. (“eDiets Europe”) not already owned for approximately $1,529,000 and 255,605 shares of common stock of eDiets.com, Inc. valued at approximately $726,000. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The 40% minority interest of eDiets Europe was acquired from Ciaran McCourt, an eDiets board member. In connection with the buyout of the minority interest owned by the related party the Company utilized a third party advisor to assist in the determination of the purchase price to be paid by the Company. Accordingly, the Company believes such buyout of the minority interest was completed on an arm’s length basis.

The primary reason for the acquisition of eDiets Europe was to be able to accelerate revenue growth and cash flows by consolidating the Company’s operations in the US and United Kingdom. In addition, through the acquisition of eDiets Europe, the Company believes it will benefit by working with Tesco.com, a wholly-owned subsidiary of Tesco plc, under an exclusive 15-year license agreement involving eDiets’ online diet service and having Tesco offer this service to a much wider audience.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of eDiets Europe have been included in the Company’s financial statements for periods subsequent to July 15, 2004. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of net assets acquired of approximately $1,822,000 has been reflected as goodwill and is not expected to be deductible for income tax purposes. The purchase accounting is tentative based on information currently available and subject to change.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$1,529
Common stock	726
Direct acquisition costs	120

Total purchase price	$2,375

The purchase price was allocated as follows (in thousands):

Current assets acquired	$1,954
Property and equipment	7
Intangibles	737
Liabilities acquired	(2,053)
Deferred tax liability	(92)
Goodwill	1,822

Total	$2,375

Intangibles acquired consist of the following (in thousands):

Technology licensing agreement	$560
Subscriber base	48
Email address list	84
Developed technology	45

$737

Liabilities acquired include an estimated liability of approximately $293,000 related to a dispute with the Irish tax authorities concerning the amount of value added tax (VAT) due for diet programs previously sold. The outcome of this dispute is uncertain but the Company does not believe that the impact on its financial condition or results of operations will be material.

As a result of consolidating a previously unconsolidated subsidiary which had cumulative losses, the Company recorded approximately $137,000 of additional goodwill in connection with the transaction.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following presents the pro forma results of the Company for the three and nine months ended September 30, 2004 and 2003 as if the acquisition of the 40% minority interest of eDiets Europe had occurred at the beginning of each of the respective periods (in thousands, except per share amounts). Pro forma results are not necessarily indicative of actual results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$12,007	$11,776	$36,730	$29,460
Net (loss) income	$(1,508)	$917	$(9,945)	$(2,929)
Diluted (loss) earnings per common share
Basic	$(0.07)	$0.05	$(0.50)	$(0.18)
Diluted	$(0.07)	$0.05	$(0.50)	$(0.18)
Weighted average common shares outstanding
Basic	20,674	16,978	19,900	16,428
Diluted	20,674	19,120	19,900	16,428

5. INTANGIBLE ASSETS

Intangible assets related to the DietSmart merger in October 2001 were being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website the Company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the nine months ended September 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Intangible assets related to the acquisition of eDiets Europe (see Note 4) are being amortized using the straight-line method over periods ranging from 18 months to 15 years with a weighted average life of approximately 12 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists.

6. STOCKHOLDERS’ EQUITY

In April 2004, the Company completed a private placement of 1.6 million shares of common stock at a price of $4.40 per share. Net proceeds to the Company were approximately $6.5 million. The Company is using the net proceeds from the private placement for working capital and general corporate purposes.

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

7. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $11,000 and $32,000 for the three and nine months ended September 30, 2004, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income - as reported	$(1,363)	$919	$(9,845)	$(2,824)
Stock-based compensation expense included in reported net loss	11	4	32	40
Pro forma compensation expense	(344)	(80)	(721)	(230)

Pro forma net (loss) income	$(1,696)	$843	$(10,534)	$(3,014)

Basic (loss) earnings per share
As reported	$(0.07)	$0.05	$(0.50)	$(0.17)

Pro forma	$(0.08)	$0.05	$(0.53)	$(0.19)

Diluted (loss) earnings per share
As reported	$(0.07)	$0.05	$(0.50)	$(0.17)

Pro forma	$(0.08)	$0.04	$(0.53)	$(0.19)

8. INCOME TAXES

The Company recorded approximately $3,000 and $29,000 of income tax benefit for the three and nine months ended September 30, 2004, respectively, and $118,000 and $240,000 for the comparable periods in the prior year. The income tax benefit is primarily related to the amortization of intangible assets resulting from acquisitions.

9. SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. Commencing with the acquisition of the eDiets Europe in the quarter ended September 30, 2004, the Company’s revenues are derived from two geographical regions: United States and Europe. These two geographic regions constitute the Company’s two reportable segments.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic regions in which the Company operates. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Net revenues and segment profit of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
United States	$11,520	$11,120	$33,981	$27,500
Europe	290	—	290	—

Consolidated net revenues	$11,810	$11,120	$34,271	$27,500

Segment (loss) profit:
United States	$(1,384)	$775	$(9,930)	$(3,077)
Europe	(15)	—	(15)	—

Consolidated (loss) income from operations	$(1,399)	$775	$(9,945)	$(3,077)

Identifiable assets of the Company’s two reportable segments are shown below (in thousands):

	September 30, 2004	December 31, 2003
Identifiable assets:
United States	$16,818	$14,143
Europe	6,023	—

Total identifiable assets	$22,841	$14,143

10. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

In November 2003, Weight Watchers ® International filed a trade complaint against the Company for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserted that several advertisements and claims made on the Company’s web site and in banner advertisements were false, misleading or could not be substantiated. The Company’s response to this complaint was submitted in January 2004. In May 2004, the National Advertising Division of the Better Business Bureau concluded that several of the Company’s advertisements should be modified and the Company complied with these recommendations. Compliance with the National Advertising Division’s recommendations is voluntary. However, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that the Company does not comply with its recommendations. In June 2004, Weight Watchers appealed the decision of the National Advertising Division and requested that the National Advertising Review Board appoint a panel to review certain aspects of the decision. Weight Watcher’s request was subsequently granted by the National Advertising Review Board. As with National Advertising Division decisions, compliance with the recommendations of the National Advertising Review Board is voluntary, however, the matter could be referred to the Federal Trade Commission to the extent that the Company does not comply with its recommendations.

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

OUR BUSINESS

We are executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. In 2003, we derived approximately 86% of our total revenues of $38,332,000 from the sale of approximately 406,000 personalized subscription-based online nutrition plans related to weight management, to dietary regimens such as vegetarianism and to specific medical conditions such as type 2 diabetes. Over 1.8 million consumers worldwide have become eDiets.com members since 1997. Nielsen//NetRatings has ranked eDiets.com as the Most Trafficked Health, Fitness & Nutrition Site for the week ending January 4, 2004, with over one million unique visitors. As of September 30, 2004, eDiets had approximately 230,000 paying subscribers.

During 2003, we undertook a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans. To date, eDiets has obtained licenses from Atkins Nutritionals, Inc., Dr. Phil McGraw, dermatologist Dr. Nicholas Perricone, author of The Perricone Prescription, Slim·Fast®,Inc., Bob Greene, fitness trainer for Oprah Winfrey, Bristol-Myers Squibb,Inc., producer of the ChoiceDM™ line of products for Type 2 diabetics, Bill Phillips, author of Fit for Life, Dr. Melinda Sothern, author of Trim Kids and Dr. Peter D’Adamo, author of the Eat Right 4 Your Type.

Our nutrition plans, along with other services such as fitness programs, member support and recipe club are fee-based programs. Programs are usually billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation.

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

REVENUE RECOGNITION:

We offer subscriptions to the proprietary content contained in our Web sites. Revenues from customer subscriptions represent the majority of our business and are paid in advance mainly via credit cards. Subscriptions to our nutrition, fitness, support and recipe plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the subscription. When upfront registration fees are charged they are deferred and recognized as revenue over the expected term of service.

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

We collect customer subscription amounts in advance and maintain a reserve for refunds related to cancelable plans. Under cancelable plans, customers are entitled to cancel their memberships after an initial length of stay and receive a full refund for the unused portion of the membership.

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

During the first quarter of 2004 the Company shutdown the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets.com website. As a result of the shutting down of the website the Company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the nine months ended September 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

We recorded goodwill and intangible assets in the current quarter in connection with the acquisition of eDiets Europe Ltd. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets acquired, which consisted of a technology licensing agreement, subscriber base, email address list and developed technology.

The value of the technology licensing agreement was determined by using the income approach and calculating the expected cash flows under the agreement over the expected life of 15 years.

The value of the subscriber base and email address list was determined by using the income approach and calculating the expected cash flows from existing customer relationships over the expected life of 20 and 30 months, respectively.

The value of the developed technology was determined by using the cost approach by estimating the costs to replace the existing websites less obsolescence and with an expected life of seven years.

We adopted SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. We perform our annual impairment test on October 1 of each year. We reviewed the goodwill recorded on our books as of January 1, 2002, October 1, 2002 and October 1, 2003 in accordance with SFAS 142 and have determined that no impairment exists. As of September 30, 2004, we had goodwill of $5.2 million related to the DietSmart acquisition and $2.0 million related to the eDiets Europe acquisition.

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe in exchange for the license of our international technology rights. We used the equity method of accounting for this investment, as opposed to consolidating the results, since we did not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we had not invested any cash nor had we made any commitments to fund the entity, we had not recorded any losses of eDiets Europe through July 14, 2004. On July 15, 2004, we acquired the remaining 40% interest in eDiets Europe for a combination of cash and common stock valued at approximately $2.3 million. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of September 30, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

FOREIGN CURRENCY TRANSLATION:

Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing during the periods reported . The effects of exchange rate fluctuations on the translation of assets and liabilities are reported as other comprehensive income, which is a separate component of stockholders’ equity.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100%	100%	100%	100%
Cost of revenue	13	12	13	12
Product development	5	3	5	4
Sales and marketing	79	64	94	79
General and administrative	13	11	14	13
Depreciation and amortization	2	3	2	4
Impairment of intangible assets	—	—	*	1
Other income, net	*	*	*	*
Income tax benefit	*	1	*	1
Net (loss) income	(12)%	8%	(29)%	(10)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue: Our revenue for the three and nine months ended September 30, 2004 was $11,810,000 and $34,271,000 as compared to $11,120,000 and $27,500,000 for the three and nine months ended September 30, 2003, respectively.

The effects of consolidating eDiets Europe (as described in Note 4) had a minimal impact on the results of operations for the three and nine months ended September 30, 2004. Revenues for eDiets Europe represented approximately 2% and 1% of consolidated revenues for the three and nine months ended September 30, 2004, respectively while net loss represented approximately 1% for the same corresponding periods.

Membership revenue totaled approximately $10,316,000 and $29,434,000 for the three and nine months ended September 30, 2004, respectively, an increase of 7% and 27%, respectively, over membership revenue of approximately $9,621,000 and $23,262,000 in the corresponding periods in the prior year. The dollar increase in membership revenue for the three months ended September 30, 2004 as compared to the corresponding period in the prior year was mainly due to a higher average paying subscriber base. The increase in membership revenue for the nine months ended September 30, 2004 as compared to the corresponding period in the prior year was due to a combination of a higher average paying subscriber base combined with higher average weekly fees. Paying members as of September 30, 2004 were approximately 230,000 compared to approximately 210,000 as of September 30, 2003. The increase in paying members was primarily due to increased advertising expenditures and also the introduction of personalized versions of a variety of third party nutrition and fitness approaches in addition to our own internally-developed plans.

Other revenues, consisting of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $1,494,000 and $4,837,000 for the three and nine months ended September 30, 2004, comparable to other revenues of approximately $1,499,000 and $4,238,000 in the three and nine month periods in the prior year, respectively.

As of September 30, 2004, deferred revenue, which relates to payments for which services have not yet been provided, totaled $5,958,000 compared to $4,777,000 in the corresponding period in the prior year. Deferred revenue includes $2,200,000 of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland. The remaining $3,800,000 of deferred revenue is related to subscription fees prepaid by members.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product costs for e-commerce sales. Cost of revenue increased to $1,513,000 and $4,602,000 for the three and nine months ended September 30, 2004, respectively, as compared to $1,295,000 and $3,229,000 for the comparable periods in the prior year. The dollar increase for the three and nine months ended September 30, 2004 as compared to the corresponding periods in the prior year was primarily due to an increase of royalty payments under the exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. Product development expenses increased to $614,000 and $1,618,000 for the three and nine months ended September 30, 2004, respectively, from $361,000 and $1,065,000 for the comparable periods in the prior year. The dollar increase for the three and nine months ended September 30, 2004 as compared to the corresponding periods in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our website.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. Due to seasonality involved in the diet services business the Company traditionally has a higher sales and marketing expense in the first half of the year versus the second half of the year. These expenses increased to $9,304,000 and $32,367,000 for the three and nine months ended September 30, 2004, respectively from $7,123,000 and $21,610,000 for the comparable periods in the prior year. The dollar increase in sales and marketing expense for the three months ended September 30, 2004 as compared to the corresponding period in the prior year was due to the use of television advertising which commenced in 2004. The dollar increase in sales and marketing expense for the nine months ended September 30, 2004 as compared to the corresponding period in the prior year was due to both an overall increase in online spending for the period in addition to the launch of television advertising in the first quarter of 2004 which continued throughout the year. Advertising expense totaled approximately

$7,617,000 and $27,045,000 for the three and nine months ended September 30, 2004, respectively, an increase of 34% and 54% over advertising expense of $5,671,000 and $17,608,000 for the corresponding periods in the prior year primarily related to the increase in offline advertising in the current year.

For the remainder of 2004, we expect the online advertising market to continue to be subject to higher costs per impression than in 2003. This trend could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. We are in the process of developing alternative channels of customer acquisition. It is not yet known if these channels will yield members at low enough acquisition costs to become meaningful sources of members.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,555,000 and $4,935,000 for the three and nine months ended September 30, 2004, respectively, from $1,256,000 and $3,509,000 for the corresponding periods in the prior year. The increase for the three and nine months ended September 30, 2004 as compared to the corresponding periods in the prior year was primarily due to increases in headcount, professional fees and general overhead.

Depreciation and Amortization: Depreciation and amortization expenses decreased to $223,000 and $640,000 for the three and nine months ended September 30, 2004, respectively, from $310,000 and $981,000 for the corresponding periods in the prior year. The decrease was mainly due to a lower base of intangible assets subject to amortization in 2004.

Impairment of Intangible Assets: During the second quarter of 2003, the Company recorded an impairment loss related to certain assets acquired as a result of the October 2001 acquisition of DietSmart. The loss was calculated in accordance with SFAS 142 and totaled approximately $183,000. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, the Company recorded an impairment charge in its Consolidated Statement of Operations for the nine months ended September 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income, net: Other income, net, was approximately $33,000 and $71,000 for the three and nine months ended September 30, 2004, respectively, and consisted mainly of interest income. For the comparable periods in the prior year, other income, net, was $26,000 and $13,000, respectively. The increase was primarily due to a higher average cash balance in the current year compared to the prior year.

Income Tax Benefit: Income tax benefit of $3,000 and $29,000 for the three and nine months ended September 30, 2004, respectively, relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart and eDiets Europe acquisitions. In the prior year we recorded approximately $118,000 and $240,000 of income tax benefit for the three and nine months ended September 30, 2003, respectively, related to the amortization of the intangible assets related to the DietSmart acquisition. Since those intangibles were fully written-off in the first quarter of 2004 no income tax benefit was recorded in the current quarter and the only income tax benefit relates to the amortization of intangibles related to the eDiets Europe acquisition.

Net (Loss) Income: As a result of the factors discussed above, we recorded a net loss of $1,363,000 and $9,845,000 for the three and nine months ended September 30, 2004, respectively, compared to a net income of $919,000 and a net loss of $2,824,000 in the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: We reported $4,465,000 of net cash used in operations for the nine months ended September 30, 2004 and $3,150,000 of net cash provided by operations for the corresponding period in the prior year. The $4,465,000 net cash used in the first nine months of 2004 was primarily attributable to our net loss and increases in accounts receivable offset by an increase in accounts payable and accrued expenses. The $3,150,000 of net cash provided by operations in the nine months ended September 30, 2003 was primarily attributable to decreases in prepaid advertising and restricted cash and increases in accounts payable, accrued expenses, and deferred revenue, offset by our net loss.

Cash Flows from Investing Activities: Our investing activities provided for $2,604,000 of net cash in the first nine months of 2004 and used $477,000 in the first nine months of 2003. The $2,604,000 of net cash provided in the nine months ended September 30, 2004 was primarily attributable to the acquisition of the minority interest of eDiets Europe and the effect of consolidation of this previously unconsolidated subsidiary, offset by the purchases of computer equipment and software development costs. The $477,000 of net cash used in the nine months ended September 30, 2003 was primarily for purchases of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided $7,601,000 and $1,181,000 in the nine months ended September 30, 2004 and 2003, respectively. The cash provided in 2004 was primarily attributable to $6.5 million in net proceeds from the issuance of common stock in April 2004 and proceeds from the exercise of stock options. The cash provided in 2003 was primarily attributable to proceeds from the exercise of stock options offset by the repayment of capital lease obligations, common stock registration costs, and repayment of notes payable. As of September 30, 2004, the Company’s debt totaled $154,000 and consists primarily of capital lease obligations.

Available Cash: At September 30, 2004, we had $11,803,000 of unrestricted cash and cash equivalents and $209,000 in restricted cash compared to $6,063,000 of unrestricted cash and cash equivalents and $202,000 in restricted cash at December 31, 2003. The increase in unrestricted cash relates primarily to the consolidation of eDiets Europe. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Letter of Credit: We have an irrevocable standby letter of credit from a bank in the amount of $200,000 that expires in January 2005. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee our obligations under our capital leases for computer servers. As of September 30, 2004, we had approximately $154,000 in leased equipment against the letter of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet contains financial instruments in the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. The Company estimates that the cost of these financial instruments approximates fair value at September 30, 2004.

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

In November 2003, Weight Watchers ® International filed a trade complaint against eDiets for false and misleading advertising before the National Advertising Division of the Better Business Bureau. The trade complaint asserted that several advertisements and claims made on our web site and in banner advertisements were false, misleading or could not be substantiated. Our response to this complaint was submitted in January 2004. The National Advertising Division of the Better Business Bureau concluded that several of our advertisements should be modified and we complied with these recommendations. Compliance with the National Advertising Division’s recommendations is voluntary. However, the National Advertising Division of the Better Business Bureau could refer the matter to the Federal Trade Commission to the extent that eDiets does not comply with its recommendations. In June 2004, Weight Watchers appealed the decision of the National Advertising Division and requested that the National Advertising Review Board appoint a panel to review certain aspects of the decision. Weight Watcher’s request was subsequently granted by the National Advertising Review Board. As with National Advertising Division decisions, compliance with the recommendations of the National Advertising Review Board is voluntary, however, the matter could be referred to the Federal Trade Commission to the extent that eDiets does not comply with its recommendations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2004, eDiets BVI, Inc., a wholly-owned subsidiary of the Company, acquired the remaining 40% minority interest of eDiets Europe for approximately $1,529,000 in cash and 255,605 shares of restricted common stock (the “shares”) of the Company valued at approximately $726,000. The shares were issued to Ciaran McCourt and the Company is claiming an exemption to registration pursuant to Regulation S promulgated under the Securities Act of 1933 (as amended). Mr. McCourt is a board member who owned the 40% minority interest of eDiets Europe. The Company utilized an outside advisor to assist in determining the purchase price of the 40% minority interest in eDiets Europe. Accordingly, the Company believes this purchase was completed on an arm’s length basis.

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

On November 4, 2004, the Company conducted its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, David R. Humble, Lee S. Isgur, Ciaran G. McCourt, Pedro N. Ortega-Dardet, Andrea M. Weiss, Robert L. Doretti and Ronald Luks were elected to the Board of Directors to serve one year terms; the accounting firm of Ernst & Young LLP was ratified as the Company’s independent auditor for the fiscal year ending December 31, 2004; and the 2004 Equity Incentive Plan (the “Plan”), and the issuance of 1.5 million shares of the Company’s common stock pursuant to the Plan, was approved.

For Ronald Luks, Robert Doretti and Andrea Weiss, there were 17,897,659 votes in favor and 176,345 votes withheld. For Pedro Ortega-Dardet, there were 17,897,559 votes in favor and 176,445 votes withheld. For Lee Isgur there were 16,253,429 votes in favor and 1,820,575 votes withheld. For David Humble, there were 17,858,491 votes in favor and 215,513 votes withheld. For Ciaran G. McCourt, there were 17,896,791 votes in favor and 177,213 votes withheld.

With respect to the proposal to ratify the firm of Ernst & Young LLP as the Company’s independent auditor, there were 17,891,497 votes in favor, 168,240 votes against, 14,267 abstentions. With respect to the approval of the 2004 Equity Incentive Plan, there were 11,149,634 votes in favor, 1,006,513 votes against, and 15,466 abstentions. There were 5,902,391 broker non-votes.

Item 5. None

Item 6. Exhibits

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

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: November 15, 2004

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company