Form 10-K
period 2004-12-31
EDIETS COM INC
filed 2005-03-22
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004	Commission File Number: 0 – 30559

eDiets.com, Inc.

(Name of registrant in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard

Deerfield Beach, Florida 33442

(Address of principal executive offices)

(954) 360-9022

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the average of the bid and asked prices for such stock on that date, was approximately $38,889,000. As of March 14, 2005 there were 21,373,264 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference: The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the 2005 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches;

•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

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

PART I

ITEM 1. BUSINESS

GENERAL

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) is executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. In 2004, we derived approximately 86% of our total revenues of $45,407,000 from the sale of approximately 465,000 personalized subscription-based online nutrition plans related to weight management and dietary regimens. As of December 31, 2004, we had approximately 192,000 paying subscribers.

Our subscription products include:

•	Customized diet plans and the related shopping lists

•	Customized fitness plans including cardiovascular activities, strength training and stretching

•	Support including interactive online information, communities and education as well as 24/7/365 telephone support. eDiets offers approximately 100 message boards on various topics of interest to our members, Online|AnytimeSM Meetings, multimedia educational segments presented by licensed mental health counselors, registered dietitians, certified fitness trainers and the resources of approximately 60 customer service representatives, nutritionists and fitness personnel. In 2004 we began to offer our support offerings on a standalone basis under the name eDiets | SolutionsSM.

Our subscription programs are usually billed in advance in varying increments of weeks or months. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation. One week of a basic eDiets membership costs less than one-third the cost of a weekly visit to Weight Watchers®, the leading classroom-based diet program or to weightwatchers.com, its online affiliate.

Since 2003, we have undertaken a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans. To date, eDiets has obtained licenses from Atkins Nutritionals, Inc., dermatologist Dr. Nicholas Perricone, author of The Perricone Prescription, Slim·Fast®,Inc., Bob Greene, fitness trainer for Oprah Winfrey, The Bristol-Myers Squibb Company, producer of the ChoiceDM™ line of products for Type 2 diabetics, Bill Phillips, author of Fit for Life, Dr. Melinda Sothern, author of Trim Kids and Dr. Peter D’Adamo, author of the Eat Right 4 Your Type.

Our Web site includes free, regularly updated content developed primarily by our in-house editorial staff. In 2004 we adopted a new Web format and began to group our content into “channels” including Diet & Nutrition, Fitness, Sex & Relationships, Health, Food & Recipes, Motivation, Style & Beauty, Low Carb Solutions, Healthy Kids and Success Stories. During 2004 we also expanded our portfolio of free email newsletters. Our newsletter titles, which are distributed on an individual “opt-in” basis to a subscriber base of approximately 13 million, include eDiets EXTRA!, Beauty, Psychology, Worst Foods, Sex Factor, Low Carb, Diabetes, Healthy Hearts and Healthy Kids. We derive revenues from the sale of advertising as well as sales of products and services from our site traffic and newsletter readership. In 2004, approximately 9% of our revenues were from the sale of advertising, both on our Web sites and in our weekly e-newsletters, while e-commerce accounted for approximately 2% of our revenues.

Outside of the U.S., through our wholly-owned subsidiary, eDiets Europe, we operate web sites and offer online nutrition services in Germany at www.eDiets.de and in Spain at www.eDiets.es. We also have a licensing relationship with Tesco plc, the largest retailer in the United Kingdom. In July 2004 we granted to Tesco.com the exclusive rights to use our technology in the United Kingdom and Ireland and we now receive and recognize royalty payments related to that license. Revenues from our international activities totaled approximately $0.5 million in 2004, which are consolidated in the accompanying Consolidated Financial Statements. See Item 7 for more details.

In aggregate, we employ 148 employees, 140 of whom are full-time, who operate out of two leased facilities totaling 10,400 square feet in Deerfield Beach, Florida as well as a 500 square foot facility in Dublin, Ireland.

Information contained on our web site, or on any other web site mentioned in this Annual Report, is not incorporated by reference in this Annual Report and does not constitute a part of this Annual Report.

Developments in the U.S. Weight Management Market

Our long-term product development and marketing plans are based on our thesis that over time individuals are becoming more aware of the negative health and financial consequences of being overweight and, therefore, more will focus not only on weight loss but also on healthy weight maintenance. A 2001 study by Sturm and Wells chronicled in the publication Public Health concluded that obesity was linked to higher rates of chronic illness “than living in poverty, and much higher [rates] than smoking or drinking.” In addition, during 2003 the American Cancer Society reported that as many as 14% of cancer deaths in men and 20% of cancer deaths in women could be related to being overweight.

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

In 2004 the U.S. Department of Health and Human Services removed language from its National Coverage Determinations (NCD) Manual that prevented obesity from being considered an illness. As a result, parties engaged in the treatment of obesity may now submit scientific and medical evidence to NCD for a determination as to whether the National Center for Medicare & Medicaid Services deems their approaches to be effective in improving Medicaid recipients’ health outcomes. Such an efficacy review is typically a prerequisite to having an approach become reimbursable under Medicare. In addition, the U.S. Food and Drug Administration, Department of Health and Human Services and Federal Trade Commission are contemplating new labeling requirements for packaged food and restaurant food, new educational and motivational programs related to healthy eating and exercise and increased regulation of advertising claims for food and nutriceuticals. We believe that as consumers are inundated with more and more information and options related to weight loss, nutrition and exercise, and as insurers become more willing to promote, subsidize and reimburse consumers who participate in weight management programs, demand will continue to increase for resources such as our Web sites, where consumers can choose and personalize healthy living plans, then adjust those plans as their needs evolve over a lifetime.

Market Potential

Approximately 60% of the U.S. adult population, or 120 million adults, are overweight and, of those, the Calorie Control Council estimates only about 50 million are dieting in a given year. About 15% of these dieters are using a commercial weight loss center, generating revenues of approximately $1.5 billion annually. We target dieters who are online, which represents about two-thirds of the total universe at current Internet penetration rates, or 34 million adults, about 5 million of whom are spending approximately $1 billion at weight loss centers. With sales of approximately 465,000 diet subscriptions and $45.4 million in revenues in 2004, we believe that we have captured only between 1 percent and 4 percent of our annual addressable market.

At the same time, the online dieting segment of the market is growing rapidly. We estimate that the online diet industry in the U.S. generated approximately $185 million in revenues in 2004, compared to approximately $75 million in 2002, an annualized compound growth rate of 57%.

Marketing

We sold approximately 465,000 paying memberships in 2004. Our database of individuals currently opting to receive our emails totals approximately 13 million. We attract our paying and newsletter subscribers through banner advertisements running on third party and affiliate Web sites, along with users querying diet terms on popular search engines. We estimate that the MSN® network and AOL® each were the source of more than 10% of our total new members. In addition, during 2004 we launched a television advertising campaign. Over the course of the year, we estimate that television was directly responsible for approximately 10% of new members.

With advertising spending comprising approximately 59% of our total operating expenses in 2004, our ability to turn advertising dollars into paying customers is critical. To that end, we utilize patented real-time consumer response measurement technology for which we hold an exclusive royalty-free perpetual license from our founder and Chief Executive Officer David Humble. In addition, in early 2004 we made significant incremental investments both in third-party software and in personnel to further enhance our management of our banner advertising and our email marketing.

Competition

Our most closely related competitors are other online nutrition and diet-oriented Web sites like www.weightwatchers.com. The next most closely related group of competitors are commercial weight loss centers, an industry that has shown marked decline in the last decade. According to Marketdata Enterprises, the number of commercial weight loss centers in the U.S. declined approximately 50% between 1991 and 2001, from over 8,600 to approximately 4,600. In the U.S., the leading offline commercial weight loss companies using a center-based approach include Weight Watchers International, Jenny Craig and LA Weight Loss. We compete against this segment on the basis of lower price, superior value, convenience, availability, the ability to personalize a meal plan on an ongoing basis, our extensive support capabilities and the breadth of our meal plan options.

At the same time, with our adoption in 2003 of a “multi-brand” strategy to offer personalized online versions of third party branded diet and nutrition plans, commercial weight loss companies became not only competitors, but also potential licensors. We are currently pursuing additional licensing opportunities with companies in this segment. As an example, in early 2004 we licensed the rights to the Slim-Fast meal plans.

Dependence on Third Parties

We derive significant portions of our business from relationships with both third party Web sites and third party licensors. Certain advertising partners from whom we derive meaningful volumes of new customers are noted above. In addition, beginning in April 2003 we began to offer online personalized meal plans based upon intellectual property licensed from third parties.

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

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2004, our site was operating 99.3% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

Our success depends on the protection of our original interactive proprietary software and systems and the goodwill associated with our trademarks and other proprietary intellectual property rights. Our interactive personalized diet programs are based on proprietary software that we have developed.

David R. Humble, our founder and Chief Executive Officer, was awarded a U.S. patent in 2002 covering the means of using the Internet to provide an interactive link in a store for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to sales and marketing information. He has granted us a royalty-free exclusive perpetual license to use the aspects of the invention under the patent that relate to our Internet marketing program. We have incorporated limited aspects of this software into our software to measure consumer response in real time to marketing, pricing and other elements of our program. For example, we can measure consumer response to changes in our page format or the attractiveness of various payment options. We can receive real time responses to these modifications and options. We believe that this consumer-response technology will allow us to effectively deploy our online advertising expenditures in 2005 and is an advantage we have over our competitors.

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

GOVERNMENT REGULATION

There is an increasing number of laws and regulations being promulgated by the United States governments, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

•	liability for information retrieved from or transmitted over the Internet;

•	online content regulation;

•	commercial e-mail;

•	visitor privacy; and

•	taxation and quality of products and services.

Moreover, the applicability to the Internet of existing laws governing issues such as:

•	intellectual property ownership and infringement;

•	consumer protection;

•	obscenity;

•	defamation;

•	employment and labor;

•	the protection of minors;

•	health information; and

•	personal privacy and the use of personally identifiable information.

This area is uncertain and developing. Any new legislation or regulation or the application or interpretation of existing laws may have an adverse effect on our business. Even if our activities are not restricted by any new legislation, the cost of compliance may become burdensome, especially as different jurisdictions adopt different approaches to regulation.

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

COMMERCIAL E-MAIL REGULATION

As an Internet-based company, we rely largely on online advertising and e-mail in our marketing efforts. The use of e-mail advertising may become less effective in the future for a number of reasons. Some of these reasons are regulatory, as legislators attempt to address problems related to perceived deceptive practices in unsolicited bulk e-mails. For example, the federal CAN-SPAM Act of 2003, which became effective January 1, 2004, places requirements on certain commercial e-mail activity relating to, among other things, making conspicuous and effective opt-out procedures available to the recipient and the identification and location of the sender. We have implemented procedures to ensure compliance with the federal CAN-SPAM Act of 2003, but future legislation or regulatory developments under existing laws may have a negative impact on our ability to advertise by e-mail. E-mail advertising also may become less effective in the future for non-regulatory reasons, including the sheer volume of unsolicited e-mail being received, increased use of “white lists” through which only pre-approved sender addresses are not filtered, and other e-mail filtering systems which may become more robust in response to recent viruses and worms circulating on the Internet.

Furthermore, we cannot provide any assurance that future regulation of commercial e-mail will not also impose significant costs or restrictions on even subscriber-based or “opt-in” e-mail services such as our newsletter service. As part of the public debate on commercial e-mail regulations, for example, some have advocated an electronic stamp program applicable to commercial e-mail generally, and it is unclear what exceptions, if any, there would be under such a program for a periodic newsletter service such as ours if such a program were passed as legislation.

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

Company Information

General information about us can be found at http://www.eDiets.com/company/company.cfm. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, free of charge on our web site.

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

Much of 1996 and 1997 was spent in developing a unique software platform that facilitates the production of individualized meal plans and shopping lists using a specific mathematical algorithm, which takes into account such criteria as the user’s physical condition, proclivity to exercise, food preferences, cooking preferences, desire to use pre-packaged meals or dine out, among others. We believe that it would take many months or even years of development to replicate this software platform.

We sold our first online diet program in 1997 and continued to market memberships through modest online advertising arrangements with several leading Internet portals throughout 1998 and 1999. These advertising arrangements were enhanced in February 1999 when our founder and Chief Executive Officer David Humble completed the development of software that measures consumer response to marketing, pricing and other elements of a direct marketing campaign. Mr. Humble has granted the Company a perpetual royalty-free license for this technology for use in the scope of its current business.

In November 1999 eDiets merged into a newly-created, wholly-owned subsidiary of Olas, Inc., a publicly-traded company of which substantially all of the operating assets had been sold in 1995. Olas, Inc. then changed its name to eDiets.com, Inc. Following the merger, in November and December 1999 eDiets completed a private placement of common stock and warrants that generated approximately $6.3 million in net proceeds to the Company. Beginning in early 2000, we primarily used the proceeds from this financing to fund online advertising expenditures that significantly increased in the Company’s base of paying subscribers.

In November 2000, we entered into a joint venture with Unislim Ireland, Limited, the leading weight loss center business in Ireland, to market eDiets’ diet programs in the United Kingdom and parts of continental Europe as well as Australia and New Zealand. The joint venture was known as eDiets Europe, Ltd. (“eDiets Europe”). eDiets received a 60% interest in eDiets Europe primarily in return for licensing international technology rights to it; Unislim received the remaining interest for a cash investment of $250,000. eDiets Europe launched its first Web site, www.eDietsuk.co.uk, in April 2001. In July 2004, eDiets BVI, Inc., a wholly-owned subsidiary of eDiets.com, Inc., acquired the 40% of eDiets Europe not already owned for approximately $1,529,000 and 255,605 shares of common stock of eDiets.com, Inc. valued at approximately $726,000. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

Revenue and Related Expense Recognition: Membership fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (“GAAP”), various portions of these fees are recognized ratably over the period being charged. Subscription cycles average 5 - 6 months, depending on the price terms offered. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter. Our deferred revenue balance totaled $5.8 million at December 31, 2004, compared to $3.9 million at December 31, 2003. Deferred revenue of $5.8 million includes $2.4 million of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and the remaining $3.4 of deferred revenue related to subscription fees prepaid by members.

There are timing differences between when we receive subscription revenues and when we pay the associated online advertising expense, and these differences result in both negative cash flow and negative profitability under GAAP during the early part of a subscription cycle (a cycle is defined as the initial membership period plus any subsequent successive renewals). As a result, we may report losses under GAAP and negative cash flow from operations during periods when we are aggressively building or replacing our membership base. The difference between cash flows and GAAP accounting associated with customer acquisition is illustrated below.

Cash Flow	GAAP Accounting
Revenue for initial subscription period received and advertising payment paid at time of sale of the subscription; additional subscription fees received with each renewal period	Revenue recognized ratably; advertising cost expensed at time of sale of the subscription – early part of subscription cycle shows GAAP loss, later part of cycle shows GAAP profit – cumulative profit or loss is the same as cash flow

Seasonality: We typically experience our weakest click-through and conversion rates during our fiscal fourth quarter due to the November-December holiday season, and we moderate our advertising expenditures accordingly.

ITEM 2. PROPERTIES

We currently lease a total of approximately 10,400 square feet of office space in Deerfield Beach, Florida as well as a 500 square foot facility in Dublin, Ireland. We have approximately 6,500 square feet under a lease due to expire in September 2006, approximately 3,900 square feet under a lease due to expire in May 2005 and 500 square feet renewable monthly. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $21,000.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

In November 2003, Weight Watchers International filed a trade complaint against us before the National Advertising Division of the Better Business Bureau (“NAD”) for false and misleading advertising. The trade complaint asserted that several advertisements and claims made on the Company’s web site and in banner advertisements were false, misleading or unsubstantiated. In May 2004, the NAD upheld several of our advertisements and also concluded that several others should be modified. We complied with these recommendations, because although voluntary, could result in a referral by the NAD to the Federal Trade Commission to the extent that we do not comply with its recommendations. In June 2004, Weight Watchers appealed the decision of the NAD to the extent that it upheld one of our advertising messages (“Lose 10 pounds in 2 weeks”) and requested that the National Advertising Review Board (“NARB”) appoint a panel to review that aspect of the decision. Weight Watcher’s request was subsequently granted by the NARB. In November of 2004 the NARB affirmed the NAD decision and rejected Weight Watchers’ challenge to this advertising claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held November 4, 2004 the Company’s stockholders voted on the following proposals:

1.	Proposal to elect directors:

	For	Withheld
David R. Humble	17,858,491	215,513
Lee S. Isgur	16,253,429	1,820,575
Ciaran G. McCourt	17,896,791	177,213
Pedro N. Ortega-Dardet	17,897,559	176,445
Andrea M. Weiss	17,897,659	176,345
Robert L. Doretti	17,897,659	176,345
Ronald Luks	17,897,659	176,345

2.	Proposal to ratify the election of Ernst & Young LLP as the Company’s independent auditors for fiscal 2004:

For	17,891,497
Against	168,240
Abstain	14,267
Broker Non-Votes	5,902,391

3.	Proposal to approve the 2004 Equity Incentive Plan (the “Plan”) and the issuance of 1.5 million shares of the Company’s common stock pursuant the Plan:

For	11,149,634
Against	1,006,513
Abstain	15,466

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the Nasdaq SmallCap Market under the symbol “DIET” on February 17, 2004. Our common stock previously traded over-the-counter and was quoted on the OTC Electronic Bulletin Board under the symbol “EDET.” The following table sets forth the high and the low bid quotations for the common stock as quoted on the Nasdaq SmallCap Market and as reported on the OTC Electronic Bulletin Board for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	LOW BID	HIGH BID
YEAR ENDED DECEMBER 31, 2004:
Fourth quarter	$3.11	$4.93
Third quarter	$2.19	$3.88
Second quarter	$2.50	$7.12
First quarter	$5.70	$9.55

YEAR ENDED DECEMBER 31, 2003:
Fourth quarter	$3.05	$6.18
Third quarter	$1.95	$5.45
Second quarter	$0.90	$2.55
First quarter	$1.13	$1.70

As of March 14, 2005, there were approximately 141 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the company as of, and for each of the years in the five-year period ended December 31, 2004. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$45,407	$38,332	$29,628	$24,371	$11,434
Costs and Expenses:
Cost of revenue	6,387	4,701	3,081	2,142	846
Product development	2,507	1,581	1,381	752	242
Sales and marketing	39,936	28,199	17,640	16,849	12,869
General and administrative	5,695	4,476	4,660	3,185	2,774
Depreciation and amortization	879	1,171	1,321	663	314
Impairment of intangible assets	54	183	—	—	—

Total costs and expenses	55,458	40,311	28,083	23,591	17,045

(Loss) income from operations	(10,051)	(1,979)	1,545	780	(5,611)
Other income (expense), net	115	13	(172)	(11)	161

(Loss) income before income tax benefit	(9,936)	(1,966)	1,373	769	(5,450)
Income tax benefit	33	258	251	25	—

Net (loss) income	$(9,903)	$(1,708)	$1,624	$794	$(5,450)

Per Share Data:
(Loss) earnings per common share:
Basic	$(0.49)	$(0.10)	$0.10	$0.06	$(0.41)

Diluted	$(0.49)	$(0.10)	$0.09	$0.05	$(0.41)

Weighted average common and common equivalent shares outstanding:
Basic	20,091	16,675	15,730	13,961	13,215

Diluted	20,091	16,675	17,132	15,110	13,215

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(7,632)	$2,917	$2,670	$2,111	$(4,482)
Investing activities	2,064	(677)	(647)	(1,227)	(510)
Financing activities	8,348	1,679	(1,721)	(129)	(204)

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$20,140	$14,143	$12,574	$11,214	$3,717
Long-term debt (excluding capital lease obligations)	—	2	504	2,025	—
Shareholders’ equity	5,296	5,950	5,286	3,613	306

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Revenue	100%	100%	100%

Cost of revenue	14	12	10
Product development	6	4	5
Sales and marketing	88	73	59
General and administrative	12	12	16
Depreciation and amortization	2	3	4
Impairment of intangible assets	*	*	—
Other income, net	*	*	*
Income tax benefit	*	1	1
Net (loss) income	(22)%	(4)%	5%

*	less than 1%

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Revenue: Our revenue for the year ended December 31, 2004 was $45,407,000 as compared to $38,332,000 for the year ended December 31, 2003. The 18% increase in revenue was mainly due to increases in subscription revenues and advertising revenues.

The effects of consolidating eDiets Europe (as described in Note 5 to our consolidated financial statements) had a minimal impact on the results of operations for the year ended December 31, 2004. Revenues for eDiets Europe represented approximately 1% of consolidated revenues for the year ended December 31, 2004 while net loss represented less than 1% for the same period. We anticipate increased revenues from eDiets Europe in fiscal year 2005 with twelve months of operations versus fiscal year 2004 which only had 5.5 months of operations.

Membership revenue totaled approximately $39,196,000 for the year ended December 31, 2004, an increase of 19% over membership revenue of $32,935,000 in the prior year. The dollar increase in membership revenue was due to a combination of a higher average paying subscriber base combined with higher average weekly fees. Paying members as of December 31, 2004 were approximately 192,000 compared to 189,000 as of December 31, 2003. We expect continued growth in membership revenue due to a combination of increased subscribers and higher average weekly fees.

Other revenues, consisting primarily of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $6,211,000 and $5,397,000 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, we had deferred revenue of $5,844,000 relating to payments for which services had not yet been provided, compared to $3,945,000 as of December 31, 2003. Deferred revenue as of December 31, 2004 includes $2,368,000 of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland. The remaining $3,476,000 of deferred revenue as of December 31, 2004 related to subscription fees prepaid by members and which balance fluctuates depending on the amount of prepayment required by us under our various subscription plans.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for e-commerce sales. Cost of revenue increased to $6,387,000 or 14% of revenues for the year ended December 31, 2004 from $4,701,000 or 12% of revenues for the year ended December 31, 2003. The dollar increase of 36% year over year was primarily due to increase of royalty payments under the exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $2,507,000 or 6% of revenues for the year ended December 31, 2004 from $1,581,000 or 4% of revenues for the year ended December 31, 2003. The 59% dollar increase for the year ended December 31, 2004 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web sites.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. Due to seasonality involved in the diet services business we traditionally experience higher sales and marketing expenses in the first half of the year versus the second half of the year. These expenses increased to $39,936,000 or 88% of revenues for the year ended December 31, 2004 from $28,199,000 or 73% of revenues for the year ended December 31, 2003. The dollar increase in sales and marketing expenses of 42% year over year was mainly due to the launch of television advertising in the first quarter of 2004 which continued throughout the year. Advertising expense totaled $32.6 million in fiscal 2004, an increase of 46% over advertising expense of $22.3 million in the prior year, primarily related to rate increases in the online advertising market and to the increase in our offline advertising in the current year.

We expect rates in the online advertising market to continue to increase in 2005. This trend could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. We are in the process of developing alternative channels of customer acquisition, such as television advertising.

General and Administrative Expense: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $5,695,000 or 12% of revenues for the year ended December 31, 2004 from $4,476,000 or 12% of revenues for the year ended December 31, 2003. The dollar increase of 27% year over year was primarily due to the result of increases in headcount, professional fees and general overhead.

Depreciation and Amortization: Depreciation and amortization expenses decreased to $879,000 or 2% of revenues for the year ended December 31, 2004 from $1,171,000 or 3% of revenues for the year ended December 31, 2003. The dollar decrease was mainly due to a lower base of intangible assets subject to amortization in 2004.

Impairment of Intangible Assets: During the second quarter of 2003, we recorded an impairment loss related to certain identifiable intangibles acquired in the October 2001 acquisition of DietSmart, Inc. (DietSmart), specifically the developed technology and DietSmart trade name. The loss was calculated in accordance with SFAS 142 and totaled approximately $183,000. During the first quarter of 2004, we shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, we recorded an impairment charge in our Consolidated Statement of Operations for the year ended December 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income, net: Other income, net which consists of interest income, interest expense and loss on disposal of fixed assets, increased to $115,000 for the year ended December 31, 2004 from $13,000 for the year ended December 31, 2003. The increase in other income, net, was primarily due to a higher average cash balance in the current year compared to the prior year.

Income Tax Benefit: Income tax benefit of $33,000 for the year ended December 31, 2004 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart and eDiets Europe acquisitions. In the prior year we recorded approximately $258,000 of income tax benefit related to the amortization of intangible assets resulting from the DietSmart acquisition.

We expect to be able to offset substantially all taxable income for at least the next fiscal year with available net operating loss carryforwards from prior years.

Net Loss: As a result of the factors discussed above, we recorded net loss of $9,903,000 for the year ended December 31, 2004 compared to a net loss of $1,708,000 for the year ended December 31, 2003.

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

Cost of Revenue: Cost of revenue consists primarily of Internet access and service charges, credit card fees, consulting costs for professionals that provide online meetings, revenue sharing costs, advertising servicing fees, salary payments to our nutritional staff and product and fulfillment costs related to e-commerce sales. Cost of revenue increased to $4,701,000 or 12% of revenues for the year ended December 31, 2003 from $3,081,000 or 10% of revenues for the year ended December 31, 2002. The dollar increase of 53% year over year was primarily due to increased exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $1,581,000 or 4% of revenues for the year ended December 31, 2003 from $1,381,000 or 5% of revenues for the year ended December 31, 2002. The 14% dollar increase for the year ended December 31, 2003 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web sites.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. These expenses increased to $28,199,000 or 73% of revenues for the year ended December 31, 2003 from $17,640,000 or 59% of revenues for the year ended December 31, 2002. The dollar increase in sales and marketing expenses of 60% year over year was primarily due to an increase of our online advertising efforts in the current year. Advertising expense totaled $22.3 million in fiscal 2003, an increase of 73% over advertising expense of $12.9 million in the prior year.

General and Administrative Expense: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to $4,476,000 or 12% of revenues for the year ended December 31, 2003 from $4,660,000 or 16% of revenues for the year ended December 31, 2002. The dollar decrease of 4% year over year was primarily due to the result of decrease in professional fees offset by increases in general overhead.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: During 2004, we generated negative operating cash flow of $7,632,000. These cash flows primarily related to our net loss of $9,903,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $879,000, provision of bad debt of $139,000 and an aggregate increase in cash flows from our operating assets and liabilities of $1,195,000. During 2003, we generated positive operating cash flow of $2,917,000. These cash flows primarily related to an aggregate increase from our operating assets and liabilities of $3,391,000 and non-cash charges, including depreciation and amortization of $1,171,000 and loss on impairment of intangibles of $256,000, adjusted for, among other things, our net loss of $1,708,000 and deferred tax benefit of $261,000.

Cash Flows from Investing Activities: Our investing activities provided for $2,064,000 for the year ended December 31, 2004 and used $677,000 for the prior year. The $2,064,000 of net cash provided in 2004 was primarily attributable to the acquisition of the minority interest of eDiets Europe and the effect of consolidation of this previously unconsolidated subsidiary, offset by the purchases of computer equipment and software development costs. The $677,000 of net cash used in 2003 was primarily for purchases of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided for $8,348,000 and $1,679,000 for the years ended December 31, 2004 and 2003, respectively. The cash provided in 2004 was primarily attributable to $6,485,000 in net proceeds from the issuance of common stock in April 2004 with the remainder proceeds from the exercise of stock options and warrants throughout the year. The cash provided in 2003 was primarily attributable to proceeds from the exercise of stock options and warrants offset by the repayment of notes payable issued in connection with the acquisition of DietSmart and the repayment of capital lease obligations. As of December 31, 2004, our debt totaled $133,000 and consists of capital lease obligations.

Available Cash: At December 31, 2004, we had unrestricted cash and cash equivalents of $8,787,000. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$144	$106	$38	$—
Operating leases	306	182	124	—
Online advertising with major internet portals	13,165	13,165	—	—
Television advertising	4,324	4,324	—	—

Total contractual cash obligations	$17,939	$17,777	$162	$—

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement.

GOODWILL AND INTANGIBLE ASSETS:

We recorded goodwill and intangible assets in connection with the acquisition of eDiets Europe. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets acquired, which consisted of a technology licensing agreement, subscriber base, email address list and developed technology.

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

We also recorded goodwill and intangible assets in the fourth quarter of 2001 in connection with the acquisition of DietSmart, Inc. With the assistance of an independent valuation expert, we determined the fair market values of the intangible assets acquired, which consisted of mailing lists, developed technology and trademarks and trade names.

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

During the first quarter of 2004 the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets.com website. As a result of the shutting down of the website the Company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the year ended December 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

We adopted SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. We perform our annual impairment test on October 1 of each year. We reviewed the goodwill recorded on our books as of January 1, 2002, October 1, 2002, October 1, 2003 and October 1, 2004 in accordance with SFAS 142 and have determined that no impairment exists. Our evaluation of goodwill recorded in connection with the acquisition of eDiets Europe was tested at the reportable segment level which is based on a review of estimated future cash flows of the entity. Our evaluation of goodwill recorded in connection with the acquisition of DietSmart was done at the enterprise level which compares the goodwill recorded to the market capitalization of the Company. As of December 31, 2004, we had goodwill of $5.2 million related to the DietSmart acquisition and $2.0 million related to the eDiets Europe acquisition.

ACCOUNTING FOR EQUITY INVESTMENT:

In November 2000, we acquired a 60% interest in eDiets Europe in exchange for the license of our international technology rights. We used the equity method of accounting for this investment, as opposed to consolidating the results, since we did not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since we had not invested any cash nor had we made any commitments to fund the entity, we did not record any losses for eDiets

Europe through July 14, 2004. On July 15, 2004, we acquired the remaining 40% interest in eDiets Europe for a combination of cash and common stock valued at approximately $2.3 million in total. As a result, eDiets Europe became a wholly-owned subsidiary of the Company and the accounts and results since July 15, 2004 are included in the Company’s consolidated financial statements.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We are currently in the process of determining the effects on our financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered in evaluating our condition and prospects. These factors may have a significant impact on our future operating results.

WE DEPEND ON MAJOR INTERNET PORTALS TO ATTRACT USERS TO OUR WEBSITE, AND OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF OUR ADVERTISING IS DISCONTINUED ON THESE PORTALS.

A significant portion of our online traffic has come, and we believe will continue to come from agreements with Internet portals such as MSN, AOL and others that expire at various times in 2005. Online advertising rates increased markedly in 2004 and we expect this trend could continue in 2005. Consequently, there is no assurance that these contracts will be renewed at terms and conditions similar to those that are expiring. This trend could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. Our other current advertising agreements are on a short term (less than three months) basis. Our other advertising partners have no obligation to renew our agreements under the same terms and conditions when they expire. Our agreements with these advertisers also do not prohibit them from carrying online sites or developing and providing content that competes with our site. If our advertising is discontinued for any reason on one or more of the major portals on which we currently advertise and we are not able to develop alternative channels of customer acquisition, our revenue and results of operations would be adversely affected.

WE DEPEND ON DAVID R. HUMBLE, OUR FOUNDER AND CHIEF EXECUTIVE OFFICER, AND OUR OTHER KEY MANAGEMENT PERSONNEL, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS. AS THE LARGEST STOCKHOLDER (35%), MR. HUMBLE ALSO HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

Our business is dependent on David R. Humble, our founder and Chief Executive Officer, and other key management personnel. Although we have an employment agreement with Mr. Humble, our business would suffer if we were to lose his services. Under our employment agreement, Mr. Humble receives a base salary of $250,000 per year and a bonus to be determined by our compensation committee based on our income before taxes. The employment agreement contains a non-compete provision for the term of employment and two years thereafter, as well as a non-disclosure provision.

The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel particularly in the marketing, administrative and financial areas. Competition for qualified personnel in the Internet industry is intense. If we are unable to attract and retain additional qualified personnel, our business could suffer.

Mr. Humble owns approximately 35% of our outstanding voting common stock. Therefore, as a practical matter, he is able to influence the outcome of all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Among other things, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it.

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

Some competitors may attempt to emulate our strategy of obtaining exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches. If this happens, or if we are otherwise unable to obtain or continue relationships with providers of third party nutrition or fitness approaches, our business may suffer.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

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

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructures on which our system operates are located in Sterling, Virginia and Miami, Florida. We are in the process of implementing a formal disaster recovery plan, however, our system is susceptible to natural and man-made disasters, including war, terrorism, hurricanes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at December 31, 2004.

Foreign Currency Risk

We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros and British Sterling Pounds and fluctuations of the Euro and British Sterling Pounds as the financial position and operating results of the our foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. A copy of this code is publicly available on our website at http://www.eDiets.com under the caption “Investor Relations.” We intend to make all required disclosures concerning amendments to, or waivers from, this code on our website or in a report on Form 8-K.

We incorporate information regarding our directors and executive officers into this section by reference from the sections entitled “Election of Directors,” “Additional Information,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled “Election of Directors” and “Additional Information” in the proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate information regarding the ownership of our securities of our directors, executive officer and 5% stockholders into this section by reference from the section entitled “Additional Information” in the proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate information regarding transaction with related parties into this section by reference from the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate information regarding our audit committee’s pre-approval policies and procedures and the fees paid to our auditors from the section entitled “Independent Auditors and Fees” in the proxy statement for our Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page F-1.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (5)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (3)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant’s common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (5)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (5)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (5)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (5)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (6)

4.11	Registration Rights Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc. and the investors named therein (7)

4.12	Form of Additional Investment Right (7)

10.1	Employment Agreement dated November 17, 1999 between Registrant and David R. Humble** (1)

10.2	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (1)

10.3	Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.4	License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.5	Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.6	Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (2)

10.7	Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (2)

10.8	Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (2)

10.9	Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (3)(4)

10.10	Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (3)

10.11	Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (3)

10.12	Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (5)

10.13	Securities Purchase Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc., Mr. David R. Humble and the investors named therein (7)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).

(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.
(4)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(5)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 14, 2004.
*	Filed herewith
**	Management contract or compensatory plan or arrangement

(b) EXHIBITS.

The Company files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above.

(c) FINANCIAL STATEMENT SCHEDULE

The Company files as part of this Form 10-K the consolidated financial schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2005

eDiets.com, Inc., a Delaware corporation

By:	/s/ David R. Humble
David R. Humble, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ David R. Humble David R. Humble	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	March 22, 2005

/s/ Ciaran G. McCourt Ciaran G. McCourt	Director, President and Chief Operating Officer	March 22, 2005

/s/ Robert T. Hamilton Robert T. Hamilton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005

/s/ Lee S. Isgur Lee S. Isgur	Director	March 22, 2005

/s/ Pedro N. Ortega-Dardet Pedro N. Ortega-Dardet	Director	March 22, 2005

/s/ Ronald Luks Ronald Luks	Director	March 22, 2005

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 22, 2005

/s/ Robert L. Doretti Robert L. Doretti	Director	March 22, 2005

EDIETS.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of eDiets.com, Inc. are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Certified Public Accountants

Ft. Lauderdale, Florida

February 11, 2005

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,787	$6,063
Accounts receivable, net	1,094	970
Prepaid advertising costs	349	118
Prepaid expenses and other current assets	559	351

Total current assets	10,789	7,502

Restricted cash	—	202
Property and equipment, net	1,317	1,120
Intangibles, net	758	80
Goodwill	7,212	5,191
Other assets	64	48

Total assets	$20,140	$14,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,769	$2,139
Accrued liabilities	3,731	1,584
Reserve for refunds	272	344
Current portion of capital lease obligations and notes payable	97	84
Deferred revenue	3,476	3,945

Total current liabilities	12,345	8,096

Capital lease obligations and notes payable, net of current portion	36	67
Deferred revenue	2,368	—
Deferred tax liability	95	30

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 21,217 and 18,142 shares issued and outstanding at December 31, 2004 and 2003, respectively	21	18
Additional paid-in capital	21,371	12,176
Unearned compensation	(72)	(115)
Accumulated other comprehensive income	8	—
Accumulated deficit	(16,032)	(6,129)

Total stockholders’ equity	5,296	5,950

Total liabilities and stockholders’ equity	$20,140	$14,143

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUE	$45,407	$38,332	$29,628

COSTS AND EXPENSES:
Cost of revenue	6,387	4,701	3,081
Product development	2,507	1,581	1,381
Sales and marketing	39,936	28,199	17,640
General and administrative	5,695	4,476	4,660
Depreciation and amortization	879	1,171	1,321
Impairment of intangible assets	54	183	—

Total costs and expenses	55,458	40,311	28,083

(Loss) income from operations	(10,051)	(1,979)	1,545
Other income (expense), net	115	13	(172)

(Loss) income before income tax benefit	(9,936)	(1,966)	1,373
Income tax benefit	33	258	251

Net (loss) income	$(9,903)	$(1,708)	$1,624

(Loss) earnings per common share:
Basic	$(0.49)	$(0.10)	$0.10

Diluted	$(0.49)	$(0.10)	$0.09

Weighted average common and common equivalent shares outstanding:
Basic	20,091	16,675	15,730

Diluted	20,091	16,675	17,132

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at January 1, 2002	15,503	$16	$9,644	$(2)	$—	$(6,045)	$3,613
Retirement of common stock previously issued	(30)	—	(67)	—	—	—	(67)

Stock options and warrants granted and vested	—	—	77	2	—	—	79

Stock options and warrants exercised	319	—	91	—	—	—	91

Common stock registration costs	—	—	(54)	—	—	—	(54)

Net income	—	—	—	—	—	1,624	1,624

Balance at December 31, 2002	15,792	16	9,691	—	—	(4,421)	5,286

Stock options granted and vested	—	—	129	(115)	—	—	14

Stock options exercised with stock	13	—	37	—	—	—	37

Stock options and warrants exercised	2,337	2	2,342	—	—	—	2,344

Common stock registration costs	—	—	(23)	—	—	—	(23)

Net loss	—	—	—	—	—	(1,708)	(1,708)

Balance at December 31, 2003	18,142	18	12,176	(115)	—	(6,129)	5,950

Stock options vested	—	—	—	43	—	—	43

Stock options and warrants exercised	1,217	1	1,984	—	—	—	1,985

Common stock issued in private placement	1,602	2	7,046	—	—	—	7,048

Common stock issued for acquisition	256	—	726	—	—	—	726

Common stock registration costs	—	—	(561)	—	—	—	(561)

Foreign currency translation	—	—	—	—	8	—	8

Net loss	—	—	—	—	—	(9,903)	(9,903)

Balance at December 31, 2004	21,217	$21	$21,371	$(72)	$8	$(16,032)	$5,296

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,903)	$(1,708)	$1,624
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	796	654	659
Amortization of intangibles	83	517	662
Provision for bad debt	139	17	69
Stock based compensation	43	51	79
Loss on disposal of fixed assets and impairment of intangible assets	51	256	133
Deferred tax benefit	(36)	(261)	(249)
Changes in operating assets and liabilities:
Accounts receivable	(251)	(87)	(710)
Prepaid expenses and other assets	(391)	1,209	(617)
Restricted cash	202	561	(494)
Accounts payable and accrued liabilities	2,133	844	626
Deferred revenue	(498)	864	888

Net cash (used in) provided by operating activities	(7,632)	2,917	2,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(920)	(677)	(647)
Proceeds from sale of property and equipment	56	—	—
Acquisition of minority interest of eDiets Europe, net of cash acquired	179	—	—
Effect of consolidation of previously unconsolidated subsidiary	2,749	—	—

Net cash provided by (used in) investing activities	2,064	(677)	(647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	(561)	(23)	(54)
Proceeds from exercise of stock options and warrants	1,985	2,344	91
Issuance of common stock	7,048	—	—
Retirement of common stock	—	—	(67)
Repayment of notes payable	(2)	(502)	(1,521)
Repayment of capital lease obligations	(122)	(140)	(170)

Net cash provided by (used in) financing activities	8,348	1,679	(1,721)
Effect of exchange rate changes on cash	(56)	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,724	3,919	302
Cash and cash equivalents, beginning of year	6,063	2,144	1,842

Cash and cash equivalents, end of year	$8,787	$6,063	$2,144

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$20	$132	$33

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$107	$100	$113

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its programs primarily through advertising and other promotional arrangements on the World Wide Web as well as offline advertising such as television. The Company’s current operations are primarily concentrated in North America and Western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2004 include municipal securities with a fair value, which approximates cost, of $550,000 and a maturity date of January 4, 2005. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

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

The Company accounts for the development and maintenance of its website in accordance with Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs. Costs capitalized pursuant to EITF 00-2 are included in property and equipment in the accompanying consolidated balance sheets.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INTANGIBLES

Intangible assets related to the acquisition of eDiets Europe Limited (eDiets Europe) (see Note 5) are being amortized using the straight-line method over periods ranging from 20 months to 15 years with a weighted average life of approximately 12 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists.

Intangible assets related to the DietSmart merger in October 2001 were being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge in its Consolidated Statement of Operations for the year ended December 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

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

As of December 31, 2004, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets consist of the following (in thousands):

	December 31,
	2004	2003
eDiets Europe acquisition intangibles:
Technology licensing agreement	$617	$—
Subscriber base	53	—
Email address list	93	—
Developed technology	49	—
DietSmart merger intangibles:
Email address list	—	838
Developed technology	—	254
Trademarks and trade names	—	293

	812	1,385
Less accumulated amortization	(54)	(1,305)

	$758	$80

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2005	$117
2006	92
2007	50
2008	48
2009	48

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EQUITY INVESTMENT

Through July 2004, the Company had a 60% interest in eDiets Europe, that was accounted for under the equity method of accounting as opposed to consolidating the results since the Company did not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since the Company had not invested any cash nor had the Company made any commitments to fund the entity, the Company did not record any losses for eDiets Europe through July 14, 2004. On July 15, 2004, the Company acquired the remaining 40% interest in eDiets Europe for a combination of cash and common stock valued at approximately $2.3 million in total (see Note 5). As a result, eDiets Europe became a wholly-owned subsidiary of the Company and the accounts and results of operations since July 15, 2004 are included in the accompanying consolidated financial statements.

REVENUE RECOGNITION

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions represent the majority of the Company’s business and are paid in advance mainly via credit cards. Subscriptions to the Company’s nutrition, fitness, support and recipe plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the subscription.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes gross subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

The Company collects customer subscription amounts in advance and maintains a reserve for refunds related to cancelable plans. Under cancelable plans, customers are entitled to cancel their memberships after an initial length of stay and receive a full refund for the unused portion of the membership.

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

E-commerce revenue is currently derived from the sale of motivational audio tapes or compact disks, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

Commission revenue is derived from third party vendors on sales of products and services advertised on the Company’s Web sites. Commission revenue is recognized when the third party vendor ships the product and collection is probable.

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type for the three years ended December 31, 2004 is as follows (in thousands):

	2004	2003	2002
Membership	$39,196	$32,935	$26,365
Advertising and sale of opt-in email addresses	4,005	3,390	1,946
Ecommerce	728	740	963
Commissions	1,209	1,267	354
Royalties	269	—	—

	$45,407	$38,332	$29,628

COST OF REVENUE

Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs related to exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for ecommerce sales.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $43,000 and $14,000 for the years ended December 31, 2004 and 2003, respectively. Additionally, during the year ended December 31, 2003 the Company recorded a $37,000 expense in connection with the exercise of certain stock options that were exercised with shares of common stock rather than cash.

The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan.

	2004	2003	2002
Net (loss) income - as reported	$(9,903)	$(1,708)	$1,624
Stock-based compensation expense included in reported net (loss) income	43	14	64
Pro forma compensation expense	(965)	(567)	(1,030)

Pro forma net (loss) income	$(10,825)	$(2,261)	$658

Basic (loss) earnings per share
As reported	$(0.49)	$(0.10)	$0.10

Pro forma	$(0.54)	$(0.14)	$0.04

Diluted (loss) earnings per share
As reported	$(0.49)	$(0.10)	$0.09

Pro forma	$(0.54)	$(0.14)	$0.04

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LONG-LIVED ASSETS

The Company accounts for long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds their fair value, as determined by projected discounted future cash flows.

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

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expenses incurred for the three years ended December 31, 2004 totaled approximately $32,582,000, $22,252,000 and $12,887,000, respectively.

At December 31, 2004 and 2003, the Company had approximately $349,000 and $118,000, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

BARTER TRANSACTIONS

Advertising barter transactions are recorded at the estimated fair value of the advertising services received or given. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. The Company did not recognize any revenues or expenses related to barter transactions for the three years ended December 31, 2004. The Company did not enter into barter transactions for the years ended December 31, 2003 and 2002. For the year ended December 31, 2004, the Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable, for approximately 27 million impressions on its website.

(LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share for the years ended December 31, 2004 and 2003 as they would have been antidilutive.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including investments, accounts receivable from credit card transaction processing companies, and receivables from third parties related to advertising and commissions, ecommerce, and opt-in email revenue. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. The credit risk associated with cash and cash equivalents and credit card receivables is considered low due to the credit quality of the financial institution and issuers. The Company performs credit evaluations of the third parties from which advertising, ecommerce, and opt-in email revenue is earned and generally does not require collateral. The Company maintains allowances for potential credit losses for such events.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their fair market value due to their short-term nature.

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

FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing during the periods reported. The effects of exchange rate fluctuations on the translation of assets and liabilities are reported as other comprehensive income, which is a separate component of stockholders’ equity.

3. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $98,000 and $62,000 at December 31, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	December 31,
	2004	2003
Office and computer equipment	$2,040	$1,559
Software	2,040	1,627
Furniture and fixtures	138	116
Leasehold improvements	73	69

	4,291	3,371
Less accumulated depreciation and amortization	(2,974)	(2,251)

	$1,317	$1,120

Software includes approximately $1,676,000 and $1,324,000 of costs associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2004 and 2003, respectively. Included in property and equipment is equipment under capital leases of approximately $539,000 and $598,000 as of December 31, 2004 and 2003, respectively, less accumulated amortization of approximately $420,000 and $460,000, respectively. Depreciation expense includes amortization of equipment under capital leases.

5. ACQUISITION OF EDIETS EUROPE

On July 15, 2004, eDiets BVI, Inc., a wholly-owned subsidiary of eDiets.com, Inc., acquired the 40% of eDiets Europe not already owned for approximately $1,529,000 and 255,605 shares of common stock of eDiets.com, Inc. valued at approximately $726,000. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

The 40% minority interest of eDiets Europe was acquired from Ciaran McCourt, an eDiets board member. In connection with the buyout of the minority interest owned by the related party, the Company utilized a third party advisor to assist in the determination of the purchase price to be paid by the Company. Accordingly, the Company believes such buyout of the minority interest was completed on an arm’s length basis.

The primary reason for the acquisition of eDiets Europe was to be able to accelerate revenue growth and cash flows by consolidating the Company’s operations in the US and Europe. In addition, through the acquisition of eDiets Europe, the Company believes it will benefit by working with Tesco.com, a wholly-owned subsidiary of Tesco plc, under an exclusive 15-year license agreement involving eDiets’ online diet service in the United Kingdom and Ireland and having Tesco offer this service to a much wider audience.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$1,529
Common stock	726
Direct acquisition costs	120

Total purchase price	$2,375

The purchase price was allocated as follows (in thousands):

Current assets acquired (including cash of $1,921)	$1,954
Property and equipment	7
Intangibles	737
Liabilities assumed	(2,053)
Deferred tax liability	(92)
Goodwill	1,822

Total	$2,375

Intangibles acquired and their weighted average lives are as follows (in thousands):

		Asset Life
Technology licensing agreement	$560	15 Years
Subscriber base	48	1.67 Years
Email address list	84	2.5 Years
Developed technology	45	7 Years

	$737

Liabilities assumed include an estimated liability of approximately $293,000 related to a dispute with the Irish tax authorities concerning the amount of value added tax (VAT) due for diet programs previously sold. The outcome of this dispute is uncertain, but the Company does not believe that the impact on its financial condition or results of operations will be material.

The following presents the unaudited pro forma results of the Company for the years ended December 31, 2004 and 2003 as if the acquisition of the 40% minority interest of eDiets Europe had occurred at the beginning of each of the respective periods (in thousands, except per share amounts). Pro forma results are not necessarily indicative of actual results.

	2004	2003
	(unaudited)
Revenues	$47,866	$40,892
Net loss	$(10,050)	$(1,965)
Loss per common share
Basic and diluted	$(0.50)	$(0.12)
Weighted average common shares outstanding
Basic and diluted	20,228	16,931

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Advertising	$1,233	$604
Accrued compensation and employee benefits	570	416
Professional fees	37	208
Irish taxes payable	1,207	—
Other	684	356

	$3,731	$1,584

7. RESERVE FOR REFUNDS AND UNEARNED SUBSCRIPTION REVENUE

The Company collects customer subscription fees ranging from one to twelve months in advance. At the time of sale the Company establishes a reserve for refunds related to cancelable subscription plans and defers the remaining subscription fees, which are recognized as revenue over the period of membership. The reserve for refunds and unearned subscription revenue related to subscription fees, which is reflected as deferred revenue in the accompanying consolidated balance sheets, consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Reserve for Refunds	$272	$344
Unearned Subscription Revenue	$3,291	$3,916

For the years ended December 31, 2004 and 2003, refunds to customers who paid in their subscription fees advance totaled approximately $9,629,000 and $7,119,000, respectively.

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant’s contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the three years ended December 31, 2004 were approximately $73,000, $60,000 and $50,000, respectively.

9. STOCKHOLDERS’ EQUITY

COMMON STOCK

In April 2004, the Company completed a private placement of 1.6 million shares of common stock at a price of $4.40 per share. Net proceeds to the Company were approximately $6.5 million. The Company is using the net proceeds from the private placement for working capital and general corporate purposes.

In connection with the acquisition of eDiets Europe as discussed in Note 5, a total of 255,605 shares of the Company’s common stock were issued.

At December 31, 2004, 2,387,044 common shares were reserved for future issuance related to outstanding stock options.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK OPTIONS

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 203,657 options remained outstanding as of December 31, 2004.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of December 31, 2004, 2,183,387 options are outstanding under the Plan.

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under other awards in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfactions or conditions determined by the Committee in its discretion. As of December 31, 2004, there were no options or stock outstanding under the Incentive Plan.

Certain options granted to employees were at an exercise price lower than the fair market value of the underlying common stock at the grant date. Compensation expense is being recognized on a straight-line basis for the excess of the fair market value over the exercise price and totaled approximately $43,000, $14,000 and $2,000 for the three years ended December 31, 2004, respectively.

For the three years ended December 31, 2004, a total of 953,000, 1,458,000 and 310,000 stock options were exercised by the holders, resulting in proceeds of approximately $1,724,000, $1,588,000 and $91,000 to the Company, respectively.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity relating to the Company’s stock options for the years ended December 31, 2004, 2003 and 2002 is presented below (shares in thousands):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,964	$2.00	3,845	$1.44	4,098	$1.23
Granted	568	4.66	828	2.94	1,069	1.85
Exercised	(953)	1.81	(1,458)	1.17	(310)	0.29
Forfeited	(192)	4.05	(251)	1.35	(1,012)	1.35

Outstanding at end of year	2,387	2.54	2,964	2.00	3,845	1.44

Options exercisable at end of year	1,660	$1.93	2,133	$1.65	3,105	$1.35

Weighted average exercise price of options granted during the year:
Issued at market price		$4.66		$2.96		$1.63

Issued above market price		n/a		n/a		$2.45

Issued below market price		n/a		$2.86		n/a

Weighted average fair value of options granted during the year:
Issued at market price		$2.28		$1.76		$0.83

Issued above market price		n/a		n/a		$1.17

Issued below market price		n/a		$2.03		n/a

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Outstanding At December 31, 2004	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable At December 31, 2004	Weighted Average Exercise Price
$0.01 to 0.03	204	1.7	$0.01	204	$0.01
0.27 to 1.50	413	1.8	1.18	410	1.18
1.51 to 2.00	481	1.8	1.77	466	1.78
2.01 to 3.00	636	4.8	2.68	343	2.57
3.01 to 4.01	487	5.4	3.66	202	3.73
6.85 to 7.60	166	3.9	7.49	35	7.44

	2,387	3.5	2.54	1,660	1.93

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma information is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model for 2004, 2003 and 2002 grants with the following weighted average assumptions: expected volatility factor of 70% for 2004 and 60% for 2003 and 2002; risk free interest rates of 2.8% for 2004, 3.0% for 2003 and 3.9% for 2002; dividend yield of 0%; and expected life of 3.0 years for 2004, 5.0 years for 2003 and 4.0 years for 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because the determination of the fair value of the Company’s options is based on the assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future years. Refer to Note 2 for the pro forma effect of fair value reporting on the results of operations and (loss) earnings per share for the three years ended December 31, 2004.

10. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
2005	$106	$182
2006	38	124

Total minimum lease payments	144	$306

Less amount representing interest	(11)

Present value of minimum lease payments	$133

Rental expense under operating leases was approximately $240,000, $218,000 and $282,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company has non-cancelable online advertising commitments with major Internet portals totaling approximately $13,165,000, and non-cancelable television advertising commitments of approximately $4,324,000 in 2005.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES

The components of the income tax benefit for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current tax (expense) benefit – US	$(3)	$(3)	$2
Deferred tax benefit – US	30	261	249
Deferred tax benefit – Foreign	6	—	—

Total	$33	$258	$251

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$6,570	$3,033
Deferred compensation	27	133
Allowance for doubtful accounts and reserve for refunds	140	151
Other	53	9

	6,790	3,326
Valuation allowance	(6,689)	(3,302)

Total deferred tax assets	101	24

Deferred tax liabilities:
Depreciation and amortization	(101)	(24)
Identifiable intangibles	(95)	(30)

Total deferred tax liabilities	(196)	(54)

Net deferred income tax liability	$(95)	$(30)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $6,689,000 and $3,302,000 valuation allowance at December 31, 2004 and 2003, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of approximately $3,387,000, $691,000 and $(1,108,000), respectively.

At December 31, 2004, the Company had approximately $26,562,000 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2021. Approximately $9,123,000 of the net operating loss carryforwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. During 2002, the Company completed a study and determined that a change in control, as defined under Section 382 of the Internal Revenue Code, had occurred and, as a result, the Company’s net operating loss carryforwards existing at the time of the change in control are limited to approximately $1,664,000 on an annual basis and could expire unused.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Tax at U.S. statutory rate	(34.00)%	(34.00)%	34.00%
State taxes, net of federal benefit	(3.61)	(3.55)	3.75
Non-deductible items	0.16	0.78	1.29
Changes in valuation allowance	33.49	23.49	(57.05)
Other	3.63	—	(0.27)

	(0.33)%	(13.28)%	(18.28)%

12. SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. Commencing with the acquisition of eDiets Europe in July 2004, the Company’s revenues are derived from two geographical regions: United States and Europe. These two geographic regions constitute the Company’s two reportable segments.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic regions in which the Company operates. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Revenues and segment loss of the Company’s two reportable segments for the year ended December 31, 2004 are as follows (in thousands):

2004
Revenues:
United States	$44,892
Europe	515

Consolidated revenues	$45,407

Segment loss:
United States	$9,939
Europe	112

Consolidated loss from operations	$10,051

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable assets of the Company’s two reportable segments at December 31, 2004 are shown below.

Long-lived assets consist of property and equipment, net:

2004
Identifiable assets:
United States	$14,513
Europe	5,627

Total identifiable assets	$20,140

Long-lived assets, net:
United States	$1,310
Europe	7

Total long-lived assets, net	$1,317

13. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three years ended December 31, 2004 (in thousands, except per share information):

	2004	2003	2002
Basic (loss) earnings per common share:
Net (loss) income	$(9,903)	$(1,708)	$1,624

Weighted average common shares outstanding	20,091	16,675	15,730

Basic (loss) earnings per common share	$(0.49)	$(0.10)	$0.10

Diluted (loss) earnings per common share:
Net (loss) income	$(9,903)	$(1,708)	$1,624

Weighted average common shares outstanding	20,091	16,675	15,730
Effect of dilutive potential common shares:
Stock options and warrants	—	—	1,402

Adjusted weighted average shares and assumed conversions	20,091	16,675	17,132

Diluted (loss) earnings per common share	$(0.49)	$(0.10)	$0.09

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No.123. SFAS No.123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations. The Company is currently in the process of determining the effects on its financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R under the modified prospective method.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2004
Net Revenues	$11,076	$11,385	$11,810	$11,136	$45,407
Loss from operations	(3,050)	(5,496)	(1,399)	(106)	(10,051)
Net loss	(3,013)	(5,469)	(1,363)	(58)	(9,903)
Basic loss per common share	(0.16)	(0.27)	(0.07)	(0.00)	(0.49)
Diluted loss per common share	(0.16)	(0.27)	(0.07)	(0.00)	(0.49)

2003
Net Revenues	$7,331	$9,049	$11,120	$10,832	$38,332
(Loss) Income from operations	(2,052)	(1,800)	775	1,098	(1,979)
Net (loss) income	(2,003)	(1,740)	919	1,116	(1,708)
Basic (loss) earnings per common share	(0.13)	(0.11)	0.05	0.06	(0.10)
Diluted (loss) earnings per common share	(0.13)	(0.11)	0.05	0.06	(0.10)

The sum of the quarterly (loss) earnings per common share amounts do not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
	(in thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$62	$139	$—		$(103	)(1)	$98
Returns reserve	344	—	9,557	(2)	(9,629)		272
Valuation allowance for deferred tax assets	3,302	3,387	—		—		6,689

Year ended December 31, 2003
Allowance for doubtful accounts	$66	$17	$—		$(21	)(1)	$62
Returns reserve	26	—	7,437	(2)	(7,119)		344
Valuation allowance for deferred tax assets	2,611	691	—		—		3,302

Year ended December 31, 2002
Allowance for doubtful accounts	$17	$69	$—		$(20	)(1)	$66
Returns reserve	26	—	761	(2)	(761)		26
Valuation allowance for deferred tax assets	3,719	—	—		(1,108)		2,611

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Returns reserve recorded as an offset to revenue.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.