Form 10-Q
period 2005-03-31
EDIETS COM INC
filed 2005-05-05
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At April 22, 2005, there were 21,419,346 shares of common stock, par value $.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,928	$8,787
Accounts receivable, net	1,702	1,094
Prepaid advertising costs	125	349
Inventory	226	93
Prepaid expenses and other current assets	521	466

Total current assets	9,502	10,789

Property and equipment, net	1,366	1,317
Intangibles, net	690	758
Goodwill	7,104	7,212
Other assets	47	64

Total assets	$18,709	$20,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,882	$4,769
Accrued liabilities	4,405	3,731
Reserve for refunds	304	272
Current portion of capital lease obligations and notes payable	144	97
Deferred revenue	3,528	3,476

Total current liabilities	14,263	12,345

Capital lease obligations, net of current portion	56	36
Deferred revenue	2,200	2,368
Deferred tax liability	86	95

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	21	21
Additional paid-in capital	21,691	21,371
Unearned compensation	(61)	(72)
Accumulated other comprehensive (loss) income	(45)	8
Accumulated deficit	(19,502)	(16,032)

Total stockholders’ equity	2,104	5,296

Total liabilities and stockholders’ equity	$18,709	$20,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE	$13,031	$11,076

COSTS AND EXPENSES:
Cost of revenue	1,780	1,634
Product development	708	524
Sales and marketing	12,424	10,367
General and administrative	1,603	1,519
Amortization of intangible assets	30	28
Impairment of intangible assets	—	54

Total costs and expenses	16,545	14,126

Loss from operations	(3,514)	(3,050)
Other income, net	40	11
Income tax benefit	4	26

Net loss	$(3,470)	$(3,013)

Loss per common share:
Basic and Diluted	$(0.16)	$(0.16)

Weighted average common and common equivalent shares outstanding:
Basic and Diluted	21,311	18,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,470)	$(3,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205	208
Amortization of intangibles	30	28
Provision for bad debts and sales returns	49	105
Stock-based compensation	18	11
Loss on disposals of fixed assets and impairment of intangible assets	6	54
Deferred tax benefit	(9)	(30)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(657)	(598)
Prepaid expenses and other assets	53	(328)
Accounts payable and accrued liabilities	1,819	2,706
Deferred revenue	(116)	163

Net cash used in operating activities	(2,072)	(694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111)	(261)

Net cash used in investing activities	(111)	(261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	312	748
Repayment of capital lease obligations and notes payable	(83)	(50)
Common stock registration costs	—	(9)

Net cash provided by financing activities	229	689
Effect of exchange rate changes on cash	95	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,859)	(266)
Cash and cash equivalents, beginning of period	8,787	6,063

Cash and cash equivalents, end of period	$6,928	$5,797

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5	$4

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$150	$48

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

3. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the three months ended March 31, 2005 and 2004, as their effect is anti-dilutive.

4. INTANGIBLE ASSETS

Intangible assets related to the acquisition of eDiets Europe Ltd. (eDiets Europe) in July 2004 are being amortized using the straight-line method over periods ranging from 20 months to 15 years with a weighted average life of approximately 12 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Intangible assets related to the DietSmart merger in October 2001 were being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website the Company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the three months ended March 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

5. ACQUISITION OF EDIETS EUROPE

On July 15, 2004, eDiets BVI, Inc., a wholly-owned subsidiary of eDiets.com, Inc., acquired the 40% of eDiets Europe not already owned for approximately $1,529,000 in cash and 255,605 shares of common stock of eDiets.com, Inc. valued at approximately $726,000. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

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

6. STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2005, a total of 182,638 stock options were exercised by the holders, resulting in proceeds of approximately $312,000 to the Company.

7. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $11,000 for the three months ended March 31, 2005.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan (in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net loss - as reported	$(3,470)	$(3,013)
Stock-based compensation expense included in reported net loss	11	11
Pro forma compensation expense	(371)	(232)

Pro forma net loss	$(3,830)	$(3,234)

Basic and diluted loss per share
As reported	$(0.16)	$(0.16)

Pro forma	$(0.18)	$(0.18)

8. INCOME TAXES

The Company recorded approximately $4,000 and $26,000 of income tax benefit for the three months ended March 31, 2005 and 2004, respectively. The income tax benefit is primarily related to the amortization of intangible assets resulting from acquisitions.

9. COMPREHENSIVE LOSS

The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(3,470)	$(3,013)
Other comprehensive (loss) income:
Foreign currency translation	(53)	—

Comprehensive net loss	$(3,523)	$(3,013)

The components of accumulated other comprehensive net (loss) income are as follows (in thousands):

	March 31, 2005	December 31, 2004
Foreign currency translation	$(45)	$8

Accumulated other comprehensive net (loss) income	$(45)	$8

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10. SEGMENT INFORMATION

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

Net revenues and segment loss of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenues:
United States	$12,600	$11,076
Europe	431	—

Consolidated net revenues	$13,031	$11,076

Segment loss:
United States	$(3,345)	$(3,050)
Europe	(169)	—

Consolidated loss from operations	$(3,514)	$(3,050)

Identifiable assets of the Company’s two reportable segments are shown below. Long-lived assets consist of property and equipment, net: (in thousands)

	March 31, 2005	December 31, 2004
Identifiable assets:
United States	$13,454	$14,513
Europe	5,255	5,627

Total identifiable assets	$18,709	$20,140

Long-lived assets, net:
United States	$1,359	$1,310
Europe	7	7

Total long-lived assets	$1,366	$1,317

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on its financial condition or results of operations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No.123. SFAS No.123R permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; and 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the first fiscal year beginning after June 15, 2005. As a result, the Company expects to adopt SFAS No. 123R on January 1, 2006. The Company has yet to evaluate the effects on its financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R under the modified prospective method.

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

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2004, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

We are executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. In 2004, we derived approximately 86% of our total revenues of $45,407,000 from the sale of personalized subscription-based online nutrition plans related to weight management and dietary regimens. Over 2 million consumers worldwide have become eDiets.com members since 1997. As of March 31, 2005, eDiets had approximately 247,000 paying subscribers.

Since 2003, we have undertaken a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans, all at one web location. To date, eDiets has obtained licenses from Atkins Nutritionals, Inc., dermatologist Dr. Nicholas Perricone, author of The Perricone Prescription, Slim·Fast®,Inc., Bob Greene, fitness trainer for Oprah Winfrey, Bill Phillips, author of Fit for Life, Dr. Melinda Sothern, author of Trim Kids and Dr. Peter D’Adamo, author of Eat Right 4 Your Type.

Our nutrition plans, along with other services such as fitness programs, member support and recipe club are fee-based programs. Programs are usually billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation.

Our Web site includes free, regularly updated content developed primarily by our in-house editorial staff. In 2004 we adopted a new Web format and began to group our content into “channels” including Diet & Nutrition, Fitness, Sex & Relationships, Health, Food & Recipes, Motivation, Style & Beauty, Low Carb Solutions, Healthy Kids and Success Stories. We were awarded Forbes.com’s “Best of the Web” in diet and nutrition in both 2004 and 2005. During 2004 we also expanded our portfolio of free email newsletters. Our newsletter titles, which are distributed on an individual “opt-in” basis to a subscriber base of approximately 13 million, include eDiets EXTRA!, Beauty, Psychology, Worst Foods, Sex Factor, Low Carb, Diabetes, Healthy Hearts and Healthy Kids. We derive revenues from the sale of advertising as well as sales of products and services from our site traffic and newsletter readership. In 2004, approximately 9% of our revenues were from the sale of advertising, both on our Web sites and in our weekly e-newsletters, while e-commerce accounted for approximately 2% of our revenues.

Outside of the U.S., through our wholly-owned subsidiary, eDiets Europe, we operate web sites and offer online nutrition services in Germany at www.eDiets.de and in Spain at www.eDiets.es. We also have a licensing relationship with Tesco plc, the largest retailer in the United Kingdom. In July 2004 we granted to Tesco.com the exclusive rights to use our technology in the United Kingdom and Ireland and we now receive and recognize royalty payments related to that license. Revenues from our international activities totaled approximately $0.5 million in 2004 for the approximately six months of 2004 that we consolidated them.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2004 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to our operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement.

GOODWILL AND INTANGIBLE ASSETS:

At March 31, 2005 we had $7.1 million in goodwill. Approximately $5.2 million is considered “enterprise level” goodwill while $1.9 million is related to the acquisition of eDiets Europe. For purposes of assessing impairment under SFAS 142, Goodwill and Other Intangible Assets, goodwill must be assigned to one or more reporting units. SFAS 142 describes the reporting unit as an “operating segment” as that term is used in SFAS 131.

We operate in a single market consisting of the sale of services and information related to nutrition and fitness. Our revenues are derived from sales in the United States and Europe and these two geographic regions constitute the Company’s two reportable segments. We evaluate goodwill along these segments, which represent our reporting units.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed annually for impairment, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. No impairment charges have been recorded to date as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, and could result in non-cash charges that would adversely affect our results of operations and financial condition.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net loss and loss per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; and 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the first fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006. We have yet to evaluate the effects on our financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of March 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2005	2004
Revenue	100%	100%
Cost of revenue	14	15
Product development	5	5
Sales and marketing	95	94
General and administrative	12	14
Amortization of intangible assets	*	*
Impairment of intangible assets	*	*
Other income, net	*	*
Income tax benefit	*	*
Net loss	(27)%	(27)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenue: Our revenue for the three months ended March 31, 2005 was $13,031,000 as compared to $11,076,000 for the three months ended March 31, 2004. The 18% increase was mainly due to increases in subscription revenue, e-commerce revenue and commission revenue.

Membership revenue totaled approximately $10,783,000 for the three months ended March 31, 2005, an increase of 14% over membership revenue of approximately $9,452,000 in the corresponding period in the prior year. The dollar increase in membership revenue for the three months ended March 31, 2005 as compared to the corresponding period in the prior year was mainly due to a higher average paying subscriber base. Paying members as of March 31, 2005 were approximately 247,000 compared to approximately 203,000 as of March 31, 2004. The increase in paying members was primarily the result of increased advertising expenditures in an effort to build our paying member base.

The effects of consolidating eDiets Europe had a minimal impact on the results of operations for the three months ended March 31, 2005. Revenues for eDiets Europe represented approximately 4% of consolidated revenues for the three months ended March 31, 2005, while net loss represented approximately 4% of the consolidated net loss for the same period.

Other revenues, consisting of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $2,248,000 for the three months ended March 31, 2005, compared to other revenues of approximately $1,624,000 in the three month period in the prior year. The increase in other revenues was recorded in all three sources of other revenues and was partly due a higher paying subscriber base compared to the same period last year. The Company expects other revenues to decline in the second quarter of 2005 compared to the first quarter due to lower new member volume as well as seasonal specific advertisements that have been completed.

As of March 31, 2005, deferred revenue totaled $5,728,000 relating to payments for which services have not yet been provided, compared to $4,108,000 as of March 31, 2004. Deferred revenue as of March 31, 2005 includes $2,366,000 of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland. The remaining $3,362,000 of deferred revenue at March 31, 2005 related to subscription fees prepaid by members and which balance fluctuates depending on the amount of prepayment received by us under our various subscription plans.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals, product costs for e-commerce sales and depreciation. Cost of revenue increased to $1,780,000 or 14% of revenues for the three months ended March 31, 2005 as compared to $1,634,000 or 15% of revenues for the comparable period in the prior year. The dollar increase of 9% year over year was due to an increase of credit card fees, product costs for e-commerce sales and royalty payments under the exclusive license agreements with third party nutritional and fitness companies, partially offset by lower internet advertising serving costs.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $708,000 or 5% of revenues for the three months ended March 31, 2005 from $524,000 or 5% of revenues for the corresponding period in the prior year. The dollar increase for the three months ended March 31, 2005 as compared to the corresponding period in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our website.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. Due to seasonality involved in the diet services business the Company traditionally has a higher sales and marketing expense in the first half of the year versus the second half of the year. These expenses increased to $12,424,000 or 95% of revenues for the three months ended March 31, 2005 from $10,367,000 or 94% of revenues for the three months ended March 31, 2004. The dollar increase in sales and marketing of 20% year over year was due to the expansion of television advertising launched in the second quarter of 2004. Advertising expense totaled approximately $10,183,000 for the three months ended March 31, 2005, an increase of 21% over advertising expense of $8,411,000 for the corresponding period in the prior year primarily related to the increase in offline advertising in the current year.

Due to the seasonality in the diet services industry, we expect advertising expense to decline sequentially in each of the remaining quarters of 2005.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $1,603,000 or 12% of revenues for the three months ended March 31, 2005 from $1,519,000 or 14% of revenues for the corresponding period in the prior year. The dollar increase of 6% year over year was primarily due to increases in headcount, professional fees and general overhead.

Amortization of intangible assets: Amortization expense increased to $30,000 for the three months ended March 31, 2005 from $28,000 for the corresponding period in the prior year. The increase was mainly due to the amortization of intangible assets from the eDiets Europe acquisition.

Impairment of Intangible Assets: During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, the Company recorded an impairment charge in its Consolidated Statement of Operations for the three months ended March 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income, net: Other income, net, was approximately $40,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively, and consisted mainly of interest income. The increase was primarily due to a higher average cash balance in the current period compared to the prior year period.

Income Tax Benefit: Income tax benefit of $4,000 for the three months ended March 31, 2005 primarily relates to the tax benefit from the amortization of intangible assets resulting from the eDiets Europe acquisition. In the prior year we recorded approximately $26,000 of income tax benefit for the three months ended March 31, 2004 primarily related to the amortization of the intangible assets related to the DietSmart acquisition.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $3,470,000 for the three months ended March 31, 2005 compared to a net loss of $3,013,000 in the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the three months ended March 31, 2005, we generated negative operating cash flow of $2,072,000. These cash flows primarily related to our net loss of $3,470,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $235,000, provision for bad debt of $49,000, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $1,099,000. For the three months ended March 31, 2004, we generated negative operating cash flow of $694,000. These cash flows primarily related to our net loss of $3,013,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $236,000, provision for bad debt of $105,000, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $1,943,000.

As stated earlier, the Company intends to scale back its advertising expenditures over the remainder of 2005. Accordingly, the Company believes its operating cash flows will improve throughout the year.

Cash Flows from Investing Activities: Our investing activities used $111,000 and $261,000 for the three months ended March 31, 2005 and 2004, respectively, primarily for the purchases of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided for $229,000 and $689,000 for the three months ended March 31, 2005 and 2004, respectively. The cash provided for the three months ended March 31, 2005 was primarily attributable to $312,000 in proceeds from the exercise of stock options, adjusted for repayment of capital lease obligations of $83,000. The cash provided for the three months ended March 31, 2004 was primarily attributable to $748,000 in proceeds from the exercise of stock options, adjusted for, among other things, repayment of capital lease obligations of $50,000.

Available Cash: At March 31, 2005, we had $6,928,000 of unrestricted cash and cash equivalents compared to $5,797,000 of unrestricted cash and cash equivalents at March 31, 2004. The increase in unrestricted cash relates primarily to the consolidation of eDiets Europe. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at March 31, 2005.

Foreign Currency Risk

We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros and British Sterling Pounds and fluctuations of the Euro as the financial position and operating results of the our foreign subsidiary are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures which include controls and procedures that are designed to ensure that information required to be disclosed in the reports which we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. The Certifying Officers have evaluated these controls and procedures and they have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to: i) ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure; and ii) ensure that information required to be disclosed in the reports which we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives. The Certifying Officers have evaluated our controls and procedures and they have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures effectively provide a reasonable level of assurance of reaching the desired control objectives.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits

The following exhibits are included herein:

10.1	Letter of Agreement dated April 26, 2005 between Robert T. Hamilton and eDiets.com, Inc.

10.2	Letter of Agreement dated May 1, 2005 between Alison Tanner and eDiets.com, Inc.

10.3	Lease Agreement dated April 19, 2005 between HEC Investment LLC and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: May 4, 2005

Exhibit Index

Exhibit No.	Description
10.1	Letter of Agreement dated April 26, 2005 between Robert T. Hamilton and eDiets.com, Inc.

10.2	Letter of Agreement dated May 1, 2005 between Alison Tanner and eDiets.com, Inc.

10.3	Lease Agreement dated April 19, 2005 between HEC Investment LLC and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company