Form 10-Q
period 2005-06-30
EDIETS COM INC
filed 2005-08-05
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 25, 2005, there were 21,483,615 shares of common stock, par value $.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,009	$8,787
Accounts receivable, net	1,658	1,094
Prepaid advertising costs	156	349
Inventory	145	93
Prepaid expenses and other current assets	470	466

Total current assets	9,438	10,789

Property and equipment, net	1,290	1,317
Intangibles, net	620	758
Goodwill	6,983	7,212
Other assets	61	64

Total assets	$18,392	$20,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,803	$4,769
Accrued liabilities	4,280	3,731
Reserve for refunds	244	272
Current portion of capital lease obligations	128	97
Deferred revenue	3,279	3,476

Total current liabilities	12,734	12,345

Capital lease obligations, net of current portion	34	36
Deferred revenue	2,022	2,368
Deferred tax liability	76	95

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	21	21
Additional paid-in capital	21,819	21,371
Unearned compensation	(50)	(72)
Accumulated other comprehensive (loss) income	(17)	8
Accumulated deficit	(18,247)	(16,032)

Total stockholders’ equity	3,526	5,296

Total liabilities and stockholders’ equity	$18,392	$20,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE	$15,068	$11,385	$28,099	$22,461

COSTS AND EXPENSES:
Cost of revenue	2,295	1,713	4,075	3,347
Product development	813	609	1,521	1,133
Sales, marketing and support	9,218	13,062	21,642	23,429
General and administrative	1,482	1,495	3,085	3,015
Amortization of intangible assets	29	2	59	29
Impairment of intangible assets	—	—	—	54

Total costs and expenses	13,837	16,881	30,382	31,007

Income (loss) from operations	1,231	(5,496)	(2,283)	(8,546)
Other income, net	20	27	60	38
Income tax benefit	4	—	8	26

Net income (loss)	$1,255	$(5,469)	$(2,215)	$(8,482)

Income (loss) per common share:
Basic	$0.06	$(0.27)	$(0.10)	$(0.44)

Diluted	$0.06	$(0.27)	$(0.10)	$(0.44)

Weighted average common and common equivalent shares outstanding:
Basic	21,444	20,104	21,378	19,276

Diluted	22,281	20,104	21,378	19,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,215)	$(8,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	401	388
Amortization of intangibles	59	29
Provision for (recovery of) bad debts and sales returns	(43)	169
Stock-based compensation	37	22
Loss on disposals of fixed assets and impairment of intangible assets	44	55
Deferred tax benefit	(8)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(570)	(439)
Prepaid expenses and other assets	135	(192)
Accounts payable and accrued liabilities	716	4,037
Deferred revenue	(245)	734

Net cash used in operating activities	(1,689)	(3,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(270)	(460)

Net cash used in investing activities	(270)	(460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	434	768
Repayment of capital lease obligations	(121)	(80)
Issuance costs of common stock	—	(558)
Proceeds from issuance of common stock	—	7,040

Net cash provided by financing activities	313	7,170
Effect of exchange rate changes on cash and cash equivalents	(132)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,778)	3,001
Cash and cash equivalents, beginning of period	8,787	6,063

Cash and cash equivalents, end of period	$7,009	$9,064

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6	$8

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$150	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its programs through advertising and other promotional arrangements on the World Wide Web as well as offline advertising such as television. The Company’s operations are concentrated in North America and Western Europe.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the six months ended June 30, 2005 or the three and six months ended June 30, 2004 as their effect is anti-dilutive.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Intangible assets related to the DietSmart merger in October 2001 were being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result the Company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recorded an impairment charge in its Consolidated Statement of Operations for the six months ended June 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

5. ACQUISITION OF EDIETS EUROPE

On July 15, 2004, eDiets BVI, Inc., a wholly-owned subsidiary of eDiets.com, Inc., acquired the 40% of eDiets Europe not already owned for approximately $1,529,000 in cash and 255,605 shares of common stock of eDiets.com, Inc. valued at approximately $726,000. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

The 40% minority interest of eDiets Europe was acquired from Ciaran G. McCourt, an eDiets board member. In connection with the buyout of the minority interest owned by the related party, the Company utilized a third party advisor to assist in the determination of the purchase price to be paid by the Company. Accordingly, the Company believes such buyout of the minority interest was completed on an arm’s length basis.

The primary reason for the acquisition of eDiets Europe was to be able to accelerate revenue growth and cash flows by consolidating the Company’s operations in the US and Europe. In addition, through the acquisition of eDiets Europe, the Company believes it will benefit by working with Tesco.com, a wholly-owned subsidiary of Tesco plc, under an exclusive 15-year license agreement involving the Company’s online diet service in the United Kingdom and Ireland and having Tesco offer this service to a much wider audience.

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

6. STOCKHOLDERS’ EQUITY

A total of 65,213 and 247,851 stock options were exercised by the holders for the three and six months ended June 30, 2005, respectively, resulting in proceeds of approximately $121,000 and $434,000, respectively, to the Company.

7. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $11,000 and $22,000 for the three and six months ended June 30, 2005, respectively.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$1,255	$(5,469)	$(2,215)	$(8,482)
Stock-based compensation expense included in reported net income (loss)	18	11	37	22
Pro forma compensation expense	390	(194)	(665)	(391)

Pro forma net income (loss)	$883	$(5,652)	$(2,843)	$(8,851)

Basic earnings (loss) per share
As reported	$0.06	$(0.27)	$(0.10)	$(0.44)

Pro forma	$0.04	$(0.28)	$(0.13)	$(0.46)

Diluted earnings (loss) per share
As reported	$0.06	$(0.27)	$(0.10)	$(0.44)

Pro forma	$0.04	$(0.28)	$(0.13)	$(0.46)

8. INCOME TAXES

The Company recorded approximately $4,000 and $8,000 of income tax benefit for the three and six months ended June 30, 2005, respectively, and $26,000 for the six months ended June 30, 2004. The income tax benefit is primarily related to the amortization of intangible assets resulting from acquisitions.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,255	$(5,469)	$(2,215)	$(8,482)
Other comprehensive income (loss):
Foreign currency translation	28	—	(25)	—

Comprehensive income (loss)	$1,283	$(5,469)	$(2,240)	$(8,482)

Accumulated other comprehensive income (loss) as of June 30, 2005 and December 31, 2004 consists of foreign currency translation.

EDIETS.COM, INC

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

Net revenues and segment income (loss) of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
United States	$14,456	$11,385	$27,056	$22,461
Europe	612	—	1,043	—

Consolidated net revenues	$15,068	$11,385	$28,099	$22,461

Segment income (loss):
United States	$1,228	$(5,496)	$(2,117)	$(8,546)
Europe	4	—	(166)	—

Consolidated income (loss) from operations	$1,231	$(5,496)	$(2,283)	$(8,546)

Identifiable assets of the Company’s two reportable segments are shown below. Long-lived assets consist of property and equipment, net: (in thousands)

	June 30, 2005	December 31, 2004
Identifiable assets:
United States	$14,313	$14,513
Europe	4,079	5,627

Total identifiable assets	$18,392	$20,140

Long-lived assets, net:
United States	$1,285	$1,310
Europe	5	7

Total long-lived assets	$1,290	$1,317

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on its financial condition or results of operations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No.123. SFAS No.123R permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the first fiscal year beginning after June 15, 2005. As a result, the Company expects to adopt SFAS No. 123R on January 1, 2006. The Company has yet to evaluate the effects on its financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R under the modified prospective method.

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

OUR BUSINESS

We are executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. Since 2003, we have undertaken a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans, all at one web location. In 2004, we derived approximately 86% of our total revenues of $45,407,000 from the sale of personalized subscription-based online nutrition plans related to weight management and dietary regimens. Over 2 million consumers worldwide have become eDiets.com members since 1997. As of June 30, 2005, eDiets had approximately 246,000 paying subscribers.

Our nutrition plans, along with other services such as fitness programs, member support and recipe club, are fee-based programs. Programs are usually billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically until cancellation.

Our web site includes free regularly updated content developed primarily by our in-house editorial staff. In 2004 we began to group our content into “channels” including Diet & Nutrition, Fitness, Sex & Relationships, Health, Food & Recipes, Motivation, Style & Beauty, Low Carb Solutions, Healthy Kids and Success Stories. We were awarded Forbes.com’s “Best of the Web” in diet and nutrition in both 2004 and 2005. During 2004 we also expanded our portfolio of free email newsletters. Our newsletter titles, which are distributed to a subscriber base of approximately 13 million email adresses, include eDiets EXTRA!, Beauty, Psychology, Worst Foods, Sex Factor, Low Carb, Diabetes, Healthy Hearts and Healthy Kids. We derive revenues from the sale of advertising as well as sales of products and services from our site traffic and newsletter readership. In 2004, approximately 9% of our revenues were from the sale of advertising, both on our Web sites and in our weekly e-newsletters, while e-commerce accounted for approximately 2% of our revenues.

Outside of the U.S., through our wholly-owned subsidiary, eDiets Europe, we operate web sites and offer online nutrition services in Germany at www.eDiets.de and in Spain at www.eDiets.com.es. We also have a licensing relationship with Tesco plc, the largest retailer in the United Kingdom. In July 2004 we granted to Tesco.com the exclusive rights to use our technology in the United Kingdom and Ireland and we now receive and recognize royalty payments related to that license. Revenues from our international activities totaled approximately $0.5 million in 2004 for the approximately six months of 2004 that we consolidated eDiets Europe.

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

E-commerce revenue is currently derived from the sale of motivational audio tapes or compact discs, journals, pedometers, “starter kits” and other products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

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

GOODWILL AND INTANGIBLE ASSETS:

At June 30, 2005 we had $7.0 million in goodwill. Approximately $1.8 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe. Prior to such time the Company had one reporting unit and considered approximately $5.2 million of such goodwill to be “enterprise level” goodwill. For purposes of assessing impairment under SFAS 142, Goodwill and Other Intangible Assets, goodwill must be assigned to one or more reporting units. As a result of the acquisition of eDiets Europe, the Company now has two reporting units and, as a result, the former enterprise level goodwill was allocated in its entirety to the Company’s U.S. reporting unit.

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

We use judgment in assessing goodwill for impairment. Goodwill is reviewed annually for impairment, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair value of the Company’s reporting units are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. No impairment charges have been recorded to date as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, and could result in non-cash charges that would adversely affect our results of operations and financial condition.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We are generally not required under APB Opinion No. 25 to recognize compensation expense in connection with our employee stock option plans. We are required by SFAS No. 123, as amended by SFAS No. 148, to present, in the Notes to our Consolidated Financial Statements, the pro forma effects on reported net income (loss) and earnings (loss) per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the first fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006. We have yet to evaluate the effects on our financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of June 30, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100%	100%	100%	100%
Cost of revenue	15	15	14	15
Product development	5	5	5	5
Sales, marketing and support	61	115	77	104
General and administrative	10	13	11	13
Amortization of intangible assets	*	*	*	*
Impairment of intangible assets	—	—	—	*
Other income, net	*	*	*	*
Income tax benefit	*	*	*	*
Net income (loss)	8%	(48)%	(8)%	(38)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Revenue: Our revenue for the three and six months ended June 30, 2005 was $15,068,000 and $28,099,000 as compared to $11,385,000 and $22,461,000 for the three and six months ended June 30, 2004, respectively. The 32% and 25% increase was mainly due to increases in subscription revenue and the effect of consolidating eDiets Europe which was acquired in July 2004.

Membership revenue totaled approximately $13,075,000 and $23,858,000 for the three and six months ended June 30, 2005, an increase of 35% and 25% over membership revenue of approximately $9,666,000 and $19,118,000 in the corresponding periods in the prior year, respectively. The dollar increase in membership revenue for the three and six months ended June 30, 2005 as compared to the corresponding periods in the prior year was mainly due to a higher average paying subscriber base paying higher average weekly fees. Paying members as of June 30, 2005 were approximately 246,000 compared to approximately 229,000 as of June 30, 2004.

The effects of consolidating eDiets Europe had a minimal impact on the results of operations for the three and six months ended June 30, 2005. Revenues for eDiets Europe represented approximately 4% of consolidated revenues for the three and six months ended June 30, 2005, while net loss represented less than 1% and 7% of the consolidated net income (loss) for the same periods.

Other revenues, which include the sale of advertising on our website and in our newsletters, royalties from our Tesco relationship in the United Kingdom and e-commerce and commission activities, were $1,993,000 and $4,241,000 for the three and six months ended June 30, 2005, compared to $1,719,000 and $3,343,000 in the corresponding three and six month periods in the prior year, respectively. Advertising sales were flat compared to a year ago while royalties from Tesco were up approximately $300,000 as eDiets Europe was not consolidated a year ago. We expect other revenues to decline in the second half of 2005 compared to the first half of the year due to lower new member volume as a result of lower budgeted advertising expenditures.

At June 30, 2005, deferred revenue totaled $5,301,000. The majority, or $3,124,000, of this balance relates to prepayment of services by subscribers while $2,177,000 relates to non-refundable fees received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland. At June 30, 2004, deferred revenue balance was $4,679,000 and consisted mainly of prepaid services by subscribers. The decrease in prepaid services by subscribers from last year to this year was primarily due to a change in the fourth quarter of 2004 whereby most consumers are now billed only one month in advance, down from three months in advance for the majority of subscribers a year ago.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals, product costs for e-commerce sales and depreciation. Cost of revenue increased to $2,295,000 and $4,075,000 or 15% and 14% of revenues for the three and six months ended June 30, 2005, respectively, as compared to $1,713,000 and $3,347,000 or 15% of revenues for the comparable periods in the prior year, respectively. The dollar increase of 34% year over year was due to an increase of credit card fees and royalty payments under the exclusive license agreements with third party nutritional and fitness companies, which was primarily caused by higher subscription revenue.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $813,000 and $1,521,000 or 5% of revenues for the three and six months ended June 30, 2005 from $609,000 and $1,133,000 or 5% of revenues for the corresponding periods in the prior year, respectively. The dollar increase for the three and six months ended June 30, 2005 as compared to the corresponding periods in the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our website.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in the sales, marketing and support groups. Due to seasonality involved in the diet services business the Company traditionally invests more in advertising, resulting in a higher sales, marketing and support expense in the first half of the year versus the second half of the year. These expenses decreased to $9,218,000 and $21,642,000 or 61% and 77% of revenues for the three and six months ended June 30, 2005, respectively, from $13,062,000 and $23,429,000 or 115% and 104% of revenues for the three and six months ended June 30, 2004, respectively. The dollar decrease in sales, marketing and support expense of 29% for the three months ended June 30, 2005 as compared to the corresponding period in the prior year was mainly due to lower, but more efficient, online advertising agreements. Advertising expense totaled approximately $7,157,000 and $17,340,000 for the three and six months ended June 30, 2005, respectively, a decrease of 35% and 11% over advertising expense of $11,018,000 and $19,429,000 for the corresponding periods in the prior year.

Due to the seasonality in the diet services industry, we expect advertising expense to decline sequentially in each of the remaining quarters of 2005.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1,482,000 and $3,085,000 or 10% and 11% of revenues for the three and six months ended June 30, 2005, respectively, and were flat compared to the corresponding prior periods of $1,495,000 and $3,015,000 or 13% of revenues, respectively.

Amortization of intangible assets: Amortization expense increased to $29,000 and $59,000 for the three and six months ended June 30, 2005, respectively, from $2,000 and $29,000 for the corresponding periods in the prior year. The increase was mainly due to the amortization of intangible assets from the eDiets Europe acquisition.

Impairment of Intangible Assets: During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, the Company recorded an impairment charge in its Consolidated Statement of Operations for the six months ended June 30, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income, net: Other income, net, was $20,000 and $60,000 for the three and six months ended June 30, 2005, respectively, compared to $27,000 and $38,000 for the corresponding periods in the prior year. Other income, net, consists mainly of interest income. The increase for the six month period ended June 30, 2005 was primarily due to a higher average cash balance in the first half of 2005 compared to the prior year period.

Income Tax Benefit: Income tax benefit of $4,000 and $8,000 for the three and six months ended June 30, 2005, respectively, primarily relates to the tax benefit from the amortization of intangible assets resulting from the eDiets Europe acquisition. In the prior year we recorded approximately $26,000 of income tax benefit for the six months ended June 30, 2004 primarily related to the amortization of the intangible assets related to the DietSmart acquisition.

Net Income/Loss: As a result of the factors discussed above, we recorded net income of $1,255,000 for the three months ended June 30, 2005 and a net loss of $2,215,000 for the six months ended June 30, 2005 compared to net losses of $5,469,000 and $8,482,000 for the three and six months ended June 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the six months ended June 30, 2005, we generated negative operating cash flow of $1,689,000. This negative cash flow primarily related to our net loss of $2,215,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $460,000, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $36,000. For the six months ended June 30, 2004, we generated negative operating cash flow of $3,709,000. This negative cash flow primarily related to our net loss of $8,482,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $417,000 and provision for bad debt of $169,000, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $4,140,000.

As stated earlier, the Company intends to decrease its advertising expenditures over the remainder of 2005. Accordingly, the Company believes its operating cash flows will improve throughout the remainder of 2005.

Cash Flows from Investing Activities: Our investing activities used $270,000 and $460,000 for the six months ended June 30, 2005 and 2004, respectively, primarily for the purchase of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided for $313,000 and $7,170,000 for the six months ended June 30, 2005 and 2004, respectively. The cash provided for the six months ended June 30, 2005 was primarily attributable to $434,000 in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $121,000. The cash provided for the six months ended June 30, 2004 was primarily attributable to $7,040,000 in issuance of common stock and $768,000 in proceeds from the exercise of stock options, offset by issuance costs of common stock of $558,000 and repayment of capital lease obligations of $80,000.

Available Cash: At June 30, 2005, we had $7,009,000 of unrestricted cash and cash equivalents compared to $8,787,000 of unrestricted cash and cash equivalents at December 31, 2004. The decrease in unrestricted cash relates primarily to the investment in advertising made by the Company in the first half of 2005 partially offset by the consolidation of eDiets Europe. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at June 30, 2005.

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

The Certifying Officers have indicated that there were no changes in our internal controls which occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits

The following exhibits are included herein:

10.1	Letter of Agreement dated June 13, 2005 between James A. Epstein and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: August 5, 2005

Exhibit Index

Exhibit No.	Description
10.1	Letter of Agreement dated June 13, 2005 between James A. Epstein and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company