Form 10-Q
period 2005-09-30
EDIETS COM INC
filed 2005-11-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At November 1, 2005, there were 21,721,060 shares of common stock, par value $.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,668	$8,787
Accounts receivable, net	1,829	1,094
Prepaid advertising costs	125	349
Inventory, net	108	93
Prepaid expenses and other current assets	365	466

Total current assets	10,095	10,789

Property and equipment, net	1,350	1,317
Intangibles, net	592	758
Goodwill	6,752	7,212
Other assets	58	64

Total assets	$18,847	$20,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,001	$4,769
Accrued liabilities	4,243	3,731
Reserve for refunds	257	272
Current portion of capital lease obligations	99	97
Deferred revenue	3,183	3,476

Total current liabilities	10,783	12,345

Capital lease obligations, net of current portion	23	36
Deferred revenue	1,975	2,368
Deferred tax liability	74	95

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	22	21
Additional paid-in capital	22,200	21,371
Unearned compensation	(39)	(72)
Accumulated other comprehensive (loss) income	(24)	8
Accumulated deficit	(16,167)	(16,032)

Total stockholders’ equity	5,992	5,296

Total liabilities and stockholders’ equity	$18,847	$20,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUE	$13,494	$11,810	$41,593	$34,271

COSTS AND EXPENSES:
Cost of revenue	1,881	1,640	5,957	4,987
Product development	522	676	2,043	1,809
Sales, marketing and support	7,676	9,459	29,319	32,888
General and administrative	1,342	1,401	4,425	4,416
Amortization of intangible assets	28	33	87	62
Impairment of intangible assets	—	—	—	54

Total costs and expenses	11,449	13,209	41,831	44,216

Income (loss) from operations	2,045	(1,399)	(238)	(9,945)
Other income, net	32	33	93	71
Income tax benefit	3	3	10	29

Net income (loss)	$2,080	$(1,363)	$(135)	$(9,845)

Income (loss) per common share:
Basic	$0.10	$(0.07)	$(0.01)	$(0.50)

Diluted	$0.09	$(0.07)	$(0.01)	$(0.50)

Weighted average common and common equivalent shares outstanding:
Basic	21,586	20,633	21,448	19,717

Diluted	22,482	20,633	21,448	19,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135)	$(9,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	601	585
Amortization of intangibles	87	62
Provision for (recovery of) bad debts and sales returns	(50)	160
Stock-based compensation	55	32
Loss on disposals of fixed assets and impairment of intangible assets	22	54
Deferred tax benefit	(10)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(943)	(405)
Prepaid expenses and other assets	308	58
Accounts payable and accrued liabilities	(869)	5,268
Deferred revenue	(379)	(384)

Net cash used in operating activities	(1,313)	(4,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(509)	(618)
Proceeds from sale of property and equipment	—	56
Acquisition of minority interest of eDiets Europe, net of cash acquired	—	286
Effect of consolidation of previously unconsolidated subsidiary	—	2,880

Net cash (used in) provided by investing activities	(509)	2,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	808	1,225
Repayment of capital lease obligations	(150)	(103)
Issuance costs of common stock	—	(561)
Proceeds from issuance of common stock	—	7,040

Net cash provided by financing activities	658	7,601
Effect of exchange rate changes on cash and cash equivalents	45	(17)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,119)	5,740
Cash and cash equivalents, beginning of period	8,787	6,063

Cash and cash equivalents, end of period	$7,668	$11,803

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15	$13

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$140	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the nine months ended September 30, 2005 or the three and nine months ended September 30, 2004 as their effect is anti-dilutive.

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

The 40% minority interest of eDiets Europe was acquired from Ciaran McCourt, an eDiets board member, and related family members. In connection with the buyout of the minority interest owned by the related party, the Company utilized a third party advisor to assist in the determination of the purchase price to be paid by the Company. Accordingly, the Company believes such buyout of the minority interest was completed on an arm’s length basis.

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

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of eDiets Europe have been included in the Company’s financial statements for periods subsequent to July 15, 2004. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of net assets acquired of approximately $1.6 million has been reflected as goodwill and is not expected to be deductible for income tax purposes.

6. STOCKHOLDERS’ EQUITY

A total of 183,579 and 431,430 stock options were exercised by the holders for the three and nine months ended September 30, 2005, respectively, resulting in proceeds of approximately $374,000 and $807,000, respectively, to the Company.

7. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $129,000. Consequently, compensation expense is being recognized pro-rata on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $11,000 and $32,000 for the three and nine months ended September 30, 2005, respectively.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$2,080	$(1,363)	$(135)	$(9,845)
Stock-based compensation expense included in reported net income (loss)	11	11	32	32

Pro forma compensation expense	(248)	(219)	(902)	(610)

Pro forma net income (loss)	$1,843	$(1,571)	$(1,005)	$(10,423)

Basic earnings (loss) per share
As reported	$0.10	$(0.07)	$(0.01)	$(0.50)

Pro forma	$0.09	$(0.08)	$(0.05)	$(0.53)

Diluted earnings (loss) per share
As reported	$0.09	$(0.07)	$(0.01)	$(0.50)

Pro forma	$0.08	$(0.08)	$(0.05)	$(0.53)

8. INCOME TAXES

The Company recorded approximately $3,000 and $10,000 of income tax benefit for the three and nine months ended September 30, 2005, respectively, and $3,000 and $29,000 for the three and nine months ended September 30, 2004, respectively. The income tax benefit is primarily related to the amortization of intangible assets resulting from the acquisition of eDiets Europe.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,080	$(1,363)	$(135)	$(9,845)
Other comprehensive income (loss):
Foreign currency translation	(7)	(10)	(32)	(10)

Comprehensive income (loss)	$2,073	$(1,373)	$(167)	$(9,855)

Accumulated other comprehensive income (loss) as of September 30, 2005 and December 31, 2004 consists of foreign currency translation.

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

Net revenues and segment income (loss) of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
United States	$12,925	$11,520	$39,981	$33,981
Europe	569	290	1,612	290

Consolidated net revenues	$13,494	$11,810	$41,593	$34,271

Segment income (loss):
United States	$1,869	$(1,384)	$(247)	$(9,930)
Europe	176	(15)	9	(15)

Consolidated income (loss) from operations	$2,045	$(1,399)	$(238)	$(9,945)

Identifiable assets of the Company’s two reportable segments are shown below. Long-lived assets consist of property and equipment, net: (in thousands)

	September 30, 2005	December 31, 2004
Identifiable assets:
United States	$14,965	$14,513
Europe	3,882	5,627

Total identifiable assets	$18,847	$20,140

Long-lived assets, net:
United States	$1,338	$1,310
Europe	12	7

Total long-lived assets	$1,350	$1,317

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which changes the accounting for and the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

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

OUR BUSINESS

We are executing a strategy to be a leading online provider of services, information and products related to nutrition, fitness and motivation. Since 2003, we have undertaken a strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans, all at one web location. We derive approximately 86% of our revenues from the sale of personalized subscription-based online nutrition plans related to weight management and dietary regimens. Over 2 million consumers worldwide have become eDiets.com members since 1997. As of September 30, 2005, eDiets had approximately 220,000 paying subscribers.

Our nutrition plans, along with other services such as fitness programs, member support and a recipe club are fee-based programs. Programs are billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation.

Our web site includes free, regularly updated content developed primarily by our in-house editorial staff. In 2004 we began to group our content into “channels” including Diet & Nutrition, Fitness, and other lifestyle subjects. We were awarded Forbes.com’s “Best of the Web” in diet and nutrition in both 2004 and 2005. During 2004 we also expanded our portfolio of free email newsletters. Our newsletters are distributed to a subscriber base of approximately 13 million email addresses. We derive revenues from the sale of advertising as well as sales of products and services from our site traffic and newsletter readership. Approximately 9% of our revenues is from the sale of advertising, both on our Web sites and in our weekly e-newsletters, while e-commerce accounts for approximately 2% of our revenues.

Outside of the U.S., through our wholly-owned subsidiary, eDiets Europe, we operate web sites and offer online nutrition services in Germany at www.eDiets.de and in Spain at www.eDiets.com.es. We also have a licensing relationship with Tesco plc, the largest retailer in the United Kingdom. In July 2004 we granted to Tesco.com the exclusive rights to use our name and technology in the United Kingdom and Ireland and we now receive and recognize royalty payments related to that license. Revenues from our international activities totaled approximately $0.5 million in 2004 for the approximately six months of 2004 that we consolidated eDiets Europe.

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

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection is probable. Our obligations sometime include guarantees of a minimum number of “impressions” or times that visitors to our web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the collection and sale of email addresses of visitors to our Web sites who have authorized us to allow third party solicitations. Revenues from the collection and sale of email addresses are recognized when no significant obligation remains and collection is probable.

E-commerce revenue is currently derived from the sale of motivational audio tapes or compact discs, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

Commission revenue is derived from third party vendors on sales of products and services advertised on our Web sites. Commission revenue is recognized when no significant obligation remains and collection is probable.

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to our operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement.

GOODWILL AND INTANGIBLE ASSETS:

At September 30, 2005 we had $6.8 million in goodwill. Approximately $1.6 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe. Prior to such time the Company had one reporting unit and considered approximately $5.2 million of such goodwill to be “enterprise level” goodwill. For purposes of assessing impairment under SFAS 142, Goodwill and Other Intangible Assets, goodwill must be assigned to one or more reporting units. As a result of the acquisition of eDiets Europe, the Company now has two reporting units and, as a result, the former enterprise level goodwill was allocated in its entirety to the Company’s U.S. reporting unit.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of September 30, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100%	100%	100%	100%
Cost of revenue	14	14	14	15
Product development	4	6	5	5
Sales, marketing and support	57	80	70	96
General and administrative	10	12	11	13
Amortization of intangible assets	*	*	*	*
Impairment of intangible assets	—	—	—	*
Other income, net	*	*	*	*
Income tax benefit	*	*	*	*
Net income (loss)	15%	(12)%	*	(29)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue: Our revenue for the three and nine months ended September 30, 2005 was $13,494,000 and $41,593,000 as compared to $11,810,000 and $34,271,000 for the three and nine months ended September 30, 2004, respectively. The 14% and 21% increase were mainly due to increases in subscription revenue and the effect of consolidating eDiets Europe which was acquired in July 2004.

Membership revenue totaled approximately $11,794,000 and $35,652,000 for the three and nine months ended September 30, 2005, an increase of 14% and 21% over membership revenue of approximately $10,316,000 and $29,434,000 in the corresponding periods in the prior year, respectively. The dollar increase in membership revenue for the three and nine months ended September 30, 2005 as compared to the corresponding periods in the prior year was mainly due to the subscriber base paying higher average weekly fees. Paying members as of September 30, 2005 were approximately 220,000 compared to approximately 230,000 as of September 30, 2004.

The effects of consolidating eDiets Europe had a minimal impact on the results of operations for the three and nine months ended September 30, 2005. Revenues for eDiets Europe represented approximately 4% of consolidated revenues for the three and nine months ended September 30, 2005, while net income (loss) represented approximately 8% of the consolidated net income for the three months ended September 30, 2005 and approximately 15% of the consolidated net loss for the nine months ended September 30, 2005.

Other revenues, which includes the sale of advertising on our website and in our newsletters, royalties from our Tesco relationship in the United Kingdom and e-commerce and commission activities, were $1,700,000 and $5,941,000 for the three and nine months ended September 30, 2005, compared to $1,494,000 and $4,837,000 in the corresponding three and nine month periods in the prior year, respectively. We expect other revenues to decline in the fourth quarter of 2005 compared to the third quarter due to lower traffic and new member volume.

At September 30, 2005, deferred revenue totaled $5,158,000. The majority, or $3,029,000, of this balance relates to prepayment of services by subscribers while $2,129,000 relates to non-refundable royalties received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland. At September 30, 2004 the deferred revenue balance was $5,844,000. The change between years was mainly due to a decrease in prepaid services by subscribers from last year to this year and was primarily due to a change in the fourth quarter of 2004 whereby most consumers are now billed only one month in advance, down from three months in advance for the majority of subscribers a year ago.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals, product costs for e-commerce sales and depreciation. Cost of revenue increased to $1,881,000 and $5,957,000 or 14% of revenues for the three and nine months ended September 30, 2005 as compared to $1,640,000 and $4,987,000 or 14% and 15% of revenues for the comparable periods in the prior year, respectively. The dollar increases of 15% and 19% year over year, respectively, were due increases of credit card fees and royalty payments under the exclusive license agreements with third party nutritional and fitness companies, which were primarily caused by higher subscription revenue.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses decreased to $522,000 or 4% of revenues for the three months ended September 30, 2005 and increased to $2,043,000 or 5% of revenues for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2004 product development costs were $676,000 and $1,809,000 or 6 % and 5% of revenues for the corresponding periods in the prior year, respectively. The dollar increase for the nine months ended September 30, 2005 as compared to the corresponding period in the prior year mainly relates to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our website.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in the sales, marketing and support groups. Due to seasonality involved in the diet services business the Company traditionally has a higher sales, marketing and support expense in the first half of the year versus the second half of the year. These expenses decreased to $7,676,000 and $29,319,000 or 57% and 70% of revenues for the three and nine months ended September 30, 2005, respectively, from $9,459,000 and $32,888,000 or

80% and 96% of revenues for the three and nine months ended September 30, 2004, respectively. The dollar decrease in sales, marketing and support expense of 19% for the three months ended September 30, 2005 as compared to the corresponding period in the prior year was mainly due to the elimination of certain unproductive advertising agreements. Advertising expense totaled approximately $5,995,000 and $24,059,000 for the three and nine months ended September 30, 2005, respectively, decreases of 22% and 11%, respectively, compared to advertising expense of $7,714,000 and $27,143,000 for the corresponding periods in the prior year.

Due to the seasonality in the diet services industry, we expect advertising expense to decline sequentially in the fourth quarter of 2005.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1,342,000 and $4,425,000 or 10% and 11% of revenues for the three and nine months ended September 30, 2005, respectively, compared to $1,401,000 and $4,416,000 or 12% and 13% of revenues, respectively, in the corresponding prior periods.

Amortization of intangible assets: Amortization expense was $28,000 and $87,000 for the three and nine months ended September 30, 2005, respectively, as compared to $33,000 and $62,000 for the corresponding periods in the prior year. The year over year dollar increase was mainly due to the amortization of intangible assets from the acquisition of eDiets Europe in mid July 2004.

Impairment of Intangible Assets: During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, the Company recorded an impairment charge in its Consolidated Statement of Operations for the nine months ended September 30, 2004 of approximately $54,000 related to the discontinued technology and trademarks and trade names intangibles.

Other Income, net: Other income, net, was $32,000 and $93,000 for the three and nine months ended September 30, 2005, respectively, compared to $33,000 and $71,000 for the corresponding periods in the prior year, respectively. Other income, net, consists mainly of interest income. The increase for the nine month period ended September 30, 2005 was primarily due to a higher average cash balance in the first nine months of 2005 compared to the prior year period.

Income Tax Benefit: Income tax benefit of $3,000 and $10,000 for the three and nine months ended September 30, 2005, respectively, primarily relates to the tax benefit from the amortization of intangible assets resulting from the eDiets Europe acquisition. In the prior year we recorded approximately $3,000 and $29,000 of income tax benefit for the three and nine months ended September 30, 2004 primarily related to the amortization of the intangible assets related to the DietSmart and eDiets Europe acquisitions.

Net Income/Loss: We recorded net income of $2,080,000 for the three months ended September 30, 2005 and a net loss of $135,000 for the nine months ended September 30, 2005 compared to a net loss of $1,363,000 and $9,845,000 for the three and nine months ended September 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the nine months ended September 30, 2005, we generated negative operating cash flow of $1,313,000. This negative cash flow related primarily to our net loss of $135,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $688,000, partially offset by an aggregate decrease in cash flows from our operating assets and liabilities of $1,883,000. In 2005 we paid approximately $921,000 of various tax liabilities related to the July 2004 acquisition of eDiets Europe. For the nine months ended September 30, 2004, we generated negative operating cash flow of $4,448,000. This negative cash flow related primarily to our net loss of $9,845,000, adjusted for, among other things, non-cash charges, including depreciation and amortization of $647,000 and provision for bad debt of $160,000, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $4,537,000 mainly due to the acquisition of eDiets Europe.

As stated earlier, the Company intends to decrease its quarterly advertising expenditures sequentially in the fourth quarter of 2005. Accordingly, the Company believes its operating cash flows will improve sequentially.

Cash Flows from Investing Activities: Our investing activities used $509,000 for the nine months ended September 30, 2005 related to the purchases of computer equipment and software development costs. For the nine months ended September 30, 2004, our investing activities provided $2,604,000 primarily related to the acquisition of the minority interest of eDiets Europe of $286,000 and the effect of consolidation of this previously unconsolidated subsidiary of $2,880,000, offset by purchases of computer equipment and software development costs of $618,000.

Cash Flows from Financing Activities: Our financing activities provided for $658,000 and $7,601,000 for the nine months ended September 30, 2005 and 2004, respectively. The cash provided for the nine months ended September 30, 2005 was primarily attributable to $808,000 in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $150,000. The cash provided for the nine months ended September 30, 2004 was primarily attributable to $7,040,000 in issuance of common stock and $1,225,000 in proceeds from the exercise of stock options, offset by issuance costs of common stock of $561,000 and repayment of capital lease obligations of $103,000.

Available Cash: At September 30, 2005, we had $7,668,000 of unrestricted cash and cash equivalents compared to $8,787,000 of unrestricted cash and cash equivalents at December 31, 2004. The decrease in unrestricted cash relates primarily to the payoff of various tax liabilities related to the July 2004 acquisition of eDiets Europe and to financing activities offset by capital expenditures for computer equipment. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at September 30, 2005.

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

DATE: November 11, 2005

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company