Form 10-K
period 2005-12-31
EDIETS COM INC
filed 2006-03-31
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the average of the bid and asked prices for such stock on that date, was approximately $51 million. As of March 14, 2006 there were 21,921,134 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference: The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the 2006 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches and the supplier of our meal delivery service;

•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

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

PART I

ITEM 1. BUSINESS

GENERAL

Recent Developments

On March 30, 2006 our Chief Executive Officer, Ciaran G. McCourt, resigned as CEO and from the Board of Directors. The Company is currently negotiating the terms of severance with Mr. McCourt. Robert T. Hamilton, our Chief Financial Officer, and Alison Tanner, our Chief Strategist, were named interim Chief Executive Officer and interim Chief Operating Officer, respectively.

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) is leveraging the Internet and technology to bring diet, fitness and healthy lifestyle solutions and information to consumers. It generates revenue in four ways. We sell online diet, fitness and recipe services or offer these services at low or no cost to drive the sale of other products and services. We sell advertising throughout our content assets, which are primarily our diet-, fitness- and healthy lifestyle-oriented Web sites. We offer a range of tangible products online and in January 2006 entered the meal delivery business with a fresh meal delivery option known as FreshCuisine™. Finally, we derive licensing revenues for the use of our intellectual property and brand name.

Subscription Business

We have been offering online subscription-based plans in the United States since 1998, when we launched our first diet plan. We added fitness plans in 2001 and a recipe club program in 2002. International sites were launched in the U.K. in 2001, in Germany in 2003, in Spain in 2004 and in Portugal in 2006. Subscription sales have accounted for more than 85% of our total revenues in each year of our operation and have grown at an annualized compound growth rate of 20% for the four years ending December 31, 2005. We have achieved this growth by expanding our offerings as described above and through price increases. The paying base of customers has remained relatively stable in recent years at approximately 200,000 customers. As of December 31, 2005, we had approximately 190,000 paying subscribers.

Our diet plans are personalized according to an individual’s weight goals and food and cooking preferences and include the related shopping lists and recipes. Unlike any other company providing weight loss services in the U.S. today, eDiets offers a variety of over twenty different diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. Our licensors include Atkins Nutritionals, Inc., dermatologist Dr. Nicholas Perricone, author of The Perricone Prescription, Slim·Fast®,Inc., Bob Greene, fitness trainer for Oprah Winfrey, Bill Phillips, author of Fit for Life, Dr. Melinda Sothern, author of Trim Kids and Dr. Peter D’Adamo, author of Eat Right 4 Your Type.

Subscribers to our diet plans receive access to a wealth of support offerings including interactive online information, communities and education as well as 24/7/365 telephone and online support. eDiets offers approximately 100 message boards on various topics of interest to our members, online meetings presented by licensed mental health counselors, registered dietitians and certified fitness trainers and the resources of approximately 50 customer service representatives, nutritionists and fitness personnel.

Our fitness plans are customized according to an individual’s level of fitness, available fitness equipment and any physiological considerations. Each plan includes cardiovascular activities, strength training and stretching.

Subscription programs ranging from one to twelve months are billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation. In 2006 we plan to devote significant resources upgrading our diet and other plans in order to drive subscription and related revenue growth in 2007 and beyond.

Advertising Sales Business

Our advertising sales revenues accounted for approximately 7% of total revenues in 2005. The majority of these sales are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes, Family Nutrition and Success Stories. Over 80% of visitors to our site are women between the ages of 25 and 54. This demographic group is extremely attractive to advertisers. In addition, Jupiter Communications estimates that approximately $900 million per year is spent online by advertisers in health-oriented categories. We intend to increase our share of advertisers’ dollars in these two areas.

Additional advertising revenues are generated through placements in our 14 free opt-in email newsletters, subsets of which are sent weekly to a database of approximately five million recipients, and through placements within the subscription sales process. Today between one and two million unique individuals per month visit the content portions of www.eDiets.com and generate advertising impressions that can be sold. Another three to five million unique individuals reach the Web site but are directed into a sales process for subscription offerings and currently do not generate meaningful advertising impressions. As a result, demand for our advertising inventory currently exceeds supply.

In order to increase advertising impressions available for sale we are both reorganizing our existing content and developing new content. For example, in February 2006 we launched glee* Magazine, a Web site targeting a female audience with content in the areas of lifestyle, entertainment, beauty, fashion, and fitness, at www.gleemagazine.com, and plan to develop other Web sites related to nutrition, fitness and a healthy lifestyle. Traffic to these new sites is expected to be driven primarily by cross-promotion between the sites as well as search and email marketing.

E-commerce Business

Individuals interested in diet and fitness have demonstrated a propensity in the marketplace to buy products that support their interests. However, e-commerce has never contributed meaningfully to our revenues and contributed just 2% of revenues in 2005. This relatively small contribution is a result of two factors. First, the majority of the gross e-commerce sales generated by us to date have been under arrangements with third parties in which we have recognized only a percentage commission rather than the gross sales amount. In addition, we historically have not invested in either the supporting technology or the merchandising required to create a robust online store. During 2005 we began an upgrade of our e-commerce technology that is expected to be completed in 2006. In addition, we have entered into an agreement with a third party to more effectively merchandise our online store and manage fulfillment operations. These improvements are expected to begin to favorably impact online store revenues later in 2006.

We also classify our recently launched meal delivery business as an e-commerce operation. In January 2006 we began to offer the FreshCuisine nationwide fresh meal delivery service. Individuals may purchase a full week’s worth of freshly prepared breakfasts, lunches, snacks and dinners that are shipped to arrive within three days. Initially this service, which costs between $22 and $35 per day, has been marketed to high-end consumers who have reached one of our Web sites as a result of our existing advertising activities. In the future, we plan to test lower-priced meal configurations as well as dedicated advertising campaigns including an infomercial campaign scheduled for the second quarter of 2006.

Licensing Business

We recognized approximately $1 million in royalty revenue in 2005 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand name and diet plan technology in the UK and Ireland. We believe that licensing exclusive rights for the business-to-consumer market in other countries or territories is a viable strategy for growing our business outside of the U.S. for the next several years and are currently evaluating licensing opportunities of this nature.

In addition to engaging in country-level licensing we are currently restructuring our technology platform to allow it to license components of our plans, tools and contents to third parties such as insurance companies, corporations and content portals. We believe that the business-to-business market for the licensing of online nutrition, fitness and healthy lifestyle material, while small, is rapidly growing and complements our business-to-consumer operations. The technology restructuring is expected to be completed and sales efforts begun by the end of 2006.

In aggregate, we employ 150 employees, 142 of whom are full-time, who operate out of two leased facilities totaling 12,500 square feet in Deerfield Beach, Florida as well as a 500 square foot facility in Dublin, Ireland.

Information contained on our web site, or on any other web site mentioned in this Annual Report, is not incorporated by reference in this Annual Report and does not constitute a part of this Annual Report.

Market

Our long-term product development and marketing plans are based on our thesis that over time individuals are becoming more aware of the negative health and financial consequences of being overweight and, therefore, more will focus not only on weight loss but also on healthy weight maintenance. A 2001 study by Sturm and Wells chronicled in the publication Public Health concluded that obesity was linked to higher rates of chronic illness “than living in poverty, and much higher rates than smoking or drinking.” Obesity is highly correlated with the incidence of diabetes; according to the Centers for Disease Control the percentage of the population has risen from approximately 4% in 1991 to approximately 7% in 2004. In addition, during 2003 the American Cancer Society reported that as many as 14% of cancer deaths in men and 20% of cancer deaths in women could be related to being overweight.

Turning from the health to the financial costs of obesity, during 2003 a study based on data from the approximately 180,000 employees in General Motors’ healthcare plan showed that an overweight adult has annual healthcare costs that are 7.3% higher than a person in a healthy weight range, while obese individuals have annual healthcare costs that are 69% higher than a person of a healthy weight. We believe that the cost of obesity is one of the factors that has driven health expenditures in the U.S., as reported by the Centers for Medicare & Medicaid Services, from $0.8 trillion in 1991 to $1.9 trillion in 2004. With healthcare cost inflation of this magnitude, we believe that the implementation of effective weight management tools is attracting more attention from insurers, employers, consumers and the government.

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

Market Potential

Approximately 65% of the U.S. adult population, or 140 million adults, are overweight. The Calorie Control Council estimates about 70 million individuals in the U.S. are dieting in a given year and, of those, about 70%, or 50 million, are not using a formal approach. We believe that eDiets is well-positioned to capture a meaningful share of this “self-directed” market. With approximately two-thirds of the U.S. population now online we estimate that our addressable market is approximately 34 million adults. We believe that the average dieter undertakes a diet every two to three years, so between 11 million and 17 million of our addressable market is dieting in any given year. We estimate that we currently have achieved a market penetration of 3% to 4% of individuals.

The online dieting segment of the market is growing rapidly. We estimate that the online diet industry in the U.S. generated approximately $200 million in revenues in 2005 and is currently generating annualized revenue growth of 12% to 14%. eDiets’ share of online dieting revenues in the U.S. is currently approximately 25%.

Marketing

Our total advertising spending in 2005 was $29.2 million, or 54% of revenues, and resulted in the acquisition of 457,000 paying subscribers at an average cost of $64 per subscriber. We currently pay to advertise our services through third party online banners, online paid and natural search programs, Web affiliate programs and cable television placements. In addition, we advertise on our Web sites and in our email newsletters. We estimate that the MSN network and AOL each were the source of more than 10% of our total new members, and that television advertising was directly responsible for approximately 10% of new members. While these are the most scalable channels of member acquisition for us, they are also the most expensive. Over the last two years our cost to acquire members through banner advertisements on the major online portals has risen dramatically as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to paid search programs and to television.

In 2006 we announced that we plan to reduce our online advertising budget supporting our subscription business, which is expected to result in advertising efficiencies and a lower cost to acquire a subscriber. Some of the reductions in advertising spending are expected to be redeployed to promote our meal delivery offerings online and through various television formats including an infomercial campaign scheduled to air in the second quarter of 2006.

Another portion of the reduction in advertising spending supporting the subscription business is expected to be invested in research and development to accomplish the enhancements of the subscription product and the upgrades to the underlying technology platform described above. We believe that these research and development efforts may result in improved pricing and customer retention in the subscription business in 2007, which would allow us to spend more per subscriber without negatively impacting our margins and possibly to increase our advertising spending for the subscription business.

Competition

In the online subscription diet business our largest competitor is www.weightwatchers.com, which is owned by Weight Watchers® International. We also compete with privately-held Waterfront Media, Inc., which operates a variety of diet- and self-help-oriented Web sites, and with the WebMD® Weight Loss Center operated by WebMD, Inc. In the business of selling online advertising directed at women aged 25 to 54 as well as health-oriented advertising we compete with iVillage Inc., which has announced in March 2006 that it has reached a definitive agreement to be acquired by NBC Universal, with WebMD, Inc. and with a variety of other online properties. In the meal delivery business we compete with NutriSystem, Inc. and Jenny Craig, Inc. as well as others. In the business-to-business licensing of digital diet, fitness and healthy lifestyle content, tools and services we compete with Miavita, which is owned by Matria Healthcare, Inc., and with several emerging private companies.

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

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2005, our site was operating 99.8% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

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

Much of 1996 and 1997 were spent in developing a software platform that facilitates the production of individualized meal plans and shopping lists using a specific mathematical algorithm, which takes into account such criteria as the user’s physical condition, proclivity to exercise, food preferences, cooking preferences, desire to use pre-packaged meals or dine out, among others.

We sold our first online diet program in 1998 and continued to market memberships through modest online advertising arrangements with several leading Internet portals throughout 1998 and 1999. These advertising arrangements were enhanced in February 1999 when our founder and then Chief Executive Officer, David Humble, completed the development of software that measures consumer response to marketing, pricing and other elements of a direct marketing campaign. Mr. Humble has granted the Company a perpetual royalty-free license for this technology for use in the scope of its current business.

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

Since 2003, we have undertaken a unique strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans all at one web location. To date, eDiets has obtained licenses from Atkins Nutritionals, Inc., dermatologist Dr. Nicholas Perricone, author of The Perricone Prescription, Slim·Fast®,Inc., Bob Greene, fitness trainer for Oprah Winfrey, Bill Phillips, author of Fit for Life, Dr. Melinda Sothern, author of Trim Kids and Dr. Peter D’Adamo, author of Eat Right 4 Your Type.

Revenue and Related Expense Recognition: Membership fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (“GAAP”), various portions of these fees are recognized ratably over the period being charged. Subscription cycles average 5 - 6 months, depending on the price terms offered. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter. Our deferred revenue balance totaled $4.8 million at December 31, 2005, compared to $5.8 million at December 31, 2004. Deferred revenue of $4.8 million includes $2.0 million of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and the remaining $2.8 of deferred revenue related to subscription fees prepaid by members.

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

ITEM 2. PROPERTIES

We currently lease a total of approximately 12,500 square feet of office space in Deerfield Beach, Florida as well as a 500 square foot facility in Dublin, Ireland. We have approximately 12,500 square feet under leases due to expire in September 2006 and 500 square feet renewable monthly. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $30,000.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held May 10, 2005 the Company’s stockholders voted on the following proposals:

1. Proposal to elect directors:

	For	Withheld
David R. Humble	17,991,486	2,190,721
Lee S. Isgur	17,750,229	2,431,977
Ciaran G. McCourt	20,167,213	14,994
Pedro N. Ortega-Dardet	20,085,952	96,254
Andrea M. Weiss	20,167,413	14,794
Robert L. Doretti	20,167,313	14,894
Ronald Luks	20,167,363	14,844

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the Nasdaq Capital Market under the symbol “DIET” on February 17, 2004. Our common stock previously traded over-the-counter and was quoted on the OTC Electronic Bulletin Board under the symbol “EDET.” The following table sets forth the high and the low bid quotations for the common stock as quoted on the Nasdaq Capital Market and as reported on the OTC Electronic Bulletin Board for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	LOW BID	HIGH BID
YEAR ENDED DECEMBER 31, 2005:
Fourth quarter	$3.96	$6.41
Third quarter	$3.35	$5.23
Second quarter	$3.10	$4.25
First quarter	$2.90	$5.40

YEAR ENDED DECEMBER 31, 2004:
Fourth quarter	$3.11	$4.93
Third quarter	$2.19	$3.88
Second quarter	$2.50	$7.12
First quarter	$5.70	$9.55

As of March 14, 2006, there were approximately 123 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$53,679	$45,407	$38,332	$29,628	$24,371
Costs and Expenses:
Cost of revenue	7,766	6,904	5,108	3,146	2,196
Product development	2,537	2,778	1,638	1,525	869
Sales and marketing	36,277	40,632	28,363	18,014	17,151
General and administrative	5,796	5,007	4,502	4,734	3,243
Amortization of intangible assets	113	83	517	664	132
Impairment of intangible assets	—	54	183	—	—

Total costs and expenses	52,489	55,458	40,311	28,083	23,591

Income (loss) from operations	1,190	(10,051)	(1,979)	1,545	780
Other income (expense), net	146	115	13	(172)	(11)

Income (loss) before income tax benefit	1,336	(9,936)	(1,966)	1,373	769
Income tax benefit	—	33	258	251	25

Net income (loss)	$1,336	$(9,903)	$(1,708)	$1,624	$794

Per Share Data:
Earnings (loss) per common share:
Basic	$0.06	$(0.49)	$(0.10)	$0.10	$0.06

Diluted	$0.06	$(0.49)	$(0.10)	$0.09	$0.05

Weighted average common and common equivalent shares outstanding:
Basic	21,524	20,091	16,675	15,730	13,961

Diluted	22,428	20,091	16,675	17,132	15,110

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(245)	$(7,632)	$2,917	$2,670	$2,111
Investing activities	(718)	2,064	(677)	(647)	(1,227)
Financing activities	768	8,348	1,679	(1,721)	(129)

	DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$20,611	$20,140	$14,143	$12,574	$11,214
Long-term debt (excluding capital lease obligations)	—	—	2	504	2,025
Stockholders’ equity	7,625	5,296	5,950	5,286	3,613

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Revenue	100%	100%	100%

Cost of revenue	14	15	13
Product development	5	6	4
Sales and marketing	68	89	74
General and administrative	11	11	12
Amortization of intangible assets	*	*	1
Impairment of intangible assets	—	*	*
Other income, net	*	*	*
Income tax benefit	—	*	1
Net income (loss)	2%	(22)%	(4)%

*	less than 1%

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Revenue: Our revenue for the year ended December 31, 2005 was $53.7 million as compared to $45.4 million for the year ended December 31, 2004. The 18% increase in revenue was mainly due to increases in subscription revenues and advertising revenues.

Subscription revenue totaled approximately $46.3 million for the year ended December 31, 2005, an increase of 18% over membership revenue of $39.2 million in the prior year. The dollar increase in membership revenue was due to a combination of a higher average paying subscriber base throughout the year combined with higher average weekly fees paid by members. Paying members as of December 31, 2005 were approximately 190,000 compared to 192,000 as of December 31, 2004.

Other revenues, consisting primarily of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $7.4 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, we had deferred revenue of $4.8 million relating to payments for which services had not yet been provided, compared to $5.8 million as of December 31, 2004. Deferred revenue as of December 31, 2005 includes $2.0 million of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland. The remaining $2.8 million of deferred revenue as of December 31, 2005 related to subscription fees prepaid by members. This balance fluctuates depending on the amount of prepayment required by us under our various subscription plans.

The effects of consolidating eDiets Europe (as described in Note 5 to our consolidated financial statements) had a minimal impact on the results of operations for the year ended December 31, 2005 and 2004. Revenues for eDiets Europe represented approximately 4% and 1% of consolidated revenues for the years ended December 31, 2005 and 2004, respectively. The increase in revenues from eDiets Europe is due to the fact that in fiscal year 2005 we had twelve months of operations versus fiscal year 2004 which only had 5.5 months of operations.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for e-commerce sales. Cost of revenue increased to $7.8 million or 14% of revenues for the year ended December 31, 2005 from $6.9 million or 15% of revenues for the year ended December 31, 2004. The dollar increase of 12% year over year was primarily due to an increase of royalty payments under the exclusive license agreements with third party nutritional and fitness companies due to the higher subscription revenues.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses were $2.5 million and $2.8 million or 5% and 6% of revenues for the years ended December 31, 2005 and 2004, respectively.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet and television advertising expenses and compensation for employees in sales and marketing, editorial and customer services groups. Due to seasonality involved in the diet services business we traditionally experience higher sales and marketing expenses in the first half of the year versus the second half of the year. These expenses decreased to $36.3 million or 68% of revenues for the year ended December 31, 2005 from $40.6 million or 89% of revenues for the year ended December 31, 2004. The dollar decrease in sales and marketing expenses of 9% year over year was mainly due to the elimination of certain unproductive online advertising agreements. Advertising expense totaled $29.2 million in fiscal 2005, a decrease of 10% over advertising expense of $32.6 million in the prior year.

We expect rates in the online advertising market to continue to increase in 2006. This trend could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. We are in the process of developing alternative channels of customer acquisition, such as television advertising, and alternative revenue channels, such as e-commerce, advertising, and licensing.

General and Administrative Expense: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $5.8 million or 11% of revenues for the year ended December 31, 2005 from $5.0 million or 11% of revenues for the year ended December 31, 2004. The dollar increase of 16% year over year was primarily due to the result of increases in professional fees and general overhead.

Amortization of Intangible Assets: Amortization expense was $0.1 million for each of the years ended December 31, 2005 and 2004.

Impairment of Intangible Assets: During the first quarter of 2004, we shut down the DietSmart, Inc. (DietSmart) website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, we recorded an impairment charge in our Consolidated Statement of Operations for the year ended December 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income, net: Other income, net which consists of interest income, interest expense and loss on disposal of fixed assets, was $0.1 million for both of the years ended December 31, 2005 and 2004.

Income Tax Benefit: Income tax benefit of $33,000 for the year ended December 31, 2004 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart and eDiets Europe acquisitions.

We expect to be able to offset substantially all taxable income for at least the next fiscal year with available net operating loss carry-forwards from prior years.

Net Income (Loss): As a result of the factors discussed above, we recorded net income of $1.3 million for the year ended December 31, 2005 compared to a net loss of $(9.9) million for the year ended December 31, 2004.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Revenue: Our revenue for the year ended December 31, 2004 was $45.4 million as compared to $38.3 million for the year ended December 31, 2003. The 18% increase in revenue was mainly due to increases in subscription revenues and advertising revenues.

Membership revenue totaled approximately $39.2 million for the year ended December 31, 2004, an increase of 19% over membership revenue of $32.9 million in the prior year. The dollar increase in membership revenue was due to a combination of a higher average paying subscriber base combined with higher average weekly fees. Paying members as of December 31, 2004 were approximately 192,000 compared to 189,000 as of December 31, 2003. We expect continued growth in membership revenue due to a combination of increased subscribers and higher average weekly fees.

Other revenues, consisting primarily of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $6.2 million and $5.4 million for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, we had deferred revenue of $5.8 million relating to payments for which services had not yet been provided, compared to $3.9 million as of December 31, 2003. Deferred revenue as of December 31, 2004 includes $2.4 million non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland. The remaining $3.4 million of deferred revenue as of December 31, 2004 related to subscription fees prepaid by members and which balance fluctuates depending on the amount of prepayment required by us under our various subscription plans.

The effects of consolidating eDiets Europe (as described in Note 5 to our consolidated financial statements) had a minimal impact on the results of operations for the year ended December 31, 2004. Revenues for eDiets Europe represented approximately 1% of consolidated revenues for the year ended December 31, 2004 while net loss represented less than 1% for the same period.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for e-commerce sales. Cost of revenue increased to $6.9 million or 15% of revenues for the year ended December 31, 2004 from $5.1 million or 13% of revenues for the year ended December 31, 2003. The dollar increase of 35% year over year was primarily due to an increase of royalty payments under the exclusive license agreements with third party nutritional and fitness companies as mentioned above.

Product Development: Product development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses increased to $2.8 million or 6% of revenues for the year ended December 31, 2004 from $1.6 million or 4% of revenues for the year ended December 31, 2003. The 70% dollar increase for the year ended December 31, 2004 as compared to the prior year was primarily due to additional personnel costs related to creating and testing new design concepts and tools to be used throughout our Web sites.

Sales and Marketing Expense: Sales and marketing expenses consist primarily of Internet advertising expenses and compensation for employees in the sales and marketing group. Due to seasonality involved in the diet services business we traditionally experience higher sales and marketing expenses in the first half of the year versus the second half of the year. These expenses increased to $40.6 million or 89% of revenues for the year ended December 31, 2004 from $28.4 million or 74% of revenues for the year ended December 31, 2003. The dollar increase in sales and marketing expenses of 43% year over year was mainly due to the launch of television advertising in the first quarter of 2004 which continued throughout the year. Advertising expense totaled $32.6 million in fiscal 2004, an increase of 46% over advertising expense of $22.3 million in the prior year, primarily related to rate increases in the online advertising market and to the increase in our offline advertising in the current year.

General and Administrative Expense: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $5.0 million or 11% of revenues for the year ended December 31, 2004 from $4.5 million or 12% of revenues for the year ended December 31, 2003. The dollar increase of 11% year over year was primarily due to the result of increases in headcount, professional fees and general overhead.

Amortization of Intangible Assets: Amortization expense was $0.1 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. The dollar decrease was mainly due to a lower base of intangible assets subject to amortization in 2004. See below.

Impairment of Intangible Assets: During the second quarter of 2003, we recorded an impairment loss related to certain identifiable intangibles acquired in the October 2001 acquisition of DietSmart, specifically the developed technology and DietSmart trade name. The loss was calculated in accordance with SFAS 142 and totaled approximately $0.2 million. During the first quarter of 2004, we shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to eDiets memberships. As a result of shutting down the website, we recorded an impairment charge in our Consolidated Statement of Operations for the year ended December 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

Other Income, net: Other income, net which consists of interest income, interest expense and loss on disposal of fixed assets, increased to $0.1 million for the year ended December 31, 2004 from $13,000 for the year ended December 31, 2003. The increase in other income, net, was primarily due to a higher average cash balance in the current year compared to the prior year.

Income Tax Benefit: Income tax benefit of $33,000 for the year ended December 31, 2004 relates to the tax benefit from the amortization of intangible assets resulting from the DietSmart and eDiets Europe acquisitions. In the prior year we recorded approximately $0.3 million of income tax benefit related to the amortization of intangible assets resulting from the DietSmart acquisition.

Net Loss: As a result of the factors discussed above, we recorded net loss of $(9.9) million for the year ended December 31, 2004 compared to a net loss of $(1.7) million for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: During 2005, we generated negative operating cash flow of $(0.2) million. This negative cash flow primarily related to our net income of $1.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $0.9 million and was offset by an aggregate decrease in cash flows from our operating assets and liabilities of $2.6 million. In 2005 we paid approximately $0.9 million of various tax liabilities related to the July 2004 acquisition of eDiets Europe. During 2004, we generated negative operating cash flow of $(7.6) million. These cash flows primarily related to our net loss of $(9.9) million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $0.9 million, provision of bad debt of $0.1 million and an aggregate increase in cash flows from our operating assets and liabilities of $1.2 million.

Cash Flows from Investing Activities: Our investing activities used $(0.7) million and provided for $2.1 million for the years ended December 31, 2005 and 2004, respectively. The $(0.7) million of net cash used in 2005 related to purchases of computer equipment and software development costs. The $2.1 million net cash provided in 2004 was primarily attributable to the acquisition of the minority interest of eDiets Europe and the effect of consolidation of this previously unconsolidated subsidiary, offset by purchases of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided for $0.8 million and $8.3 million for the years ended December 31, 2005 and 2004, respectively. The cash provided in 2005 was primarily attributable to $1.0 million in proceeds from the exercise of stock options throughout the year, adjusted for, among other things, the repayment of capital lease obligations of $0.2 million. The cash provided in 2004 was primarily attributable to $6.5 million in net proceeds from the issuance of common stock in April 2004 with the remainder attributable to proceeds from the exercise of stock options and warrants throughout the year. As of December 31, 2005, our debt totaled $0.4 million and consists of capital lease obligations.

Available Cash: At December 31, 2005, we had unrestricted cash and cash equivalents of $8.6 million. Management believes that cash on hand and cash flows from operations will be sufficient to fund its working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$488	$228	$260	$—
Operating leases	199	199	—	—
Advertising	5,653	5,653	—	—

Total contractual cash obligations	$6,340	$6,080	$260	$—

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

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection is probable. Our obligations typically include guarantees of a minimum number of “impressions” or times that visitors to our Web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to our Web sites who have authorized us to allow third party solicitations. Revenues from the collection of email addresses are recognized when no significant obligation remains and collection is probable.

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

GOODWILL AND INTANGIBLE ASSETS:

At December 31, 2005 we had $6.7 million in goodwill. Approximately $1.8 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe. Prior to such time the Company had one reporting unit and considered all goodwill to be “enterprise level” goodwill. For purposes of assessing impairment under SFAS 142, Goodwill and Other Intangible Assets, goodwill must be assigned to one or more reporting units. As a result of the acquisition of eDiets Europe, the Company now has two reporting units and, as a result, the former enterprise level goodwill was allocated in its entirety to the Company’s U.S. reporting unit.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; and 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the first fiscal year beginning after June 15, 2005. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning on January 1, 2006. We plan to adopt the SFAS No. 123R using the modified prospective method.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered in evaluating our condition and prospects. These factors may have a significant impact on our future operating results.

WE DEPEND ON MAJOR INTERNET PORTALS TO ATTRACT USERS TO OUR WEBSITE, AND OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF OUR ADVERTISING BECOMES PROHIBITIVELY EXPENSIVE OR IS DISCONTINUED ON THESE PORTALS.

A significant portion of our online traffic has come, and we believe will continue to come from agreements with Internet portals such as MSN, AOL and others that expire at various times in 2006. Consequently, there is no assurance that these contracts will be renewed at terms and conditions similar to those that are expiring. This trend could significantly impact our ability to place the amount of advertising required to aggressively grow our member base. Our other current advertising agreements are on a short term (less than three months) basis. Our other advertising partners have no obligation to renew our agreements under the same terms and conditions when they expire. Our agreements with these advertisers also do not prohibit them from carrying online sites or developing and providing content that competes with our site. If our advertising is discontinued for any reason on one or more of the major portals on which we currently advertise and we are not able to develop alternative channels of customer acquisition, our revenue and results of operations would be adversely affected.

WE DEPEND ON KEY MANAGEMENT PERSONNEL, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

Our business is dependent on key management personnel. The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel particularly in the marketing, administrative and financial areas. Competition for qualified personnel in the Internet industry is intense. If we are unable to attract and retain additional qualified personnel, our business could suffer.

OUR CHAIRMAN AND FOUNDER, DAVID R. HUMBLE, HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

Mr. Humble owns approximately 34% of our outstanding voting common stock. Therefore, as a practical matter, he is able to influence the outcome of all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Among other things, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it.

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

Lastly, it may be necessary for the Company to invest more resources than anticipated in network infrastructure in order to comply with the internal control requirements of the Sarbanes Oxley Act.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at December 31, 2005.

Foreign Currency Risk

We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros and British Sterling Pounds and fluctuations of the Euro and British Sterling Pounds as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures which include controls and procedures that are designed to ensure that information required to be disclosed in the reports which we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. The Certifying Officer has evaluated these controls and procedures and has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to: i) ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure; and ii) ensure that information required to be disclosed in the reports which we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC.

The Certifying Officer has indicated that there were no changes in our internal controls which occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives. The Certifying Officer has evaluated our controls and procedures and has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures effectively provide a reasonable level of assurance of reaching the desired control objectives.

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

ITEM 11. EXECUTIVE COMPENSATION

We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled “Election of Directors” and “Additional Information” in the proxy statement for our 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate information regarding the ownership of our securities of our directors, executive officer and 5% stockholders into this section by reference from the section entitled “Additional Information” in the proxy statement for our 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate information regarding transaction with related parties into this section by reference from the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate information regarding our audit committee’s pre-approval policies and procedures and the fees paid to our auditors from the section entitled “Independent Auditors and Fees” in the proxy statement for our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page F-1.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (5)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (3)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant’s common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (5)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (5)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (5)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (5)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (6)

4.11	Registration Rights Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc. and the investors named therein (7)

4.12	Form of Additional Investment Right (7)

10.1	Employment Agreement dated November 17, 1999 between Registrant and David R. Humble** (1)

10.2	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (1)

10.3	Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.4	License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.5	Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.6	Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (2)

10.7	Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (2)

10.8	Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (2)

10.9	Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (3)(4)

10.10	Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (3)

10.11	Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (3)

10.12	Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (5)

10.13	Securities Purchase Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc., Mr. David R. Humble and the investors named therein (7)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).

(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.
(4)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(5)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 14, 2004.
*	Filed herewith
**	Management contract or compensatory plan or arrangement

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

Dated: March 30, 2006

eDiets.com, Inc., a Delaware corporation

By:	/s/ Robert T. Hamilton
Robert T. Hamilton, Chief Financial Officer and Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Robert T. Hamilton Robert T. Hamilton	Chief Financial Officer, Interim Chief Executive Officer (Principal Financial, Accounting and Executive Officer)	March 30, 2006

/s/ David R. Humble David R. Humble	Chairman of the Board	March 30, 2006

/s/ Lee S. Isgur Lee S. Isgur	Director	March 30, 2006

/s/ Pedro N. Ortega-Dardet Pedro N. Ortega-Dardet	Director	March 30, 2006

/s/ Ronald Luks Ronald Luks	Director	March 30, 2006

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 30, 2006

/s/ Robert L. Doretti Robert L. Doretti	Director	March 30, 2006

EDIETS.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of eDiets.com, Inc. are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ Ernst & Young LLP

                                         Certified Public Accountants

Ft. Lauderdale, Florida

February 28, 2006

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,612	$8,787
Accounts receivable, net	1,512	1,094
Prepaid advertising costs	782	349
Prepaid expenses and other current assets	489	559

Total current assets	11,395	10,789

Property and office equipment, net	1,711	1,317
Intangibles, net	556	758
Goodwill	6,726	7,212
Other assets	223	64

Total assets	$20,611	$20,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,470	$4,769
Accrued liabilities	2,043	3,731
Reserve for refunds	109	272
Current portion of capital lease obligations	202	97
Deferred revenue	2,933	3,476

Total current liabilities	10,757	12,345

Capital lease obligations, net of current portion	244	36
Deferred revenue	1,904	2,368
Deferred tax liability	81	95

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 21,779 and 21,217 shares issued and outstanding at December 31, 2005 and 2004, respectively	22	21
Additional paid-in capital	22,382	21,371
Unearned compensation	(29)	(72)
Accumulated other comprehensive income	(54)	8
Accumulated deficit	(14,696)	(16,032)

Total stockholders’ equity	7,625	5,296

Total liabilities and stockholders’ equity	$20,611	$20,140

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
REVENUE	$53,679	$45,407	$38,332

COSTS AND EXPENSES:
Cost of revenue	7,766	6,904	5,108
Product development	2,537	2,778	1,638
Sales and marketing	36,277	40,632	28,363
General and administrative	5,796	5,007	4,502
Amortization of intangible assets	113	83	517
Impairment of intangible assets	—	54	183

Total costs and expenses	52,489	55,458	40,311

Income (loss) from operations	1,190	(10,051)	(1,979)
Other income, net	146	115	13

Income (loss) before income tax benefit	1,336	(9,936)	(1,966)
Income tax benefit	—	33	258

Net income (loss)	$1,336	$(9,903)	$(1,708)

Earnings (loss) per common share:
Basic	$0.06	$(0.49)	$(0.10)

Diluted	$0.06	$(0.49)	$(0.10)

Weighted average common and common equivalent shares outstanding:
Basic	21,524	20,091	16,675

Diluted	22,428	20,091	16,675

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at January 1, 2003	15,792	$16	$9,691	$—	$—	$(4,421)	$5,286
Stock options granted and vested	—	—	129	(115)	—	—	14
Stock options exercised with stock	13	—	37	—	—	—	37
Stock options and warrants exercised	2,337	2	2,342	—	—	—	2,344
Common stock registration costs	—	—	(23)	—	—	—	(23)
Net loss	—	—	—	—	—	(1,708)	(1,708)

Balance at December 31, 2003	18,142	18	12,176	(115)	—	(6,129)	5,950
Stock options vested	—	—	—	43	—	—	43
Stock options and warrants exercised	1,217	1	1,984	—	—	—	1,985
Common stock issued in private placement	1,602	2	7,046	—	—	—	7,048
Common stock issued for acquisition	256	—	726	—	—	—	726
Common stock registration costs	—	—	(561)	—	—	—	(561)
Foreign currency translation	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(9,903)	(9,903)

Balance at December 31, 2004	21,217	$21	$21,371	$(72)	$8	$(16,032)	$5,296
Stock options vested	—	—	—	43	—	—	43
Stock options exercised	554	1	981	—	—	—	982
Common stock issued for Director compensation	8	—	30	—	—	—	30
Foreign currency translation	—	—	—	—	(62)	—	(62)
Net income	—	—	—	—	—	1,336	1,336

Balance at December 31, 2005	21,779	$22	$22,382	$(29)	$(54)	$(14,696)	$7,625

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,336	$(9,903)	$(1,708)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	829	796	654
Amortization of intangibles	113	83	517
Provision for (recovery of) bad debt	(46)	139	17
Stock based compensation	73	43	51
Loss on disposal of fixed assets and impairment of intangible assets	22	51	256
Deferred tax benefit	—	(36)	(261)
Changes in operating assets and liabilities:
Accounts receivable	(632)	(251)	(87)
Prepaid expenses and other assets	(544)	(391)	1,209
Restricted cash	—	202	561
Accounts payable and accrued liabilities	(725)	2,133	844
Deferred revenue	(671)	(498)	864

Net cash (used in) provided by operating activities	(245)	(7,632)	2,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(718)	(920)	(677)
Proceeds from sale of property and equipment	—	56	—
Acquisition of minority interest of eDiets Europe, net of cash acquired	—	179	—
Effect of consolidation of previously unconsolidated subsidiary	—	2,749	—

Net cash (used in) provided by investing activities	(718)	2,064	(677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	—	(561)	(23)
Proceeds from exercise of stock options and warrants	982	1,985	2,344
Issuance of common stock	—	7,048	—
Repayment of notes payable	—	(2)	(502)
Repayment of capital lease obligations	(214)	(122)	(140)

Net cash provided by financing activities	768	8,348	1,679
Effect of exchange rate changes on cash	20	(56)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175)	2,724	3,919
Cash and cash equivalents, beginning of year	8,787	6,063	2,144

Cash and cash equivalents, end of year	$8,612	$8,787	$6,063

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$25	$20	$132

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment and software acquired under capital leases	$528	$107	$100

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 include US treasury bills with a fair value, which approximates cost, of $3.0 million and maturity dates of January 12, 2006 and January 26, 2006 and a Florida money market fund with a fair value, which approximates costs, of $1.6 million and a maturity date of January 3, 2006. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

PROPERTY AND OFFICE EQUIPMENT

Property and office equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is approximately three years for office equipment and computer hardware and software, including internal use software, approximately seven years for furniture and fixtures and the shorter of the lease term or five years for leasehold improvements.

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related depreciation are adjusted for asset retirements and disposals with the resulting gain or loss included in operations. Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the lease.

AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized pursuant to SOP 98-1 are included in property and office equipment in the accompanying consolidated balance sheets.

The Company accounts for the development and maintenance of its website in accordance with Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs. Costs capitalized pursuant to EITF 00-2 are included in property and office equipment in the accompanying consolidated balance sheets.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

GOODWILL AND INTANGIBLES

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires goodwill and other intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS No. 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any.

As of December 31, 2005, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets and their weighted average lives are as follows (in thousands):

	December 31,		Asset Life
	2005	2004
eDiets Europe acquisition intangibles:
Technology licensing agreement	$617	$617	15.0 Years
Subscriber base	53	53	1.7 Years
Email address list	93	93	2.5 Years
Developed technology	49	49	7.0 Years

	812	812
Less accumulated amortization	(148)	(54)
Foreign currency adjustment	(108)	—

	$556	$758

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2006	$80
2007	43
2008	42
2009	42
2010	42

Goodwill by reporting unit is as follows (in thousands):

	December 31,
	2005	2004
United States	$5,191	$5,191
Europe	1,535	2,021

	$6,726	$7,212

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EQUITY INVESTMENT

Through July 2004, the Company had a 60% interest in eDiets Europe that was accounted for under the equity method of accounting as opposed to consolidating the results since the Company did not control the operation due to the substantive participating rights of the minority investor, including approval of significant operating decisions and approval of the annual operating budget. Since the Company had not invested any cash nor had the Company made any commitments to fund the entity, the Company did not record any losses for eDiets Europe through July 14, 2004. On July 15, 2004, the Company acquired the remaining 40% interest in eDiets Europe for a combination of cash and common stock valued at approximately $2.3 million in total (see Note 5). As a result, eDiets Europe became a wholly-owned subsidiary of the Company and the accounts and results of operations since July 15, 2004 are included in the accompanying consolidated financial statements.

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

E-commerce revenue is currently derived from the sale of motivational audio tapes or compact disks, journals, pedometers, “starter kits,” prepared meals and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type for the three years ended December 31, 2005 is as follows (in thousands):

	2005	2004	2003
Subscription	$46,291	$39,196	$32,935
Advertising and sale of opt-in email addresses	3,951	4,005	3,390
Ecommerce	1,004	728	740
Commissions	1,404	1,209	1,267
Royalties	1,029	269	—

	$53,679	$45,407	$38,332

COST OF REVENUE

Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs related to exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for ecommerce sales.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. In September 2003, the Company granted an aggregate of 201,750 options to employees under the plan with an exercise price below the market value of the underlying common stock on the date of grant, with a total intrinsic value of approximately $0.1 million. Consequently, compensation expense is being recognized on a straight-line basis over the 3-year vesting period of the options for the excess of the market value over the exercise price and totaled approximately $43,000 for each of the years ended December 31, 2005 and 2004, respectively and $14,000 for the year ended December 31, 2003.

In December 2004, the FASB issued SFAS No. 123R, Shared-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The Statement supersedes APB No. 25 and its related implementation guidance. Effective the first quarter of 2006, the Company is required to record compensation expense for its employee stock options in accordance with SFAS No. 123R.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for employee option grants under the plan (in thousands, except per share amounts).

	2005	2004	2003
Net income (loss) - as reported	$1,336	$(9,903)	$(1,708)
Stock-based compensation expense included in reported net income (loss)	43	43	14
Total stock-based compensation expense determined under fair value method	(1,140)	(965)	(567)

Pro forma net income (loss)	$239	$(10,825)	$(2,261)

Basic earnings (loss) per share
As reported	$0.06	$(0.49)	$(0.10)

Pro forma	$0.01	$(0.54)	$(0.14)

Diluted earnings (loss) per share
As reported	$0.06	$(0.49)	$(0.10)

Pro forma	$0.01	$(0.54)	$(0.14)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the vesting periods.

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

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2005, 2004 and 2003 totaled approximately $29.2 million, $32.6 million and $22.3 million, respectively.

At December 31, 2005 and 2004, the Company had approximately $0.8 million and $0.3 million, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

BARTER TRANSACTIONS

Advertising barter transactions are recorded at the estimated fair value of the advertising services received or given. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. The Company did not recognize any revenues or expenses related to barter transactions for the three years ended December 31, 2005. For the years ended December 31, 2005 and 2004, the Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable, for approximately 34 million and 27 million impressions, respectively, on its website. The Company did not enter into barter transactions for the year ended December 31, 2003.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share for the years ended December 31, 2004 and 2003 as they would have been anti-dilutive.

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

RECLASSIFICATIONS

Certain reclassifications of the prior years’ consolidated financial statements have been made to conform to the current year’s presentation including a reclassification whereby depreciation and amortization expense for property and office equipment is now reflected in the specific operating expense line items rather than a separate line item for depreciation and amortization in the aggregate.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $34,000 and $0.1 million at December 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2005	2004
Office and computer equipment	$2,499	$2,040
Software	2,760	2,040
Furniture and fixtures	137	138
Leasehold improvements	73	73

	5,469	4,291
Less accumulated depreciation and amortization	(3,758)	(2,974)

	$1,711	$1,317

Software includes approximately $1.9 million and $1.7 million of costs associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2005 and 2004, respectively. Included in property and office equipment is equipment under capital leases of approximately $1.1 million and $0.5 million as of December 31, 2005 and 2004, respectively, less accumulated amortization of approximately $0.6 million and $0.4 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

5. ACQUISITION OF EDIETS EUROPE

On July 15, 2004, eDiets BVI, Inc., a wholly-owned subsidiary of eDiets.com, Inc., acquired the 40% of eDiets Europe not already owned for approximately $1.5 million and 255,605 shares of common stock of eDiets.com, Inc. valued at approximately $0.7 million. As a result, eDiets Europe became a wholly-owned subsidiary of the Company.

The 40% minority interest of eDiets Europe was acquired from Ciaran McCourt, formerly President and Chief Operating Officer of eDiets and related family members. In connection with the buyout of the minority interest owned by the related party, the Company utilized a third party advisor to assist in the determination of the purchase price to be paid by the Company. Accordingly, the Company believes such buyout of the minority interest was completed on an arm’s length basis.

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

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of eDiets Europe have been included in the Company’s financial statements for periods subsequent to July 15, 2004. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of net assets acquired of approximately $1.8 million has been reflected as goodwill and is not expected to be deductible for income tax purposes.

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

Intangibles acquired are as follows (in thousands):

Technology licensing agreement	$560
Subscriber base	48
Email address list	84
Developed technology	45

$737

Liabilities assumed include an estimated liability of approximately $0.3 million related to a dispute with the Irish tax authorities concerning the amount of value added tax (VAT) due for diet programs previously sold. The outcome of this dispute was resolved favorably by the Company in 2005 and accordingly approximately $0.1 million of the benefit was recorded as a reduction to goodwill.

In 2005, the Company also recorded a reduction to goodwill of approximately $0.1 million related to a true-up of an estimated capital gains tax liability recorded upon the acquisition of eDiets Europe.

The following presents the unaudited pro forma results of the Company for the year ended December 31, 2004 as if the acquisition of the 40% minority interest of eDiets Europe had occurred at the beginning of the period (in thousands, except per share amounts). Pro forma results are not necessarily indicative of actual results.

2004
Revenues	$47,866
Net loss	$(10,050)
Loss per common share
Basic and diluted	$(0.50)
Weighted average common shares outstanding
Basic and diluted	20,228

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Advertising	$907	$1,233
Accrued compensation and employee benefits	686	570
Professional fees	117	37
Irish taxes payable	94	1,207
Other	239	684

	$2,043	$3,731

7. RESERVE FOR REFUNDS AND DEFERRED REVENUE

The Company collects customer subscription fees ranging from one to twelve months in advance. At the time of sale the Company establishes a reserve for refunds related to cancelable subscription plans and defers the remaining subscription fees, which are recognized as revenue over the period of membership. The reserve for refunds and deferred revenue consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Reserve for refunds	$109	$272

Deferred revenue
Unearned subscription revenue	$2,782	$3,301
Deferred royalty	2,055	2,543

Total deferred revenue	4,837	5,844
Less: current portion of deferred revenue	(2,933)	(3,476)

Non current portion of deferred revenue	$1,904	$2,368

For the years ended December 31, 2005 and 2004, refunds to customers who paid their subscription fees in advance totaled approximately $3.9 million and $9.6 million, respectively.

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant’s contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the years ended December 31, 2005, 2004 and 2003 were approximately $58,000, $73,000 and $60,000, respectively.

9. STOCKHOLDERS’ EQUITY

COMMON STOCK

In April 2004, the Company completed a private placement of 1.6 million shares of common stock at a price of $4.40 per share. Net proceeds to the Company were approximately $6.5 million. The Company used the net proceeds from the private placement for working capital and general corporate purposes.

In connection with the acquisition of eDiets Europe as discussed in Note 5, a total of 255,605 shares of the Company’s common stock were issued.

At December 31, 2005, 2,186,575 common shares were reserved for future issuance related to outstanding stock options.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK OPTIONS

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 172,229 options remained outstanding as of December 31, 2005.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of December 31, 2005, 2,014,029 options are outstanding under the Plan.

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under other awards in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of December 31, 2005, there were no options or stock outstanding under the Incentive Plan.

Certain options granted to employees were at an exercise price lower than the fair market value of the underlying common stock at the grant date. Compensation expense is being recognized on a straight-line basis for the excess of the fair market value over the exercise price and totaled approximately $43,000, $43,000 and $14,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

For the years ended December 31, 2005, 2004 and 2003, a total of 554,000, 953,000 and 1,458,000 stock options were exercised by the holders, resulting in proceeds of approximately $1.0 million, $1.7 million and $1.6 million to the Company, respectively.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity relating to the Company’s stock options for the years ended December 31, 2005, 2004 and 2003 is presented below (shares in thousands):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,387	$2.54	2,964	$2.00	3,845	$1.44
Granted	758	3.84	568	4.66	828	2.94
Exercised	(554)	1.77	(953)	1.81	(1,458)	1.17
Forfeited	(404)	3.94	(192)	4.05	(251)	1.35

Outstanding at end of year	2,187	2.94	2,387	2.54	2,964	2.00

Options exercisable at end of year	1,571	$2.44	1,660	$1.93	2,133	$1.65

Weighted average exercise price of options granted during the year:
Issued at market price		$3.84		$4.66		$2.96

Issued above market price		n/a		n/a		n/a

Issued below market price		n/a		n/a		$2.86

Weighted average fair value of options granted during the year:
Issued at market price		$1.92		$2.28		$1.76

Issued above market price		n/a		n/a		n/a

Issued below market price		n/a		n/a		$2.03

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Outstanding At December 31, 2005	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable At December 31, 2005	Weighted Average Exercise Price
$0.01 to 0.26	172	0.7	$0.01	172	$0.01
0.27 to 1.50	192	1.3	1.21	192	1.21
1.51 to 2.00	302	1.2	1.69	302	1.69
2.01 to 3.00	539	3.8	2.68	455	2.65
3.01 to 4.00	486	5.5	3.47	297	3.47
4.01 to 4.90	384	5.2	4.40	96	4.26
6.85 to 7.60	112	3.0	7.50	57	7.50

	2,187	3.6	2.94	1,571	2.44

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Had compensation cost for awards under the Company’s stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts presented in Note 2. The pro forma information was determined using the Black-Scholes option-pricing model for the 2005, 2004 and 2003 grants based on the following weighted average assumptions: expected volatility factor of 67% for 2005, 70% for 2004 and 60% for 2003; risk free interest rates of 4.4% for 2005, 2.8% for 2004 and 3.0% for 2003; dividend yield of 0%; and expected life of 4.0 years for 2005, 3.0 years for 2004 and 5.0 years for 2003.

10. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$228	$199
2007	152	—
2008	108	—

Total minimum lease payments	488	$199

Less amount representing interest	(42)

Present value of minimum lease payments	$446

Rental expense under operating leases was approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In July 2001, the Company entered into a lease agreement for office space in Deerfield Beach, Florida. In accordance with this lease, the landlord retains a lien and security interest in all property within the building, including all furniture and equipment, to secure payments for all rents arising under the lease.

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

The Company has non-cancelable advertising commitments of approximately $5.7 million in 2006.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES

The components of the income tax benefit for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Current tax expense – US	$—	$(3)	$(3)
Current tax benefit – Foreign	(13)	—	—
Deferred tax benefit – US	—	30	261
Deferred tax benefit – Foreign	13	6	—

Total	$—	$33	$258

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$6,148	$6,570
Deferred compensation	11	27
Allowance for doubtful accounts and reserve for refunds	52	140
Other	90	53

	6,301	6,790
Valuation allowance	(6,188)	(6,689)

Total deferred tax assets	113	101

Deferred tax liabilities:
Depreciation and amortization	(113)	(101)
Identifiable intangibles	(81)	(95)

Total deferred tax liabilities	(194)	(196)

Net deferred income tax liability	$(81)	$(95)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $6.2 million and $6.7 million valuation allowance at December 31, 2005 and 2004, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 was a (decrease) increase of approximately $(0.5) million, $3.4 million and $0.7 million, respectively.

At December 31, 2005, the Company had approximately $28.3 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2024. Approximately $12.0 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. During 2002, the Company completed a study and determined that a change in control, as defined under Section 382 of the Internal Revenue Code, had occurred and, as a result, the Company’s net operating loss carry-forwards existing at the time of the change in control are limited to approximately $1.7 million on an annual basis and could expire unused.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Tax at U.S. statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	3.7	(3.6)	(3.6)
Non-deductible items	0.6	0.2	0.8
Changes in valuation allowance	(37.8)	33.5	23.5
Other	(0.5)	3.6	—

	0.0%	(0.3)%	(13.3)%

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

Revenues and segment income (loss) of the Company’s two reportable segments for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Revenues:
United States	$51,600	$44,892
Europe	2,079	515

Consolidated revenues	$53,679	$45,407

Segment income (loss):
United States	$1,166	$(9,939)
Europe	24	(112)

Consolidated income (loss) from operations	$1,190	$(10,051)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable assets of the Company’s two reportable segments at December 31, 2005 and 2004 are shown below. Long-lived assets consist of property and office equipment, net:

	2005	2004
Identifiable assets:
United States	$16,918	$14,513
Europe	3,693	5,627

Total identifiable assets	$20,611	$20,140

Long-lived assets, net:
United States	$1,698	$1,310
Europe	13	7

Total long-lived assets, net	$1,711	$1,317

13. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three years ended December 31, 2005 (in thousands, except per share information):

	2005	2004	2003
Basic earnings (loss) per common share:
Net income (loss)	$1,336	$(9,903)	$(1,708)

Weighted average common shares outstanding	21,524	20,091	16,675

Basic earnings (loss) per common share	$0.06	$(0.49)	$(0.10)

Diluted earnings (loss) per common share:
Net income (loss)	$1,336	$(9,903)	$(1,708)

Weighted average common shares outstanding	21,524	20,091	16,675
Effect of dilutive potential common shares:
Stock options	904	—	—

Adjusted weighted average shares and assumed conversions	22,428	20,091	16,675

Diluted earnings (loss) per common share	$0.06	$(0.49)	$(0.10)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company beginning in the first quarter of fiscal 2006.

SFAS No.123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company plans to adopt SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will not affect the Company’s total cash flows or financial position, but it will reduce reported income. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that 1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and 2) redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be determined unless and until a change in accounting principle or estimate arises. The Company does not anticipate any changes in accounting principle at this time.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2005
Net Revenues	$13,031	$15,068	$13,494	$12,086	$53,679
(Loss) income from operations	(3,514)	1,231	2,045	1,428	1,190
Net (loss) income	(3,470)	1,255	2,080	1,471	1,336
Basic (loss) earnings per common share	(0.16)	0.06	0.10	0.07	0.06
Diluted (loss) earnings per common share	(0.16)	0.06	0.09	0.06	0.06
2004
Net Revenues	$11,076	$11,385	$11,810	$11,136	$45,407
Loss from operations	(3,050)	(5,496)	(1,399)	(106)	(10,051)
Net loss	(3,013)	(5,469)	(1,363)	(58)	(9,903)
Basic loss per common share	(0.16)	(0.27)	(0.07)	0.00	(0.49)
Diluted loss per common share	(0.16)	(0.27)	(0.07)	0.00	(0.49)

The sum of the quarterly (loss) earnings per common share amounts do not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2005
Allowance for doubtful accounts	$98	$(46)	$—		$(18	)(1)	$34
Returns reserve	272	—	3,753	(2)	(3,916)		109
Valuation allowance for deferred tax assets	6,689	—	—		(501)		6,188

Year ended December 31, 2004
Allowance for doubtful accounts	$62	$139	$—		$(103	)(1)	$98
Returns reserve	344	—	9,557	(2)	(9,629)		272
Valuation allowance for deferred tax assets	3,302	3,387	—		—		6,689

Year ended December 31, 2003
Allowance for doubtful accounts	$66	$17	$—		$(21	)(1)	$62
Returns reserve	26	—	7,437	(2)	(7,119)		344
Valuation allowance for deferred tax assets	2,611	691	—		—		3,302

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Returns reserve recorded as an offset to revenue.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.