Form 10-Q
period 2006-03-31
EDIETS COM INC
filed 2006-05-15
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 W. Hillsboro Boulevard

Deerfield Beach, Florida 33442

(Address of principal executive offices)

(954) 360-9022

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2006:

Common Stock, $.001 par value per share	21,991,157 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$8,796	$8,612
Accounts receivable, net	1,649	1,512
Prepaid advertising costs	438	782
Prepaid expenses and other current assets	883	489

Total current assets	11,766	11,395

Property and office equipment, net	1,629	1,711
Intangibles, net	542	556
Goodwill	6,720	6,726
Other assets	224	223

Total assets	$20,881	$20,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$6,585	$5,470
Accrued liabilities	3,181	2,043
Reserve for refunds	141	109
Current portion of capital lease obligations	185	202
Deferred revenue	3,481	2,933

Total current liabilities	13,573	10,757

Capital lease obligations, net of current portion	204	244
Deferred revenue	1,902	1,904
Deferred tax liability	80	81

Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Common stock	22	22
Additional paid-in capital	23,401	22,382
Unearned compensation	—	(29)
Accumulated other comprehensive loss	(35)	(54)
Accumulated deficit	(18,266)	(14,696)

Total stockholders’ equity	5,122	7,625

Total liabilities and stockholders’ equity	$20,881	$20,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUE	$13,773	$13,031

COSTS AND EXPENSES:
Cost of revenue	2,893	1,780
Technology and development	643	708
Sales, marketing and support	11,394	12,424
General and administrative	2,479	1,603
Amortization of intangible assets	25	30

Total costs and expenses	17,434	16,545

Loss from operations	(3,661)	(3,514)
Other income, net	97	40
Income tax (expense) benefit	(6)	4

Net loss	$(3,570)	$(3,470)

Loss per common share:
Basic and diluted	$(0.16)	$(0.16)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	21,881	21,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,570)	$(3,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235	205
Amortization of intangibles	25	30
Provision for (recovery of ) bad debts and sales returns	(43)	49
Stock-based compensation	506	18
Loss on disposals of fixed assets	—	6
Deferred tax benefit	(3)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(88)	(657)
Prepaid expenses and other assets	(9)	53
Accounts payable and accrued liabilities	2,280	1,819
Deferred revenue	507	(116)

Net cash used in operating activities	(160)	(2,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and office equipment	(146)	(111)

Net cash used in investing activities	(146)	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	542	312
Repayment of capital lease obligations	(57)	(83)

Net cash provided by financing activities	485	229
Effect of exchange rate changes on cash and cash equivalents	5	95

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184	(1,859)
Cash and cash equivalents, beginning of period	8,612	8,787

Cash and cash equivalents, end of period	$8,796	$6,928

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9	$5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$—	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company sells online diet, fitness and recipe services or offers these services at low or no cost to drive the sale of other products and services. The Company sells advertising throughout its content assets, which are primarily diet-, fitness- and healthy lifestyle-oriented Web sites. The Company offers a range of tangible products online and in January 2006 entered the meal delivery business with a fresh meal delivery option known as FreshCuisine™ and also marketed as eDiets®Express. Finally, the Company derives licensing revenues for the use of its intellectual property and brand name. The Company’s current operations are primarily concentrated in North America and Western Europe.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

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

3. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the three months ended March 31, 2006 or 2005 as their effect is anti-dilutive.

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

5. REVENUE RECOGNITION

Subscription revenue represents the majority of our business. Subscriptions to our nutrition, fitness, support and recipe plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the subscription.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection is probable. Our obligations typically include guarantees of a minimum number of “impressions” or times that visitors to our Web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to our Web sites who have authorized us to allow third party solicitations. Revenue from the collection of email addresses are recognized when no significant obligation remains and collection is probable.

Ecommerce revenue is currently derived from the sale of motivational audio tapes or compact discs, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping.

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

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Subscription	$10,826	$10,783
Advertising and sale of opt-in email addresses	1,029	1,138
Ecommerce	258	325
Meal delivery	1,039	—
Commissions	384	561
Royalties	237	224

	$13,773	$13,031

6. STOCK-BASED COMPENSATION

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 172,229 options remained outstanding as of March 31, 2006.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of March 31, 2006, 1,847,586 options are outstanding under the Plan.

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under other awards in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of March 31, 2006, there were no options or stock outstanding under the Incentive Plan.

Adoption of New Accounting Guidance and Transition

Prior to December 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 related to stock option grants as they all had an exercise price equal or lower to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated. The adoption of SFAS 123R had no effect on cash flows from operating activities and cash flow from financing activities for the three months ended March 31, 2006.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The table below illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in the first quarter of 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

First Quarter 2005
Expected term (in years)	4.0
Risk-free interest rate	4.4%
Expected volatility	67%
Expected dividend yield	0%

The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the first quarter of 2005 was $2.15. Forfeitures were recognized as they occurred.

The estimated value is amortized to expense over each option grants’ respective vesting period. The following table is presented in millions, except per-share amounts.

2005
Net loss: as reported	$(3,470)
Stock-based compensation expense included in reported net loss	11
Total stock-based compensation cost determined under the fair value method, net of tax	(371)

Pro forma net loss	$(3,830)

Basic and diluted loss per share
As reported	$(0.16)

Pro forma	$(0.18)

Valuation and Expense Information under SFAS 123R

In connection with the adoption of SFAS 123R, the Company recorded stock based compensation costs of $0.5 million for the first quarter of 2006, which resulted in an increase of the Company’s loss from operations and net loss of $0.5 million and a loss per share of $0.02 for the first quarter of 2006.

As required by SFAS 123R, the Company now estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees, officers and directors based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

First Quarter 2006
Expected term (in years)	2.9
Risk-free interest rate	4.3%
Expected volatility	67%
Expected dividend yield	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The volatility factor used in the Company’s assumptions is based on the historical price of its stock from 2001 to current period because the Company believes that this extended period reflects the true company history.

Expected Dividend Yield: The Company does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, the Company uses a dividend yield of zero in its assumptions.

A summary of option activity under the Company’s stock plans as of March, 31, 2006 and the changes during the first quarter of 2006 is presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,187	$2.94	$1.62
Granted	70	6.18	2.91
Exercised	(208)	2.71	1.46
Forfeited or expired	(29)	4.98	2.62

Outstanding at March 31, 2006	2,020	3.05	1.67	3.24	$4,604

Vested or expected to vest at March 31, 2006	1,937	2.67	1.49	2.74	4,515

Exercisable at March 31, 2006	1,595	$2.67	$1.49	2.74	$4,157

The weighted-average fair value of stock options granted during the first quarter of 2006 was $2.91. The total intrinsic value of stock options exercised was $0.8 million during the first quarter of 2006 and was $0.4 million in the first quarter of 2005. As of March 31, 2006, there was $0.5 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.74 years.

Cash received from the exercise of stock options under the Company’s stock plans for the first quarter of 2006 was $0.5 million.

7. INCOME TAXES

The Company recorded approximately $6,000 of income tax expense for the three months ended March 31, 2006 and approximately $4,000 of income tax benefit for the corresponding period in the prior year. The income tax expense relates to corporation taxes in eDiets Europe offset by the income tax benefit related to the amortization of intangible assets resulting from the acquisition of eDiets Europe.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(3,570)	$(3,470)
Other comprehensive income (loss):
Foreign currency translation	19	(53)

Comprehensive net loss	$(3,551)	$(3,523)

Accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005 consists of foreign currency translation.

9. SEGMENT INFORMATION

FASB Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

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

Net revenues and segment income (loss) of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenues:
United States	$13,272	$12,600
Europe	501	431

Consolidated net revenues	$13,773	$13,031

Segment (loss) income :
United States	$(3,803)	$(3,345)
Europe	142	(169)

Consolidated loss from operations	$(3,661)	$(3,514)

Identifiable assets of the Company’s two reportable segments are shown below. Long-lived assets consist of property and equipment, net: (in thousands)

	March 31, 2006	December 31, 2005
Identifiable assets:
United States	$17,140	$16,918
Europe	3,741	3,693

Total identifiable assets	$20,881	$20,611

Long-lived assets, net:
United States	$1,617	$1,698
Europe	12	13

Total long-lived assets	$1,629	$1,711

Goodwill of the Company’s two reportable segments is shown below: (in thousands)

	March 31, 2006	December 31, 2005
Goodwill:
United States	$5,191	$5,191
Europe	1,529	1,535

Total goodwill	$6,720	$6,726

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches as well as vendors such as our meal delivery partner;

•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2005, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

Products and Services

We are leveraging the Internet and technology to bring diet, fitness and healthy lifestyle solutions and information to consumers. We generate revenue in four ways. We sell online diet, fitness and recipe services or offer these services at low or no cost to drive the sale of other products and services. We sell advertising throughout our content assets, which are primarily our diet-, fitness- and healthy lifestyle-oriented Web sites. We offer a range of tangible products online and in January 2006 entered the meal delivery business with a fresh meal delivery option known as FreshCuisine™ and also marketed as eDiets®Express. Finally, we derive licensing revenues for the use of our intellectual property and brand name.

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

Subscription programs ranging from one to twelve months are billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation. In the remainder of 2006 we plan to upgrade our diet and other plans in order to drive subscription and related revenue growth in 2007 and beyond.

In January 2006 we began to offer FreshCuisine™, also marketed as eDiets®Express, a nationwide fresh meal delivery service. Individuals may purchase a full week’s worth of freshly prepared breakfasts, lunches, snacks and dinners that are shipped to arrive within three days. Initially this service, which costs between $19 and $35 per day, has been marketed to high-end consumers who have reached one of our Web sites as a result of our existing advertising activities. In the future, we plan to test lower-priced meal configurations as well as dedicated advertising campaigns including an infomercial campaign tentatively scheduled for the second quarter of 2006.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2005 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), we recognize gross subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

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

Ecommerce revenue is currently derived from the sale of motivational audio tapes or compact discs, journals, pedometers, “starter kits” and other bundled products to consumers. Revenues from the sales of those products are recognized when the product is shipped.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with EITF 99-19, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk before the customers place any orders.

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

GOODWILL AND INTANGIBLE ASSETS:

At March 31, 2006 we had $6.7 million in goodwill. Approximately $1.8 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe. Prior to such time the Company had one reporting unit and considered all goodwill to be “enterprise level” goodwill. For purposes of assessing impairment under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill must be assigned to one or more reporting units. As a result of the acquisition of eDiets Europe, the Company now has two reporting units and, as a result, the former enterprise level goodwill was allocated in its entirety to the Company’s U.S. reporting unit.

SFAS 142 describes the reporting unit as an “operating segment” as that term is used in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We operate in a single market consisting of the sale of services and information related to nutrition and fitness. Our revenues are derived from sales in the United States and Europe and these two geographic regions constitute the Company’s two reportable segments. We evaluate goodwill along these segments, which represent our reporting units.

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

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

Prior to December 31, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 related to stock option grants as they all had an exercise price equal or lower to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of March 31, 2006, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2006	2005
Revenue	100%	100%
Cost of revenue	21	14
Technology and development	5	5
Sales, marketing and support	83	95
General and administrative	18	12
Amortization of intangible assets	*	*
Other income, net	*	*
Income tax (expense) benefit	*	*
Net loss	(26)%	(27)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenue: Our revenue for the three months ended March 31, 2006 was $13.8 million as compared to $13.0 million for the three months ended March 31, 2005, respectively. The 6% increase was mainly due to the launch of our meal delivery service in the first quarter 2006.

Membership revenue totaled approximately $10.8 million for each of the three months ended March 31, 2006 and 2005, respectively. The unchanged membership revenue was due to a smaller paying member base in the current quarter as compared to the corresponding period in the prior year, offset by a higher average weekly fee per member. Paying members as of March 31, 2006 were approximately 205,000 compared to approximately 240,000 as of March 31, 2005.

Our meal delivery program, which began in January 2006, recorded $1.0 million of revenue for the three months ended March 31, 2006 including amounts billed for shipping. We expect meal delivery revenue to increase in future quarters in 2006 as a result of dedicated advertising campaigns scheduled to begin in the second quarter of 2006.

Other revenue, which includes the sale of advertising on our Web sites and in our newsletters, royalties from our Tesco relationship in the United Kingdom and ecommerce and commission activities, was $2.0 million for the three months ended March 31, 2006, compared to $2.2 million in the corresponding three month period in the prior year, respectively. The decrease was largely related to a lower number of new subscribers, since some of these revenues involve transactions within the subscription sales process.

At March 31, 2006, deferred revenue totaled $5.4 million as compared to $5.7 million as of March 31, 2005. Deferred revenue includes $3.3 million related to prepayment of services by subscribers as of March 31, 2006 and 2005, respectively, while $2.1 million and $2.4 million as of March 31, 2006 and 2005, respectively, relate to non-refundable royalties received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland. The change between years primarily relates to the recognition of non-refundable royalties under our licensing agreement with Tesco.

Cost of Revenue: Cost of revenue consists primarily of credit card fees, revenue sharing and product costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals, and depreciation. Cost of revenue increased to $2.9 million or 21% of revenues for the three months ended March 31, 2006 as compared to $1.8 million or 14% of revenues for the comparable period in the prior year. The dollar increase of 62% year over year was mainly due to approximately $0.8 million of food costs and $0.1 million of related shipping charges for the meal delivery program. The Company expects its gross margin for meal delivery to improve over the next several quarters as higher volumes allow for lower unit food costs.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $0.6 million and $0.7 million or 5% of revenues for the three months ended March 31, 2006 and 2005, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in the sales, marketing and support groups. Due to seasonality in the diet services business the Company traditionally has a higher sales, marketing and support expense in the first half of the year versus the second half of the year. These expenses decreased to $11.4 million or 83% of revenues for the three months ended March 31, 2006 from $12.4 million or 95% of revenues for the three months ended March 31, 2005. The dollar decrease in sales, marketing and support expense of 8% for the three months ended March 31, 2006 as compared to the corresponding period in the prior year was mainly due to the elimination of certain unprofitable online advertising agreements. Advertising expense totaled approximately $9.6 million for the three months ended March 31, 2006 as compared to $10.2 million for the corresponding periods in the prior year. We expect advertising expense to decline sequentially in each of the remaining quarters of 2006.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $2.5 million or 18% of revenues for the three months ended March 31, 2006 compared to $1.6 million or 12% of revenues in the corresponding prior year period. Included in the three months ended March 31, 2006 were $0.7 million of non-recurring charges related to the severance arrangement with our former Chief Executive Officer. Approximately $0.5 million of this charge will be paid out in equal installments over the next eighteen months, while approximately $0.2 million related to a non-cash expense related to the provisions of SFAS 123R.

Amortization of intangible assets: Amortization expense was $0.03 million for each of the three months ended March 31, 2006 and 2005 and relate to the amortization of intangible assets recorded in our 2004 acquisition of eDiets Europe.

Other Income, net: Other income, net, which consists mainly of interest income, was $0.1 million for the three months ended March 31, 2006 compared to $0.04 million for the corresponding period in the prior year. The increase for the three month period ended March 31, 2006 was primarily due to a higher average cash balance in the current period compared to the prior year period.

Income Tax (Expense)/Benefit: Income tax expense of $(6,000) for the three months ended March 31, 2006 is mainly due to the tax expense incurred related to the eDiets Europe income in the current quarter. In the prior year we recorded approximately $4,000 of income tax benefit for the three months ended March 31, 2005 primarily related to the amortization of the intangible assets.

Net Loss: As a result of the factors discussed above, we recorded net loss of $(3.6) million and $(3.5) million for the three months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the three months ended March 31, 2006, we generated negative operating cash flow of $(0.2) million. This negative cash flow related primarily to our net loss of $(3.6) million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $0.3 million and stock-based compensation of $0.5 million, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $2.7 million. For the three months ended March 31, 2005, we generated negative operating cash flow of $(2.1) million. This negative cash flow related primarily to our net loss of $(3.5) million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $0.2 million, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $1.1 million.

Cash Flows from Investing Activities: Our investing activities used $(0.1) million for each of the three months ended March 31, 2006 and 2005, primarily related to the purchases of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided for $0.5 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. The cash provided for the three months ended March 31, 2006 was attributable to $0.5 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $57,000. The cash provided for the three months ended March 31, 2005 was attributable to $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.1 million.

Available Cash: At March 31, 2006, we had $8.8 million of unrestricted cash and cash equivalents compared to $8.6 million of unrestricted cash and cash equivalents at December 31, 2005. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at March 31, 2006.

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

Item 2. None

Item 3. None

Item 4. Submission Of Matters To A Vote Of Security Holders

At our annual meeting of stockholders held May 11, 2006 the Company’s stockholders voted on the following proposals:

1. Proposal to elect directors:

	For	Withheld
David R. Humble	10,802,237	1,080,021
Lee S. Isgur	9,535,809	2,346,449
Pedro N. Ortega-Dardet	9,742,778	2,139,480
Andrea M. Weiss	10,486,728	1,395,530
Robert L. Doretti	9,583,934	2,298,324
Ronald Luks	10,487,642	1,394,616

Item 5. None

Item 6. Exhibits

The following exhibits are included herein:

10.1	Separation and Release Agreement between Ciaran G. McCourt and the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Interim Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: May 15, 2006

Exhibit Index

Exhibit No.	Description
10.1	Separation and Release Agreement between Ciaran G. McCourt and the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Interim Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company