Form 10-Q
period 2006-06-30
EDIETS COM INC
filed 2006-08-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006:

Common Stock, $.001 par value per share	24,300,167 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,866	$8,612
Accounts receivable, net	1,896	1,512
Prepaid advertising costs	709	782
Prepaid expenses and other current assets	751	489

Total current assets	8,222	11,395

Restricted cash	544	—
Property and office equipment, net	1,775	1,711
Intangibles, net	3,495	556
Goodwill	12,327	6,726
Other assets	237	223

Total assets	$26,600	$20,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,578	$5,470
Accrued liabilities	4,158	2,043
Reserve for refunds	117	109
Current portion of capital lease obligations	217	202
Deferred revenue	3,238	2,933

Total current liabilities	11,308	10,757

Capital lease obligations, net of current portion	251	244
Deferred revenue	1,937	1,904
Deferred tax liability	81	81

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	24	22
Additional paid-in capital	32, 039	22,382
Unearned compensation	—	(29)
Accumulated other comprehensive income (loss)	14	(54)
Accumulated deficit	(19,054)	(14,696)

Total stockholders’ equity	13,023	7,625

Total liabilities and stockholders’ equity	$26,600	$20,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUE	$13,886	$15,068	$27,659	$28,099

COSTS AND EXPENSES:
Cost of revenue	2,600	2,295	5,492	4,075
Technology and development	826	813	1,470	1,521
Sales, marketing and support	9,082	9,218	20,476	21,642
General and administrative	2,016	1,482	4,496	3,085
Amortization of intangible assets	158	29	183	59

Total costs and expenses	14,682	13,837	32,117	30,382
(Loss) income from operations	(796)	1,231	(4,458)	(2,283)
Other income, net	45	20	143	60
Income tax (provision) benefit	(37)	4	(43)	8

Net (loss) income	$(788)	$1,255	$(4,358)	$(2,215)

(Loss) earnings per common share:
Basic	$(0.03)	$0.06	$(0.19)	$(0.10)

Diluted	$(0.03)	$0.06	$(0.19)	$(0.10)

Weighted average common and common equivalent shares outstanding:
Basic	22,941	21,444	22,402	21,378

Diluted	22,941	22,281	22,402	21,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,358)	$(2,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	410	401
Amortization of intangibles	183	59
Provision for (recovery of ) bad debts and sales returns	136	(43)
Stock-based compensation	685	37
Loss on disposals of fixed assets	47	44
Deferred tax benefit	(5)	(8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(347)	(570)
Prepaid expenses and other assets	(68)	135
Accounts payable and accrued liabilities	97	716
Deferred revenue	186	(245)

Net cash used in operating activities	(3,034)	(1,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of $132 cash acquired	(8,934)	—
Changes in restricted cash	(544)	—
Purchases of property and office equipment	(344)	(270)

Net cash used in investing activities	(9,822)	(270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,515	434
Proceeds from issuance of stock	8,500	—
Common stock issuance costs	(840)	—
Repayment of capital lease obligations	(141)	(121)

Net cash provided by financing activities	9,034	313
Effect of exchange rate changes on cash and cash equivalents	76	(132)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,746)	(1,778)
Cash and cash equivalents, beginning of period	8,612	8,787

Cash and cash equivalents, end of period	$4,866	$7,009

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$22	$6

Cash paid for income taxes	$24	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$162	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company sells online diet, fitness and recipe services or offers these services at low or no cost to drive the sale of other products and services. The Company sells advertising throughout its content assets, which are primarily diet-, fitness- and healthy lifestyle-oriented Web sites. The Company offers a range of tangible products online and in January 2006 entered the meal delivery business with a fresh meal delivery option known as FreshCuisine™ and also marketed as eDiets®Express. Finally, the Company derives licensing revenues for the use of its intellectual property, brand name plans, tools and content by web-based diet and fitness companies in other countries, insurance companies, corporations and health clubs. The Company’s current operations are primarily concentrated in North America and Western Europe.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of FASB Statement 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 on January 1, 2007. The Company is currently in the process of evaluating the effects of this new accounting standard; however, the Company does not anticipate that FIN 48 will have any material impact on the Company’s financial statements.

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

3. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2006 and six months ended June 30, 2005 as their effect is anti-dilutive.

4. ACQUSITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (Nutrio), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash ($250,000 of which is held in escrow to satisfy indemnification claims under the Merger Agreement). An additional performance-based earn out payment of up to $2.5 million will be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. The primary reason for the acquisition of Nutrio was to be able to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness market place. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company.

Concurrent with the above transaction, the Company entered into a Securities Purchase Agreement (“Company Purchase Agreement”) with Prides Capital (“Prides Capital”), pursuant to which the Company completed a private sale to Prides Capital of approximately 1.7 million shares of common stock at a purchase price of $5.05 per share and a warrant to purchase approximately 1.0 million shares of common stock at an exercise price of $6.00 per share. The warrant has a five year expiration date, is exercisable beginning six months after issuance and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The Company used the approximately $7.7 million in net proceeds from the sale to partially fund the Merger.

Pursuant to the Company Purchase Agreement, Prides Capital also agreed to purchase from the Company, subject to approval by the Company’s stockholders, an additional 297,030 shares of common stock at a purchase price of $5.05 per share and an additional five-year warrant to purchase 178,218 shares at an exercise price of $6.00 per share. This part of the transaction, after receiving shareholder approval, was completed on August 1, 2006.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of Nutrio have been included in the Company’s financial statements for periods subsequent to May 18, 2006. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. These estimated fair values may be revised in the future as necessary, if information becomes available to further define assets acquired and liabilities assumed. The excess of the cost over the fair value of net assets acquired of approximately $5.5 million has been reflected as goodwill. The purchase accounting is tentative based on information currently available and subject to change.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$8,500
Liabilities assumed	(172)
Direct acquisition costs	566

Total purchase price	$8,894

The purchase price was allocated as follows (in thousands):

Assets acquired (including cash of $132)	$431
Intangibles	3,088
Liabilities assumed	(172)
Deferred tax liability	(1,158)
Reduction of eDiets valuation allowance	1,158
Goodwill	5,547

Total	$8,894

Intangibles acquired consist of the following (in thousands):

Customer relationships	$1,990
Technology	500
Non-compete agreements	350
Tradename	170
Website content	78

$3,088

The following presents the pro forma results of the Company for the three and six months ended June 30, 2006 and 2005 as if the acquisition of Nutrio had occurred at the beginning of each of the respective periods (in thousands, except per share amounts). Pro forma results are not necessarily indicative of actual results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$14,249	$15,506	$28,696	$28,889
Net (loss) income	$(849)	$1,116	$(4,418)	$(2,577)
Diluted (loss) earnings per common share
Basic	$(0.03)	$0.05	$(0.18)	$(0.11)
Diluted	$(0.03)	$0.05	$(0.18)	$(0.11)
Weighted average common shares outstanding
Basic	24,921	23,424	24,383	23,358
Diluted	24,921	24,261	24,383	23,358

5. INTANGIBLE ASSETS

Intangible assets related to the acquisition of eDiets Europe Ltd. (eDiets Europe) in July 2004 are being amortized using the straight-line method over periods ranging from 20 months to 15 years with a weighted average life of approximately 12 years. Intangible assets related to the acquisition of Nutrio (see Note 4) are being amortized using the straight-line method over periods ranging from 2 to 5 years with a weighted average life of approximately 2.8 years.

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

Revenue from the Company’s business-to-business subsidiary Nutrio is primarily license related and accordingly is recognized on a straight-line basis over the period of the license.

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Subscription	$11,077	$13,075	$21,903	$23,858
Advertising	1,000	1,081	2,030	2,219
Ecommerce	152	210	411	535
Meal delivery	879	—	1,918	—
Commissions	162	285	545	727
Royalties	240	331	476	555
Business-to-business	308	—	308	—
Other revenue	68	86	68	205

	$13,886	$15,068	$27,659	$28,099

7. STOCK-BASED COMPENSATION

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 52,800 options remained outstanding as of June 30, 2006.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of June 30, 2006, 1,544,047 options are outstanding under the Plan.

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under other awards in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of June 30, 2006, there were 150,000 shares of restricted stock outstanding under the Incentive Plan.

Adoption of New Accounting Guidance and Transition

Prior to December 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 for stock option grants that had an exercise price equal or lower to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated. The adoption of SFAS 123R had no effect on cash flows from operating activities and cash flow from financing activities for the six months ended June 30, 2006.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The table below illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in the three and six months ended June 30, 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected term (in years)	5.0	4.6
Risk-free interest rate	3.9%	3.6%
Expected volatility	57%	69%
Expected dividend yield	0%	0%

The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was $1.92 and $2.13, respectively. Forfeitures were recognized as they occurred.

The estimated value is amortized to expense over each option grants’ respective vesting period. The following table is presented in millions, except per-share amounts.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) - as reported	$1,255	$(2,215)
Stock-based compensation expense included in reported net income (loss)	18	37
Total stock-based compensation cost determined under the fair value method, net of tax	(390)	(665)
Pro forma net income (loss)	$883	$(2,843)
Basic earnings (loss) per share
As reported	$0.06	$(0.10)
Pro forma	$0.04	$(0.13)
Diluted earnings (loss) per share
As reported	$0.06	$(0.10)
Pro forma	$0.04	$(0.13)

Valuation and Expense Information under SFAS 123R

In accordance with the provisions of SFAS 123R, the Company recorded stock based compensation costs of $0.2 million and $0.7 million for the three and six months ended June 30, 2006, which resulted in an increase of the Company’s loss from operations and net loss of $0.2 and $0.7 million and an increased loss per share by $0.01and $0.03 for the three and six months ended June 30, 2006.

As required by SFAS 123R, the Company now estimates forfeitures of employee stock options and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected term (in years)	3.0	3.0
Risk-free interest rate	5.0%	4.6%
Expected volatility	66%	67%
Expected dividend yield	0%	0%

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

Expected Volatility: The volatility factor used in the Company’s assumptions is based on the historical price of its stock from 2001 to the current period because the Company believes that this extended period reflects the true Company history.

Expected Dividend Yield: The Company does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, the Company uses a dividend yield of zero in its assumptions.

A summary of option activity under the Company’s stock plans as of June 30, 2006 and the changes during the first half of 2006 is presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,187	$2.94	$1.62
Granted	108	5.95	2.82
Exercised	(531)	2.91	1.65
Forfeited or expired	(167)	1.44	0.80

Outstanding at June 30, 2006	1,597	3.32	$1.78	3.77	$3,031

Vested or expected to vest at June 30, 2006	1,527	3.27	1.75	3.72	2,969

Exercisable at June 30, 2006	1,256	$2.97	$1.61	3.42	$2,752

The weighted-average fair value of stock options granted during the three and six months ended June 30, 2006 was $2.64 and $2.82. The total intrinsic value of stock options exercised was $0.6 and $1.4 million during the three and six months ended June 30, 2006 and was $0.1 and $0.5 million in the three and six months ended June 30, 2005. As of June 30, 2006, there was $0.6 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.58 years.

Cash received from the exercise of stock options under the Company’s stock plans for the first six months of 2006 was $1.5 million.

A summary of the restricted stock awards under the Company’s Incentive Plan as of June 30, 2006 and changes during the first half of 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	150,000	4.49
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2006	150,000	$4.49

The restricted stock listed above is expected to vest at the following times: 30,000 shares on June 7, 2008; 45,000 shares on June 7, 2009 and 75,000 shares on June 7, 2010.

As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.96 years.

8. INCOME TAXES

The Company recorded approximately $(37,000) and $(43,000) of income tax expense for the three and six months ended June 30, 2006, respectively, and approximately $4,000 and $8,000 of income tax benefit for the corresponding periods in the prior year. The income tax benefit in 2005 was related to the amortization of intangible assets resulting from the acquisition of eDiets Europe.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(788)	$1,255	$(4,358)	$(2,215)
Other comprehensive income (loss):
Foreign currency translation	49	28	68	(25)

Comprehensive income (loss)	$(739)	$1,283	$(4,290)	$(2,240)

Accumulated other comprehensive loss as of June 30, 2006 and December 31, 2005 consists of foreign currency translation.

10. SEGMENT INFORMATION

FASB Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment (which resulted from the May 2006 acquisition of Nutrio) and the European business segment.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on business segment. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment income (loss) of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
U.S. business-to-consumer	$13,033	$14,456	$26,305	$27,056
U.S. business-to-business	308	—	308	—

Total U.S.	13,341	14,456	26,613	27,056
Europe	545	612	1,046	1,043

Consolidated net revenues	$13,886	$15,068	$27,659	$28,099

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment (loss) income :
U.S. business-to-consumer	$(859)	$1,228	$(4,663)	$(2,117)
U.S. business-to-business	25	—	25	—

Total U.S.	(834)	1,228	(4,638)	(2,117)
Europe	38	4	180	(166)

Consolidated (loss) income from operations	$(796)	$1,231	$(4,458)	$(2,283)

Identifiable assets of the Company’s three reportable segments are shown below. Long-lived assets consist of property and equipment, net: (in thousands)

	June 30, 2006	December 31, 2005
Identifiable assets:
U.S. business-to-consumer	$13,657	$16,918
U.S. business-to-business	9,001	—

Total U.S.	22,658	16,918
Europe	3,942	3,693

Total identifiable assets	$26,600	$20,611

Long-lived assets, net:
U.S. business-to-consumer	$1,677	$1,698
U.S. business-to-business	14	—

Total U.S.	1,691	1,698
Europe	84	13

Total long-lived assets	$1,775	$1,711

Goodwill of the Company’s three reportable segments is shown below: (in thousands)

	June 30, 2006	December 31, 2005
Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	5,547	—

Total U.S.	10,738	5,191
Europe	1,589	1,535

Total goodwill	$12,327	$6,726

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on its financial condition or results of operations.

12. SUBSEQUENT EVENTS

On August 1, 2006, the Company’s Chairman, David R. Humble, resigned from the Board and agreed to the termination of his employment agreement. Consequently, the Company has no obligation to make any future payments to Mr. Humble under his employment agreement.

Also on August 1, 2006, pursuant to the Purchase Agreement, as designated by Prides Capital, Kevin A. Richardson, II, 37, was elected to the Company’s Board of Directors (the “Board”) and appointed Chairman. Mr. Richardson will serve as director from August 1, 2006 until a successor is duly elected and qualified. The Company also received approximately $1.5 million in proceeds from the sale of stock and issued warrants to Prides Capital (see Note 4).

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

OUR BUSINESS

Products and Services

We are leveraging the Internet and technology to bring diet, fitness and healthy lifestyle solutions and information to consumers. We sell online diet, fitness and recipe services or offer these services at low or no cost to drive the sale of other products and services. We sell advertising throughout our content assets, which are primarily our diet-, fitness- and healthy lifestyle-oriented Web sites. We offer a range of tangible products online and in January 2006 entered the meal delivery business with a fresh meal delivery option known as FreshCuisine™ and also marketed as eDiets®Express. We also derive licensing revenues for the use of our intellectual property, brand name. Lastly, with the May 2006 acquisition of Nutrio.com, Inc. (Nutrio), we also act as a provider of interactive private-label nutrition, fitness and wellness programs. As a result of this acquisition the Company now considers its business-to-business operations a new reportable segment of its business.

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

Subscribers to our diet plans receive access to a wealth of support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers approximately 100 message boards on various topics of interest to our members, online meetings presented by licensed mental health counselors, registered dietitians and certified fitness trainers and the resources of approximately 50 customer service representatives, nutritionists and fitness personnel.

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

In January 2006 we began to offer FreshCuisine™, also marketed as eDiets®Express, a nationwide fresh meal delivery service. Individuals may purchase a full week’s worth of freshly prepared breakfasts, lunches, snacks and dinners that are shipped to arrive within three days. Initially this service, which costs between $20 and $35 per day, has been marketed to high-end consumers who have reached one of our Web sites as a result of our existing advertising activities. In the future, we plan to test lower-priced meal configurations as well as test dedicated advertising campaigns, including an infomercial campaign tentatively scheduled for the fourth quarter of 2006.

In 2004 we licensed to Tesco plc the exclusive rights to use eDiets brand name and diet plan technology in the UK and Ireland. In addition to engaging in country-level licensing, we also license components of our plans, tools and content to third parties such as insurance companies, corporations and health clubs through our wholly-owned subsidiary Nutrio.

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

Business to business revenue relates to the Nutrio subsidiary. Nutrio generates three types of business to business revenue. In accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, licensing revenues are recognized on a straight line basis over the period of the license. Development revenue relates to the planning, design and development of websites for its customers and it is recognized ratably over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

GOODWILL AND INTANGIBLE ASSETS:

At June 30, 2006 we had $12.3 million in goodwill. Approximately $5.5 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.8 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe with the remaining $5.2 million of goodwill related to the U.S. reporting unit.

SFAS 142 describes the reporting unit as an “operating segment” as that term is used in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We operate in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. We have three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. We evaluate goodwill along these segments, which represent our reporting units.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed annually for impairment, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair value of the Company’s reporting units is based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. No impairment charges have been recorded to date as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, and could result in non-cash charges that would adversely affect our results of operations and financial condition.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

Prior to December 31, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 for stock option grants that had an exercise price equal or lower to the market value of the underlying common stock on the date of grant.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of June 30, 2006, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of revenue	19	15	20	14
Technology and development	6	5	5	5
Sales, marketing and support	65	61	74	77
General and administrative	15	10	16	11
Amortization of intangible assets	1	*	1	*
Other income, net	*	*	1	*
Income tax benefit	*	*	*	*
Net (loss) income	(5)%	8%	(16)%	(8)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Revenue: Our revenue for the three and six months ended June 30, 2005 was $13.9 million and $27.7 million as compared to $15.1 million and $28.1 million for the three and six months ended June 30, 2005, respectively. The 8% and 2% decrease was mainly due to decreases in subscription revenue.

Membership revenue totaled approximately $11.1 million and $21.9 million for the three and six months ended June 30, 2006, a decrease of 15% and 8% over membership revenue of approximately $13.1 million and $23.9 million in the corresponding periods in the prior year, respectively. The dollar decrease in membership revenue for the three and six months ended June 30, 2006 as compared to the corresponding periods in the prior year was mainly due to a smaller paying member base in the current quarter as compared to the corresponding period in the prior year. Paying members as of June 30, 2006 were approximately 191,000 compared to approximately 246,000 as of June 30, 2005.

Our meal delivery program, which began in January 2006, recorded $0.9 million and $1.9 million of revenue for the three and six months ended June 30, 2006, respectively, including amounts billed for shipping.

Other revenue, which includes the sale of advertising on our Web sites and in our newsletters, royalties from our Tesco relationship in the United Kingdom and ecommerce and commission activities, was $1.5 million and $3.5 million for the three and six months ended June 30, 2006, respectively, compared to $2.0 million and $4.2 million in the corresponding periods in the prior year, respectively.

At June 30, 2006, deferred revenue totaled $5.2 million as compared to $5.3 million as of June 30, 2005. Deferred revenue includes $3.1 million related to prepayment of services by subscribers as of June 30, 2006 and 2005, respectively, while $2.1 million and $2.2 million as of June 30, 2006 and 2005, respectively, relate to non-refundable royalties received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland.

Cost of Revenue: Cost of revenue consists primarily of credit card fees, revenue sharing and product costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals, depreciation. Cost of revenue increased to $2.6 million and $5.5 million or 19% and 20% of revenues for the three and six months ended June 30, 2006, respectively, as compared to $2.3 million and $4.1 million or 15% and 14% of revenues for the comparable periods in the prior year, respectively. The dollar increase of 13% and 35% year over year for three and six months ended June 30, 2006, respectively, was mainly due to the food costs and related shipping charges for the meal delivery program which was launched in January 2006.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $0.8 million and $1.5 million for the three and six months ended June 30, 2006 and 2005, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in the sales, marketing and support groups. Due to seasonality in the diet services business the Company traditionally has a higher sales, marketing and support expense in the first half of the year versus the second half of the year. These expenses decreased to $9.1 million and $20.5 million or 65% and 74% of revenues for the three and six months ended June 30, 2006, respectively, from $9.2 million and $21.6 million for the corresponding periods in the prior year, respectively. The dollar decrease in sales, marketing and support expense of 1% and 5% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods in the prior year, respectively, was mainly due to the elimination of certain unproductive online advertising agreements. Advertising expense totaled approximately $7.1 million and $16.5 million for the three and six months ended June 30, 2006, respectively, a decrease of 1% and 5% from advertising expense of $7.2 million and $17.3 million for the corresponding periods in the prior year, respectively.

Due to the seasonality in the diet services industry, we expect advertising expense to decline sequentially in each of the remaining quarters of 2006.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $2.0 million and $4.5 million or 15% and 16% of revenues for the three and six months ended June 30, 2006, respectively, an increase of 33% and 45% or $1.5 million and $3.1 million or 10% and 11% of revenues for the three and six months ended June 30, 2005, respectively.

Included in general and administrative expenses for the three months ended March 31, 2006 were $0.7 million of non-recurring charges related to the severance arrangement with our former Chief Executive Officer. Approximately $0.5 million of this charge has or will be paid out in equal installments through September 2007.

Also included in general and administrative expenses for the three and six months ended June 30, 2006 were $0.1 million and $0.5 million, respectively, of non-cash charges related to the January 2006 adoption of SFAS 123R. An additional $0.1 million are included in the other operating costs and expenses for each of the three and six months ended June 30, 2006, respectively.

Amortization of intangible assets: Amortization expense increased to $0.2 million for the three and six months ended June 30, 2006 from $29,000 and $59,000 for the three and six months ended June 30, 2005, respectively. The increase was mainly due to the amortization of intangible assets from the Nutrio acquisition.

Income tax (provision) benefit: Income tax provision of $(37,000) and $(43,000) for the three and six months ended June 30, 2006, respectively, primarily relates to the operations for eDiets Europe. In the prior year we recorded approximately $4,000 and $8,000 of income tax benefit for the three and six months ended June 30, 2005, respectively, primarily related to the amortization of the intangible assets related to the eDiets acquisition.

Net (Loss)Income: As a result of the factors discussed above, we recorded net loss of $(0.8) million and $(4.4) million for the three and six months ended June 30, 2006, respectively, compared to net income of $1.3 million and net loss of $(2.2) million for the three and six months ended June 30, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the six months ended June 30, 2006, we used $3.0 million of cash in operating activities. This negative cash flow related primarily to our net loss of $(4.4) million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $0.4 million, stock-based compensation of $0.7 million, amortization of intangibles of $0.2 million and a provision for bad debt of $0.1 million, partially offset by an aggregate decrease in cash flows from our operating assets and liabilities of $0.1 million. For the six months ended June 30, 2005, we used $1.7 million of cash in operating activities. This negative cash flow primarily related to our net loss of $2.2 million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $0.5 million, partially offset by an aggregate increase in cash flows from our operating assets and liabilities of $36,000.

As stated earlier, the Company intends to decrease its advertising expenditures over the remainder of 2006. Accordingly, the Company believes its operating cash flows will improve throughout the remainder of 2006.

Cash Flows from Investing Activities: Our investing activities used $9.8 million and $0.3 million of cash for the six months ended June 30, 2006 and 2005, respectively. The cash usage of $9.8 million for the six months ended June 30, 2006, was primarily due to the acquisition of Nutrio in May 2006 for $8.9 million, changes in restricted cash of $0.5 million and purchases of computer equipment and software development costs of $0.3 million. The cash usage of $0.3 million for the six months ended June 30, 2005 related to the purchase of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided $9.0 million and $0.3 million of cash for the six months ended June 30, 2006 and 2005, respectively. The cash provided for the six months ended June 30, 2006 was primarily attributable to $8.5 million of proceeds from issuance of common stock to Prides Capital and $1.5 million in proceeds from the exercise of stock options, offset by $0.8 million of common stock issuance costs and the repayment of capital lease obligations of $0.1 million. The cash provided for the six months ended June 30, 2005 was primarily attributable to $0.4 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.1 million.

Available Cash: At June 30, 2006, we had $4.9 million of unrestricted cash and cash equivalents compared to $8.6 million of unrestricted cash and cash equivalents at December 31, 2005. We also had $0.5 million of restricted cash. Subsequent to June 30, 2006, the Company also received $1.5 million in proceeds from the issuance of stock to Prides Capital. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at June 30, 2006.

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

Item 2. None

Item 3. None

Item 4. Submission Of Matters To A Vote Of Security Holders

At our special meeting of stockholders held July 27, 2006 the Company’s stockholders voted on the following proposals:

For the approval of the issuance of 297,030 shares of the Company’s common stock and warrants to purchase 178,218 shares of the Company’s common stock and the sale by David R. Humble, the Company’s Chairman, of 4,287,136 shares of the Company’s common stock:

FOR	AGAINST	WITHHELD
11,890,260	834,603	92,341

Item 5. None

Item 6. Exhibits

The following exhibits are included herein:

10.1	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Interim Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: August 14, 2006

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Interim Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company