Form 10-Q
period 2006-09-30
EDIETS COM INC
filed 2006-11-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Corporate Drive, Suite 600

Fort Lauderdale, Florida 33334

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2006:

Common Stock, $.001 par value per share                    24,603,126 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,269	$8,612
Accounts receivable, net	1,536	1,500
Prepaid advertising costs	944	782
Prepaid expenses and other current assets	972	489

Total current assets	8,721	11,383

Restricted cash	544	—
Property and office equipment, net	2,190	1,697
Intangibles, net	3,143	483
Goodwill	12,365	6,726
Other assets	232	223
Assets from discontinued operations	14	99

Total assets	$27,209	$20,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,374	$5,263
Accrued liabilities	3,049	1,837
Reserve for refunds	120	103
Current portion of capital lease obligations	179	202
Deferred revenue	2,716	2,870

Total current liabilities	9,438	10,275

Capital lease obligations, net of current portion	223	244
Deferred revenue	1,896	1,904
Deferred tax liability	73	72
Liabilities of discontinued operations	207	491

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock	24	22
Additional paid-in capital	33,925	22,382
Unearned compensation	—	(29)
Accumulated other comprehensive income (loss)	11	(54)
Accumulated deficit	(18,588)	(14,696)

Total stockholders' equity	15,372	7,625

Total liabilities and stockholders’ equity	$27,209	$20,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Continuing Operations:

REVENUE	$12,179	$13,229	$39,268	$40,839

COSTS AND EXPENSES:

Cost of revenue	2,323	1,821	7,680	5,729

Technology and development	873	459	2,226	1,927

Sales, marketing and support	5,909	7,464	25,881	28,323

General and administrative	2,268	1,311	6,698	4,244

Amortization of intangible assets	302	11	459	34

Total costs and expenses	11,675	11,066	42,944	40,257

Income (loss) from operations	504	2,163	(3,676)	582

Other income, net	12	46	150	91

Income tax (provision) benefit	(9)	3	(54)	4

Income (loss) from continuing operations	507	2,212	(3,580)	677

Discontinued Operations:

Loss from operations, net of tax	(82)	(132)	(352)	(812)

Gain on disposal, net of tax	40	—	40	—

Loss from discontinued operations, net of tax	(42)	(132)	(312)	(812)

Net income (loss)	$465	$2,080	$(3,892)	$(135)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.10	$(0.16)	$0.03
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.04)

Net income (loss)	$0.02	$0.09	$(0.17)	$(0.01)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.10	$(0.16)	$0.03
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.04)

Net income (loss)	$0.02	$0.09	$(0.17)	$(0.01)

Weighted average common and common equivalent shares outstanding:
Basic	24,219	21,586	23,004	21,448

Diluted	24,739	22,482	23,004	21,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(3,580)	$677
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	707	601
Amortization of intangibles	459	87
Provision for (recovery of) bad debts and sales returns	210	(50)
Stock-based compensation	881	55
Loss on disposals of fixed assets	13	22
Deferred tax benefit	(8)	(10)
Gain on disposal of discontinued operations	(40)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16	(943)
Prepaid expenses and other assets	(612)	308
Accounts payable and accrued liabilities	(608)	(870)
Deferred revenue	(215)	(379)

Net cash used in operating activities of continuing operations	(2,777)	(502)
Net cash used in operating activities of discontinued operations	(746)	(811)

Net cash used in operating activities	(3,523)	(1,313)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of $132 cash acquired	(8,932)	—
Changes in restricted cash	(544)	—
Purchases of property and office equipment	(1,037)	(509)

Net cash used in investing activities	(10,513)	(509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,824	808
Proceeds from issuance of stock	10,026	—
Common stock issuance costs	(1,025)	—
Repayment of capital lease obligations	(210)	(150)

Net cash provided by financing activities	10,615	658
Effect of exchange rate changes on cash and cash equivalents	78	45

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,343)	(1,119)
Cash and cash equivalents, beginning of period	8,612	8,787

Cash and cash equivalents, end of period	$5,269	$7,668

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$45	$15

Cash paid for income taxes	$24	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$166	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company sells online diet, fitness and recipe services or offers these services at low or no cost to drive the sale of other products and services. The Company sells advertising throughout its content assets, which are primarily diet-, fitness- and healthy lifestyle-oriented Web sites. The Company offers a range of tangible products online. Finally, the Company derives licensing revenues for the use of its intellectual property, brand name plans, tools and content by web-based diet and fitness companies in other countries, insurance companies, corporations and health clubs. The Company’s current operations are primarily concentrated in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company has accounted for the sale of its German, Spanish and Portuguese websites as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these websites have been reclassified and presented as “loss from discontinued operations, net of tax”, for all periods presented. The transaction is further discussed in Note 12-Discontinued Operations.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company will be required to adopt FAS 157 on January 1, 2008. The Company is currently in the process of evaluating the effects of this new accounting standard; however, the Company does not anticipate that SFAS 157 will have any material impact on the Company’s financial statements.

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

3. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the nine months ended September 30, 2006 and 2005 as their effect is anti-dilutive.

4. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (Nutrio), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash ($250,000 of which is held in escrow to satisfy indemnification claims under the Merger Agreement). An additional performance-based earn out payment of up to $2.5 million will be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. Based on 2006 results to date, the Company believes it is likely that one earn out payment of $1.25 million will be paid in the first quarter of 2007. The primary reason for the acquisition of Nutrio was to be able to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness market place. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company.

Concurrent with the above transaction, the Company entered into a Securities Purchase Agreement (“Company Purchase Agreement”) with Prides Capital Fund I, L.P. (“Prides Capital”), pursuant to which the Company completed a private sale to Prides Capital of approximately 1.7 million shares of common stock at a purchase price of $5.05 per share and a warrant to purchase approximately 1.0 million shares of common stock at an exercise price of $6.00 per share. The warrant has a five year expiration date, is exercisable beginning six months after issuance and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The Company used the approximately $7.7 million in net proceeds from the sale to partially fund the Merger.

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

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of Nutrio have been included in the Company’s financial statements for periods subsequent to May 18, 2006. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. These estimated fair values may be revised in the future as necessary, if information becomes available to further define assets acquired and liabilities assumed. The excess of the cost over the fair value of net assets acquired of approximately $5.6 million has been reflected as goodwill. The purchase accounting is tentative based on information currently available and subject to change.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$8,500
Liabilities assumed	(172)
Direct acquisition costs	604

Total purchase price	$8,932

The purchase price was allocated as follows (in thousands):

Assets acquired (including cash of $132)	$431
Intangibles	3,088
Liabilities assumed	(172)
Deferred tax liability	(1,158)
Reduction of eDiets valuation allowance	1,158
Goodwill	5,585

Total	$8,932

Intangibles acquired consist of the following (in thousands):

Customer relationships	$1,990
Technology	500
Non-compete agreements	350
Tradename	170
Website content	78

$3,088

The following presents the pro forma results of the Company for the three and nine months ended September 30, 2006 and 2005 as if the acquisition of Nutrio had occurred at the beginning of each of the respective periods (in thousands, except per share amounts). Pro forma results are not necessarily indicative of actual results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$12,179	$13,761	$40,297	$42,176

Income (loss) from continuing operations	$507	$2,128	$(3,647)	$246
Loss from discontinued operations	(42)	(132)	(312)	(812)

Income (loss) from operations	$465	$1,996	$(3,959)	$(566)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.09	$(0.15)	$0.01
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Net (loss) income	$0.02	$0.08	$(0.16)	$(0.02)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.09	$(0.15)	$0.01
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Net (loss) income	$0.02	$0.08	$(0.16)	$(0.02)

Weighted average common shares outstanding
Basic	26,199	23,566	24,984	23,428
Diluted	26,719	24,462	24,984	23,428

5. INTANGIBLE ASSETS

Intangible assets related to the acquisition of eDiets Europe Ltd. (eDiets Europe) in July 2004 are being amortized using the straight-line method over a period of 15 years. Intangible assets related to the acquisition of Nutrio (see Note 4) are being amortized using the straight-line method over periods ranging from 2 to 5 years with a weighted average life of approximately 2.8 years.

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese websites.

Revenue from the Company’s business-to-business subsidiary, Nutrio, is primarily license and consulting revenue. License revenue is recognized on a straight line basis over the period of the license while consulting revenue is recognized when the services are completed and collection is probable.

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Subscription	$9,481	$11,529	$30,818	$34,898
Advertising	932	921	2,957	3,140
Ecommerce	82	249	493	784
Meal delivery	666	—	2,584	—
Commissions	65	276	612	1,003
Royalties	249	254	725	809
Business-to-business	704	—	1,004	—
Other revenue	—	—	75	205

	$12,179	$13,229	$39,268	$40,839

7. STOCK-BASED COMPENSATION

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 52,800 options remained outstanding as of September 30, 2006.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of September 30, 2006, 1,389,253 options are outstanding under the Plan.

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of September 30, 2006, there were 137,500 shares of restricted stock outstanding under the Incentive Plan.

Adoption of New Accounting Guidance and Transition

Prior to December 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 for stock option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated. The adoption of SFAS 123R had no effect on cash flows from operating activities and cash flow from financing activities for the nine months ended September 30, 2006.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The table below illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in the three and nine months ended September 30, 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected term (in years)	4.8	4.6
Risk-free interest rate	4.0%	3.7%
Expected volatility	67%	68%
Expected dividend yield	0%	0%

The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was $2.31 and $2.17, respectively. Forfeitures were recognized as they occurred.

The estimated value is amortized to expense over each option grant’s respective vesting period. The following table is presented in thousands, except per-share amounts.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) - as reported	$2,080	$(135)
Stock-based compensation expense included in reported net income (loss)	11	32
Total stock-based compensation cost determined under the fair value method, net of tax	(248)	(902)
Pro forma net income (loss)	$1,843	$(1,005)
Basic earnings (loss) per share
As reported	$0.09	$(0.01)
Pro forma	$0.08	$(0.05)
Diluted earnings (loss) per share
As reported	$0.09	$(0.01)
Pro forma	$0.08	$(0.05)

Valuation and Expense Information under SFAS 123R

In accordance with the provisions of SFAS 123R, the Company recorded stock based compensation costs for the three and nine months ended September 30, 2006, which resulted in a decrease of the Company’s income from operations and net income and an increase of the Company’s loss from operations and net loss of $0.2 and $0.9 million, respectively, and a decrease in earnings per share and an increase in loss per share of $0.01 and $0.03 for the three and nine months ended September 30, 2006, respectively.

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

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term (in years)	3.3	3.1
Risk-free interest rate	4.8%	4.7%
Expected volatility	66%	66%
Expected dividend yield	0%	0%

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

A summary of option activity under the Company’s stock plans as of September 30, 2006 and the changes during the first nine months of 2006 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,187	$2.94	$1.62
Granted	193	4.94	2.37
Exercised	(699)	2.71	1.50
Forfeited or expired	(239)	2.20	1.19

Outstanding at September 30, 2006	1,442	$3.45	$1.85	3.83	$773

Vested or expected to vest at September 30, 2006	1,380	3.41	1.83	3.79	771

Exercisable at September 30, 2006	1,136	$3.61	$1.74	3.55	$763

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $1.80 and $2.37, respectively. The total intrinsic value of stock options exercised was $0.2 and $1.5 million during the three and nine months ended September 30, 2006, respectively and was $0.5 and $1.0 million in the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.71 years.

Cash received from the exercise of stock options under the Company’s stock plans for the first nine months of 2006 was $1.8 million.

A summary of the restricted stock awards under the Company’s Incentive Plan as of September 30, 2006 and changes during the first nine months of 2006 is presented below:

	Number of Shares	Weighted-Average Fair Value at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	150,000	4.49
Vested	—	—
Forfeited	(12,500)	4.49

Non-vested at September 30, 2006	137,500	$4.49

The restricted stock listed above is expected to vest at the following times: 27,500 shares on June 13, 2007; 41,250 shares on June 13, 2008 and 68,750 shares on June 13, 2009.

As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.7 years.

8. INCOME TAXES

The Company recorded approximately $(9,000) and $(54,000) of income tax expense for the three and nine months ended September 30, 2006, respectively, and approximately $3,000 and $4,000 of income tax benefit for the corresponding periods in the prior year. The income tax benefit in 2005 was related to the amortization of intangible assets resulting from the acquisition of eDiets Europe.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$465	$2,080	$(3,892)	$(135)
Other comprehensive income (loss):
Foreign currency translation	(3)	(7)	65	(32)

Comprehensive income (loss)	$462	$2,073	$(3,827)	$(167)

Accumulated other comprehensive income (loss) as of September 30, 2006 and December 31, 2005 consists of foreign currency translation.

10. SEGMENT INFORMATION

FASB Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

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

Net revenues and segment income (loss) of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
U.S. business-to-consumer	$11,235	$12,925	$37,548	$39,981
U.S. business-to-business	704	—	1,004	—

Total U.S.	11,939	12,925	38,552	39,981
Europe	240	304	716	858

Consolidated net revenues	$12,179	$13,229	$39,268	$40,839

Segment income (loss) :
U.S. business-to-consumer	$234	$1,869	$(4,428)	$(247)
U.S. business-to-business	40	—	65	—

Total U.S.	274	1,869	(4,363)	(247)
Europe	230	294	687	829

Consolidated income (loss) from operations	$504	$2,163	$(3,676)	$582

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows: (in thousands)

	September 30, 2006	December 31, 2005
Identifiable assets:
U.S. business-to-consumer	$14,268	$16,918
U.S. business-to-business	9,067	—

Total U.S.	23,335	16,918
Europe	3,860	3,594

Identifiable assets from continuing operations	27,195	20,512
Identifiable assets from discontinued operations	14	99

Total identifiable assets	$27,209	$20,611

Long-lived assets, net:
U.S. business-to-consumer	$2,174	$1,697
U.S. business-to-business	16	—

Total U.S.	2,190	1,697
Europe	—	—

Total long-lived assets	$2,190	$1,697

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	5,585	—

Total U.S.	10,776	5,191
Europe	1,589	1,535

Total goodwill	$12,365	$6,726

12. DISCONTINUED OPERATIONS

On September 1, 2006, the Company transferred the ownership of its German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

These websites had been unprofitable for several periods. Due to the limited potential to improve the profitability of the websites, combined with its relative geographic isolation from the Company’s corporate office, the decision was made to exit these markets in the third quarter of 2006.

The sale of the websites includes net liabilities with a book value of approximately $0.2 million at September 30, 2006, comprised primarily of accounts payable and accrued expenses. In addition, we have executed a royalty agreement for which we will receive royalty payments based on subscription revenue to license the use of the Company’s technology, including but not limited to its website content, domain names, IT functionality, copyrights and trademarks.

Other than operating in accordance with the royalty agreement, we will have no other continuing involvement with these websites subsequent to the closing of the sale. In addition, the Company will realize no continuing cash flows from these websites subsequent to the closing of the sale. The Company is in the process of finalizing the closing balance sheet as of the sale date with the Purchaser, including the allocation of any goodwill and does not anticipate any changes to gain on the sale of the websites to be material to the Company’s consolidated operating results or financial condition.

In connection with the sale of these assets, the Company recorded an after tax gain on disposal of $40,000.

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and gain on disposal of the three websites are segregated and reported as discontinued operations for all periods presented in this report. As of September 30, 2006 there were no remaining assets that were held for sale. Operating results for the websites are included in the Consolidated Statements of Income in net loss from discontinued operations for all periods presented and are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$203	$265	$773	$754

Loss from operations	$(82)	$(132)	$(352)	$(812)

Net loss	$(42)	$(132)	$(312)	$(812)

13. LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of the sale of services, information and products related to nutrition, fitness and motivation;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches as well as vendors such as our meal delivery partner;

•	adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2005, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

Products and Services

We are leveraging the Internet and technology to bring diet, fitness and healthy lifestyle solutions and information to consumers. We sell online diet, fitness and recipe services or offer these services at low or no cost to drive the sale of other products and services. We sell advertising throughout our content assets, which are primarily our diet-, fitness- and healthy lifestyle-oriented Web sites. We offer a range of tangible products online. We also derive licensing revenues for the use of our intellectual property, brand name. Lastly, with the May 2006 acquisition of Nutrio.com, Inc. (Nutrio), we also act as a provider of interactive private-label nutrition, fitness and wellness programs. As a result of this acquisition the Company now considers its business-to-business operations a new reportable segment of its business.

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

Subscription programs ranging from one to twelve months are billed in advance in varying increments with refunds allowed in some cases after a minimum length of stay is completed. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation. In the remainder of 2006, we plan to upgrade our diet and other plans in order to drive subscription and related revenue growth in 2007 and beyond.

In January 2006, we began to offer a nationwide fresh meal delivery service. Individuals may purchase a full week’s worth of freshly prepared breakfasts, lunches, snacks and dinners that are shipped to arrive within three days. This service, which costs between $20 and $35 per day, is marketed to high-end consumers who have reached one of our Web sites as a result of our existing advertising activities.

In 2004, we licensed to Tesco plc the exclusive rights to use eDiets brand name and diet plan technology in the UK and Ireland. In September 2006, we licensed to eDiets International GmbH, a third party, the exclusive rights to use the eDiets brand name and diet plan technology in Germany, Spain, Portugal, Brazil and Austria. In addition to engaging in country-level licensing, we also license components of our plans, tools and content to third parties such as insurance companies, corporations and health clubs through our wholly-owned subsidiary Nutrio.

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese websites.

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

GOODWILL AND INTANGIBLE ASSETS:

At September 30, 2006 we had $12.4 million in goodwill. Approximately $5.6 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.6 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe with the remaining $5.2 million of goodwill related to the U.S. reporting unit.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of September 30, 2006, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30, 2006
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%

Cost of revenue	19	14	20	14
Technology and development	7	3	6	5
Sales, marketing and support	49	56	66	69
General and administrative	19	10	17	10
Amortization of intangible assets	2	*	1	*
Other income, net	*	*	*	*
Income tax benefit	*	*	*	*
Loss from discontinued operations	*	(1)	(1)	(2)
Net income (loss)	4%	16%	(10)%	*

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue: Total revenue for the three months ended September 30, 2006 was $12.2 million, a decrease of 8% versus the $13.2 million recorded for the comparable prior year period. Year-to-date, revenues for the nine months ended September 30, 2006 were $39.3 million, a decrease of 4% versus the $40.8 million recorded for comparable period in 2005.

Subscription or membership revenue was $9.5 million (78% of total revenue) in the third quarter of 2006 and $11.5 million (87% of total revenue) in the comparable prior year period. The decrease in current quarter and current year subscription or membership revenue was due to a smaller base of paying members during those periods partially offset by higher weekly fees paid by subscribers. The paying member base as of September 30, 2006 was approximately 150,000 compared to 220,000 in the year ago period. Year-to-date, subscription or membership revenue was $30.8 million and $34.9 million in the comparable prior year period with the decrease due to a smaller average paying base partially offset by higher weekly fees paid by subscribers.

Due to seasonality in the diet services industry we expect the paying member base to decline in the fourth quarter of 2006.

All other revenue sources were $2.7 million (22% of total revenue) in the third quarter of 2006 and $1.7 million (13% of total revenue) in the comparable prior year period. Other revenues for the three months ended September 30, 2006 include:

•	$0.7 million of meal delivery revenue, including shipping revenue (commenced in January 2006)

•	$0.7 million of business-to-business revenue (commenced in May via the Nutrio acquisition)

•	$0.9 million of revenue from the sale of advertising on our web sites and in our newsletters

•	$0.2 million in royalty revenue from our Tesco relationship in the UK

•	$0.2 million from all other sources such as commissions and other ecommerce sales

At September 30, 2006, deferred revenue totaled $4.6 million as compared to $5.2 million as of September 30, 2005. Deferred revenue includes $2.5 million and $3.0 million related to prepayment of services by subscribers as of September 30, 2006 and 2005, respectively, while $2.1 million and $2.2 million as of September 30, 2006 and 2005, respectively, relate to non-refundable royalties received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland.

Cost of Revenue: Cost of revenue consists primarily of product costs, revenue sharing and credit card fees. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of revenue increased to $2.3 million and $7.7 million or 19% and 20% of revenues for the three and nine months ended September 30, 2006, respectively, as compared to $1.8 million and $5.7 million for the comparable periods in the prior year, respectively. Gross margin as a percent of revenue for the three and nine months ended September 30, 2006 decreased to 81% and 80%, respectively, compared to 86% for each of the comparable periods in 2005. The decrease in gross margin is primarily attributable to the launch of a meal delivery program and related product costs in January 2006.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $0.9 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, as compared to $0.5 million and $1.9 million for the corresponding periods in the prior year, with the increase mainly due to additional personnel and related costs, including Nutrio which commenced in May.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in the sales, marketing and support groups. These expenses decreased to $5.9 million and $25.9 million for the three and nine months ended September 30, 2006, respectively, from $7.5 million and $28.3 million for the corresponding periods in the prior year, respectively. Almost all sales, marketing and support costs promoted the U.S. business-to-consumer segment, with the decrease in sales, marketing and support primarily attributable to decreased spending for advertising media of approximately $1.4 million. In total, advertising media expense was $4.6 million and $21.9 million for the three and nine months ended September 30, 2006, respectively, versus $5.8 million and $23.2 million for comparable periods in 2005, respectively.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $2.3 million and $6.7 million for the three and nine months ended September 30, 2006, respectively, compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2005, respectively, with the increase mainly due to additional personnel and related costs, including Nutrio. General and administrative expenses in 2006 also include approximately $0.3 million in external costs associated with our Sarbanes-Oxley compliance initiatives including consulting fees.

Included in general and administrative expenses for the three months ended March 31, 2006 were $0.7 million of non-recurring charges related to the severance arrangement with our former Chief Executive Officer. Approximately $0.3 million of this charge will be paid out in equal installments through September 2007.

Also included in general and administrative expenses for the three and nine months ended September 30, 2006 were $0.1 million and $0.6 million, respectively, of non-cash charges related to the January 2006 adoption of SFAS 123R. An additional $0.1 million and $0.3 million are included in the other operating costs and expenses for the three and nine months ended September 30, 2006, respectively.

Amortization of intangible assets: Amortization expense increased to $0.3 million and $0.5 million for the three and nine months ended September 30, 2006 from $11,000 and $34,000 for the three and nine months ended September 30, 2005, respectively. The increase was mainly due to the amortization of intangible assets from the Nutrio acquisition that occurred in May 2006.

Other Income, net: Other income, net, which consists mainly of interest income, was $12,000 and $0.2 million for the three and nine months ended September 30, 2006, respectively, compared to $46,000 and $0.1 million for the corresponding periods in the prior year, respectively. The dollar increase for the nine month period ended September 30, 2006 was primarily due to a higher average cash balance in the current year as compared to the prior year period.

Income tax (provision) benefit: Income tax provision of $(9,000) and $(54,000) for the three and nine months ended September 30, 2006, respectively, primarily relates to the operations of eDiets Europe. In the prior year we recorded approximately $3,000 and $4,000 of income tax benefit for the three and nine months ended September 30, 2005, respectively, primarily related to the amortization of the intangible assets related to eDiets Europe acquisition.

Loss from discontinued operations: Loss from discontinued operations was $42,000 and $0.3 million for the three and nine months ended September 30, 2006 as compared to $0.1 million and $0.8 million for the comparable periods in the prior year. The loss from discontinued operations relates to the ownership transfer of German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

Net Income (Loss): As a result of the factors discussed above, we recorded net income of $0.5 million and a net loss of $(3.9) million for the three and nine months ended September 30, 2006, respectively, compared to net income of $2.1 million and net loss of $(0.1) million for the three and nine months ended September 30, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the nine months ended September 30, 2006, we used $3.5 million of cash in operating activities. This negative cash flow related primarily to our net loss from continuing operations of $(3.6) million, adjusted for, certain non-cash items of $2.3 million offset by an aggregate decrease in cash flows from our operating assets and liabilities of $1.4 million. For the nine months ended September 30, 2005, we used $1.3 million of cash in operating activities. This negative cash flow primarily related to an aggregate decrease in cash flows from our operating assets and liabilities of $0.6 million, offset by net income of $0.7 million and certain non-cash charges of $0.7 million. Net cash used in operating activities of discontinued operations was $0.8 million for each of the nine months ended September 30, 2006 and 2005, respectively.

Cash Flows from Investing Activities: Our investing activities used $10.6 million and $0.5 million of cash for the nine months ended September 30, 2006 and 2005, respectively. The cash usage of $10.6 million for the nine months ended September 30, 2006, was primarily due to the acquisition of Nutrio in May 2006 for $9.0 million, changes in restricted cash of $0.5 million and purchases of computer equipment, software development costs and leasehold improvements of $1.0 million. The cash usage of $0.5 million for the nine months ended September 30, 2005 related to the purchase of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided $10.7 million and $0.7 million of cash for the nine months ended September 30, 2006 and 2005, respectively. The cash provided for the nine months ended September 30, 2006 was primarily attributable to $10.0 million of proceeds from issuance of common stock to Prides Capital and $1.8 million in proceeds from the exercise of stock options, offset by $1.0 million of common stock issuance costs and the repayment of capital lease obligations of $0.2 million. The $0.7 million cash provided for the nine months ended September 30, 2005 was attributable to $0.8 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.1 million.

Available Cash: At September 30, 2006, we had $5.3 million of unrestricted cash and cash equivalents compared to $8.6 million of unrestricted cash and cash equivalents at December 31, 2005. We also had $0.5 million of restricted cash. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at September 30, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures which include controls and procedures that are designed to ensure that information required to be disclosed in the reports which we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. The Certifying Officers have evaluated these controls and procedures and have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to: i) ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure; and ii) ensure that information required to be disclosed in the reports which we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC.

The Certifying Officers have indicated that there were no changes in our internal controls which occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives. The Certifying Officers have evaluated our controls and procedures and has concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures effectively provide a reasonable level of assurance of reaching the desired control objectives.

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

Item 2. None

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

At our special meeting of stockholders held July 27, 2006 the Company’s stockholders voted on the following proposal:

For the approval of the issuance of 297,030 shares of the Company’s common stock and warrants to purchase 178,218 shares of the Company’s common stock and the sale by David R. Humble, the Company’s Chairman, of 4,287,136 shares of the Company’s common stock:

FOR	AGAINST	WITHHELD
11,890,260	834,603	92,341

Item 5. None

Item 6. Exhibits

The following exhibits are included herein:

31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: November 14, 2006

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company