Form 10-K
period 2006-12-31
EDIETS COM INC
filed 2007-03-29
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006	Commission File Number: 0 – 30559

eDiets.com, Inc.

(Name of registrant in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Corporate Drive, Suite 600

Fort Lauderdale, FL 33334

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

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the average of the bid and asked prices for such stock on that date, was approximately $71.6 million. As of March 20, 2007 there were 24,658,582 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our diet and fitness programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches and the supplier of our meal delivery services;

•

adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•

significant investments in our technology platform, marketing plans, and product development to remain competitive with other online providers of healthy living and weight loss plans, many of which may be found to offer superior and more varied features than our plans and may also be offered for free;

•	our inability to obtain sufficient and/or acceptable outside financing or funding (when and if required);

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

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

GENERAL

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the Internet to bring diet, fitness and healthy lifestyle solutions to everyone. We generate revenue in four ways.

•	We sell internet-based diet, fitness and recipe programs.

•	We also offer a range of tangible products online and in 2006 entered the meal delivery business.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition websites.

•	We also sell advertising throughout our content assets, which are primarily our diet, fitness and healthy lifestyle-oriented Web sites.

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

Subscribers to our diet plans receive access to a wealth of support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers approximately 100 message boards on various topics of interest to our members, online meetings presented by licensed mental health counselors, registered dietitians and certified fitness trainers and the resources of approximately 30 customer service representatives, nutritionists and fitness personnel.

Subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our members purchase programs via credit cards, with renewals billed automatically, until cancellation.

Subscription sales totaled $38 million or 78% of total revenues, in 2006. The three primary revenue drivers of this business are the average weekly fee paid by the user, the user’s length of stay and the number of subscribers. During 2006 our members paid an average price of approximately $4 per week and stayed an average of six months. As of December 31, 2006 we had approximately 118,000 paying subscribers.

Meal Delivery Business

In January 2006 we began to offer a nationwide weight loss oriented meal delivery service. Individuals may purchase a full week of freshly prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. During 2006 we recorded approximately $3.2 million in meal delivery revenue, or approximately 7% of total revenues for 2006. We recently announced that we plan to launch a newly branded and configured service early in the second quarter of 2007.

License Business

With our May 2006 acquisition of Nutrio.com, Inc. (“Nutrio”), a leading provider of interactive private-label nutrition, fitness and wellness programs, eDiets entered the business-to-business channel. Our Nutrio subsidiary is actively engaged in providing private label nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries. Since May 2006 we recorded approximately $1.6 million in business to business revenue, or approximately 3% of total revenues for 2006.

We also recognized approximately $0.9 million in royalty revenue in 2006 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand name and diet plan technology in the UK and Ireland and having licensed to eDiets International GmbH similar rights for certain European and Latin American countries.

Content Business

Our advertising sales revenues accounted for approximately $3.8 million or 8% of total revenues in 2006. The majority of these sales are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes, Family Nutrition, From Our Experts, and Success Stories. Over 80% of visitors to our site are women between the ages of 25 and 54.

Additional advertising revenues are generated through placements in our 13 free opt-in email newsletters and through placements within the subscription sales process. Today between one and two million unique individuals visit the content portions of www.eDiets.com and generate advertising impressions that can be sold every month.

Market

Our long-term product development and marketing plans are based on our thesis that over time individuals and corporations are becoming more aware of the negative health and financial consequences of being overweight and, therefore, more will focus not only on weight loss but also on healthy weight maintenance. A 2001 study by Sturm and Wells chronicled in the publication Public Health concluded that obesity was linked to higher rates of chronic illness “than living in poverty, and much higher rates than smoking or drinking.” Obesity is highly correlated with the incidence of diabetes; according to the Centers for Disease Control the percentage of the population suffering from diabetes has risen from approximately 4% in 1991 to approximately 7% in 2004. In addition, during 2003 the American Cancer Society reported that as many as 14% of cancer deaths in men and 20% of cancer deaths in women could be related to being overweight.

Turning from the health impact to the financial costs of obesity, during 2003 a study based on data from the approximately 180,000 employees in General Motors’ healthcare plan showed that an overweight adult has annual healthcare costs that are 7.3% higher than a person in a healthy weight range, while obese individuals have annual healthcare costs that are 69% higher than a person of a healthy weight. We believe that the cost of obesity is one of the factors that has driven health expenditures in the U.S., as reported by the Centers for Medicare & Medicaid Services, from $0.8 trillion in 1991 to $1.9 trillion in 2004. With healthcare cost inflation of this magnitude, we believe that the implementation of effective weight management tools is attracting more attention from insurers, employers, consumers and the government.

Market Potential

Approximately 66% of the U.S. adult population, or 140 million adults, are overweight. The Calorie Control Council estimates about 70 million individuals in the U.S. were on a diet during December 2006. With approximately two-thirds of the U.S. population now online we estimate that our addressable market is approximately 42 million adults at any given time. Market penetration remains in its early stages, with the online diet industry in the U.S. generating approximately $215 million in revenues in 2006.

With the introduction of its newly branded and priced weight loss meal delivery service in the second quarter of fiscal 2007, eDiets expects meal delivery revenues to become a more significant part of its revenue mix. Marketdata Enterprises, Inc. estimates that the market for diet food home delivery totaled approximately $800 million in 2006 and will grow in excess of 30% in 2007. There are no published estimates on the size of our other major revenue source, private label nutrition, fitness and wellness programs; however, we believe that this market is in the low eight figures and growing rapidly.

Marketing

Our total advertising spending in 2006 was $25.1 million, or 50% of revenues, and resulted in the acquisition of 298,000 paying subscribers. We currently pay to advertise our services through third party online banners, online paid and natural search programs, Web affiliate programs and cable television placements. In addition, we advertise on our Web sites and in our email newsletters. We estimate that the searched-based advertising and television advertising each were the source of more than 10% of our total new members. Over the last two years our cost to acquire members through banner advertisements on the major online portals has risen dramatically as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to paid search programs.

Competition

In the online subscription diet business our most significant competitor is www.weightwatchers.com, which is owned by Weight Watchers® International. We also compete with privately-held Waterfront Media, Inc., which operates a variety of diet- and self-help-oriented Web sites, and with the WebMD® Weight Loss Center operated by WebMD, Inc. In the meal delivery business we compete with NutriSystem, Inc. and Jenny Craig, Inc. as well as others. In the business-to-business licensing of digital diet, fitness and healthy lifestyle content, tools and services we compete with Miavita, which is owned by Matria Healthcare, Inc., and with several private companies.

Dependence on Third Parties

We derive significant portions of our business from relationships with both third party Web sites and third party licensors. Beginning in April 2003 we began to offer online personalized meal plans based upon intellectual property licensed from third parties.

In addition, we depend on certain third party technology vendors for the day-to-day smooth operation and availability of our Web site and services. We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure tier 1 collocation facilities in Sterling, Virginia and Miami, Florida. The facilities provide us with:

•	ready access to increased network bandwidth;

•	improved redundancy, security, and disaster recovery; and

•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2006, our site was operating 99.7% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

Our success depends on the goodwill associated with our trademarks and other proprietary intellectual property rights.

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

Company Information

General information about us can be found at http://www.ediets.com/company/index.cfm. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, free of charge on our web site.

Information contained on our web site, or on any other web site mentioned in this Annual Report, is not incorporated by reference in this Annual Report and does not constitute a part of this Annual Report.

General Development of the Business

The predecessor to eDiets was incorporated in the State of Delaware in March 1996 under the name “Self-help Technologies, Inc.” The Company’s mission was, and remains, to provide solutions that help individuals to realize their full potential. Initially, the product developed and promoted was personalized diet programs for direct to consumer sales at in-store locations such as grocery stores. However, we quickly shifted our promotional strategy to online direct to consumer sales as consumer acceptance and usage of the Internet began to accelerate.

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

In 2006, we started to diversify our revenue streams by entering the business-to-business nutrition space with the acquisition of Nutrio and also with our launch of a nationwide fresh meal delivery service.

Revenue and Related Expense Recognition: Membership fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (“GAAP”), various portions of these fees are recognized ratably over the period being charged. Subscription cycles average 6 months, depending on the price terms offered. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter.

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

Cash Flow	GAAP Accounting
Cash for initial subscription period received and advertising payment paid at time of sale of the subscription; additional subscription fees received with each renewal period	Revenue recognized ratably; advertising expensed upon airing – early part of subscription cycle shows GAAP loss, later part of cycle shows GAAP profit – cumulative profit or loss is the same as cash flow

Seasonality: We typically experience our weakest click-through and conversion rates during our fiscal fourth quarter due to the November-December holiday season, and we moderate our advertising expenditures accordingly.

ITEM 2.	PROPERTIES

In aggregate, we employ 108 employees, who operate out of three leased facilities totaling 27,000 square feet in Fort Lauderdale, Florida that are due to expire at various times through 2016. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $60,000.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trades on the Nasdaq Capital Market under the symbol “DIET”. The following table sets forth the high and the low bid quotations for the common stock as quoted on the Nasdaq Capital Market for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	LOW BID	HIGH BID
YEAR ENDED DECEMBER 31, 2006:
Fourth quarter	$2.84	$4.33
Third quarter	$3.01	$5.10
Second quarter	$4.39	$6.48
First quarter	$4.75	$8.60

YEAR ENDED DECEMBER 31, 2005:
Fourth quarter	$3.96	$6.41
Third quarter	$3.35	$5.23
Second quarter	$3.10	$4.25
First quarter	$2.90	$5.40

As of March 20, 2007, there were approximately 114 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the three-year period ended December 31, 2006. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Revenue	$48,814	$52,629	$45,161	$38,332	$29,628
Costs and Expenses:
Cost of revenue	9,622	7,459	6,791	5,108	3,146
Technology and development	3,203	2,373	2,732	1,638	1,525
Sales, marketing and support	30,445	35,035	40,389	28,363	18,014
General and administrative	8,549	5,575	4,831	4,502	4,734
Amortization of intangible assets	760	44	36	517	664
Impairment of intangible assets	—	—	54	183	—

Total costs and expenses	52,579	50,486	54,833	40,311	28,083

(Loss) income from operations	(3,765)	2,143	(9,672)	(1,979)	1,545
Other income (expense), net	184	156	115	13	(172)

(Loss) income before income tax (provision) benefit	(3,581)	2,299	(9,557)	(1,966)	1,373
Income tax (provision) benefit	(66)	(9)	27	258	251

Net (loss) income from continuing operations	(3,647)	2,290	(9,530)	(1,708)	1,624

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Discontinued Operations:
Loss from operations, net of tax	(412)	(954)	(373)	—	—
Loss on disposal, net of tax	(41)	—	—	—	—

Loss from discontinued operations, net of tax	(453)	(954)	(373)	—	—

Net (loss) income	$(4,100)	$1,336	$(9,903)	$(1,708)	$1,624

Per Share Data:
Basic (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.16)	$0.10	$(0.47)	$(0.10)	$0.10
(Loss) from discontinued operations	(0.02)	(0.04)	(0.02)	—	—

Net (loss) income	$(0.18)	$0.06	$(0.49)	$(0.10)	$0.10

Diluted (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.16)	$0.10	$(0.47)	$(0.10)	$0.09
(Loss) from discontinued operations	(0.02)	(0.04)	(0.02)	—	—

Net (loss) income	$(0.18)	$0.06	$(0.49)	$(0.10)	$0.09

Weighted average common and common equivalent shares outstanding:
Basic	23,421	21,524	20,091	16,675	15,730

Diluted	23,421	22,428	20,091	16,675	17,132

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(3,151)	$(245)	$(7,834)	$2,917	$2,670
Investing activities	(10,609)	(718)	2,266	(677)	(647)
Financing activities	11,010	768	8,348	1,679	(1,721)

	DECEMBER 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$27,544	$20,611	$20,140	$14,143	$12,574
Long-term debt (excluding capital lease obligations)	—	—	—	2	504
Stockholders’ equity	16,196	7,625	5,296	5,950	5,286

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Revenue	100%	100%	100%
Cost of revenue	20	14	15
Technology and development	7	5	6
Sales, marketing and support	62	67	89
General and administrative	18	11	11
Amortization of intangible assets	2	*	*
Impairment of intangible assets	—	—	*
Other (expense) income, net	*	*	*
Income tax (provision) benefit	*	*	*
Loss from discontinued operations	(1)	(2)	(1)
Net (loss) income	(8)%	3%	(22)%

*	Less than 1%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Revenue: Total revenue for the year ended December 31, 2006 was $48.8 million, a decrease of 7% versus the $52.6 million recorded for the year ended December 31, 2005.

Subscription or membership revenue was $38.0 million (78% of total revenue) in 2006 and $45.2 million (86% of total revenue) in the prior year period. The decrease in subscription or membership revenue was due to a smaller base of paying members during the year partially offset by higher weekly fees paid by subscribers. The paying member base as of December 31, 2006 was approximately 118,000 compared to 190,000 a year ago with the decline due to lower advertising spending used to acquire members in the current year compared to 2005. As a result of a smaller paying base entering 2007 compared to 2006, the Company expects 2007 subscription revenue to decline from current levels.

All other revenue sources totaled $10.8 million (22% of total revenue) in 2006 and $7.4 million (14% of total revenue) in the prior year. Other revenues for 2006 include:

•	$3.2 million of meal delivery revenue, including shipping revenue (commenced in January 2006)

•	$1.6 million of business-to-business revenue (commenced in May 2006 via the Nutrio acquisition)

•	$3.8 million of revenue from the sale of advertising on our web sites and in our newsletters

•	$1.3 million from all other sources such as commissions and other ecommerce sales

•	$0.9 million in royalty revenue

As the Company’s revenue streams continue to become more diversified it expects non-subscription or other revenues to continue to become a larger share of total revenue.

At December 31, 2006, deferred revenue totaled $4.4 million as compared to $4.8 million as of December 31, 2005. Deferred revenue includes $2.0 million and $2.7 million related to prepayment of services by subscribers as of December 31, 2006 and 2005, respectively, while $2.1 million and $2.1 million as of December 31, 2006 and 2005, respectively, relate to non-refundable royalties received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland.

Cost of Revenue: Cost of revenue consists primarily of product costs, revenue sharing and credit card fees. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of revenue increased to $9.6 million or 20% of revenues for the year ended December 31, 2006 as compared to $7.5 million or 14% of revenues for the prior year. Gross margin as a percent of revenue for 2006 decreased to 80% compared to 86% for 2005. The decrease in gross margin is primarily attributable to the launch of a meal delivery program and related product costs in January 2006. In the future we anticipate our gross margin will decline as meal delivery revenue becomes a larger share of total revenue.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $3.2 million for 2006 as compared to $2.4 million in 2005 with the increase mainly due to additional personnel and related costs, including Nutrio which was acquired in May.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. Expenses were $30.4 million in 2006 compared to $35.0 million in 2005 with the decrease primarily attributable to less spending for advertising media. In total, advertising media expense was $25.1 million for 2006 and $28.1 million for 2005. The Company expects 2007 advertising media expense for its U.S. business-to-consumer segment to decline from current levels.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $8.6 million in 2006 compared to $5.6 million for 2005. The increase was mainly due to:

•	$0.8 million of non-cash charges related to the January 2006 adoption of SFAS 123R,

•	$0.7 million of non-recurring charges related to the severance arrangement with our former Chief Executive Officer,

•	$0.3 million in external costs associated with our Sarbanes-Oxley compliance initiatives including consulting fees and

•	additional personnel and related costs.

Amortization of Intangible Assets: Amortization expense increased to $0.8 million in 2006 compared to $44,000 in 2005. The increase in expense was related to amortization for the intangible assets recorded in the May 2006 acquisition of Nutrio.

Other Income, net: Other income, net, mainly includes interest income and interest expense. We recorded other income, net of $0.2 million in each of the years ended December 31, 2006 and 2005, respectively.

Income Tax (Provision) Benefit: Income tax provision of $(0.1) million for 2006 primarily relates to the operations of eDiets Europe. In the prior year an insignificant provision was required.

Loss from Discontinued Operations: Loss from discontinued operations was $(0.5) million for 2006 compared to $(1.0) million in 2005. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

Net (Loss) Income: As a result of the factors discussed above, we recorded a net loss of $(4.1) million in 2006 compared to net income of $1.3 million for 2005.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Revenue: Our revenue for the year ended December 31, 2005 was $52.6 million as compared to $45.2 million for the year ended December 31, 2004. The 17% increase in revenue was mainly due to increases in subscription revenues and advertising revenues.

Subscription revenue totaled approximately $45.2 million for the year ended December 31, 2005, an increase of 16% over membership revenue of $39.0 million in the prior year. The dollar increase in membership revenue was due to a combination of a higher average paying subscriber base throughout the year combined with higher average weekly fees paid by members. Paying members as of December 31, 2005 were approximately 190,000 compared to 192,000 as of December 31, 2004.

Other revenues, consisting primarily of advertising revenue, commission revenue and e-commerce revenue, totaled approximately $7.4 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, we had deferred revenue of $4.8 million relating to payments for which services had not yet been provided, compared to $5.8 million as of December 31, 2004. Deferred revenue as of December 31, 2005 includes $2.1 million of non-refundable fees received in July 2004 under a 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland. The remaining $2.7 million of deferred revenue as of December 31, 2005 related to subscription fees prepaid by members. This balance fluctuates depending on the amount of prepayment required by us under our various subscription plans.

Cost of Revenue: Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for e-commerce sales. Cost of revenue increased to $7.5 million or 14% of revenues for the year ended December 31, 2005 from $6.8 million or 15% of revenues for the year ended December 31, 2004. The dollar increase of 10% year over year was primarily due to an increase of royalty payments under the exclusive license agreements with third party nutritional and fitness companies due to the higher subscription revenues.

Technology and Development: Technology and development costs consist primarily of salary payments to our development staff and related expenditures for technology and software development. These expenses were $2.4 million and $2.7 million or 5% and 6% of revenues for the years ended December 31, 2005 and 2004, respectively.

Sales, Marketing and Support Expense: Sales and marketing expenses consist primarily of Internet and television advertising expenses and compensation for employees in sales and marketing, editorial and customer services groups. Due to seasonality involved in the diet services business we traditionally experience higher sales and marketing expenses in the first half of the year versus the second half of the year. These expenses decreased to $35.0 million or 67% of revenues for the year ended December 31, 2005 from $40.4 million or 89% of revenues for the year ended December 31, 2004. The dollar decrease in sales and marketing expenses of 13% year over year was mainly due to the elimination of certain unproductive online advertising agreements. Advertising expense totaled $28.1 million in fiscal 2005, a decrease of 13% over advertising expense of $32.3 million in the prior year.

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

General and Administrative Expense: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses increased to $5.6 million or 11% of revenues for the year ended December 31, 2005 from $4.8 million or 11% of revenues for the year ended December 31, 2004. The dollar increase of 15% year over year was primarily due to the result of increases in professional fees and general overhead.

Amortization of Intangible Assets: Amortization expense was $44,000 and $36,000 for the years ended December 31, 2005 and 2004, respectively.

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

Other Income, net: Other income, net which consists of interest income, interest expense and loss on disposal of fixed assets, was $0.2 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively.

Income Tax (Provision) Benefit: An insignificant (provision) benefit was recorded in 2005 and 2004. We expect to be able to offset substantially all taxable income for at least the next fiscal year with available net operating loss carry-forwards from prior years.

Loss from Discontinued Operations: Loss from discontinued operations was $(1.0) million for 2005 compared to $(0.4) million in 2004. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

Net Income (Loss): As a result of the factors discussed above, we recorded net income of $1.3 million for the year ended December 31, 2005 compared to a net loss of $(9.9) million for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: During 2006, we used $(3.2) million of cash in operating activities, including $(0.5) million used in discontinued operations. The remaining negative cash flow related to our net loss from continuing operations of $(3.6) million, adjusted for certain non-cash items of $3.5 million offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(2.6) million.

During 2005, we used $(0.2) million of cash in operating activities, including $(1.0) million used in discontinued operations. The remaining cash flow related to our net income from continuing operations of $2.3 million, adjusted for certain non-cash items of $1.0 million offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(2.6) million.

Cash Flows from Investing Activities: During 2006 we used $(10.6) million of cash in investing activities. The cash usage was primarily due to the acquisition of Nutrio in May 2006 for $(9.0) million, increases in restricted cash of $(0.5) million and purchases of computer equipment, software development costs and leasehold improvements of $(1.1) million.

During 2005 we used $(0.7) million of cash in investing activities related to the purchase of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided $11.0 million of cash in 2006. In 2006 we received $10.0 million of proceeds from the issuance of common stock to Prides Capital and $2.3 million in proceeds from the exercise of stock options. Also in 2006, we paid $1.0 million of common stock issuance costs and $0.3 million of capital lease obligations.

The $0.8 million of cash provided by financing activities in 2005 was attributable to $1.0 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $(0.2) million.

Available Cash: At December 31, 2006, we had $6.0 million of unrestricted cash and cash equivalents compared to $8.6 million of unrestricted cash and cash equivalents at December 31, 2005. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$384	$237	$147	$—
Operating leases	6,813	717	1,636	4,460
Advertising	420	420	—	—

Total contractual cash obligations	$7,617	$1,374	$1,783	$4,460

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

Business to business revenue relates to the Nutrio subsidiary. Nutrio generates three types of business to business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Development revenue relates to the planning, design and development of websites for its customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

GOODWILL AND INTANGIBLE ASSETS:

SFAS 142 describes the reporting unit as an “operating segment” as that term is used in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We operate in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. We have three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. We evaluate goodwill along these segment lines which represent our reporting units.

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

At December 31, 2006 we had $13.6 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.6 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe with the remaining $5.2 million of goodwill related to the U.S. business-to-consumer reporting unit.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

Prior to December 31, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 for stock option grants that had an exercise price equal to or lower than the market value of the underlying common stock on the date of grant.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2006, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered in evaluating our condition and prospects. These factors may have a significant impact on our future operating results.

We depend on several Internet sites to attract users to our website, and our business could suffer if our advertising is discontinued on these sites.

A significant portion of our online traffic has come, and we believe will continue to come, from agreements with Internet sites that expire at various times in 2007 and beyond. Advertising rates on these sites have accelerated markedly in recent years. This acceleration has presented a challenge for us to obtain customers through these sites on a profitable basis. Moreover, we expect our current agreements with these sites to be renewed at terms and conditions at least as costly as those that are expiring. If our advertising is discontinued for any reason on the sites on which we currently advertise, our business could suffer.

As the largest stockholder, Prides Capital has significant influence over our company.

Prides Capital will own approximately 43% of our outstanding voting common stock in the event all warrants are exercised. Therefore, as a practical matter, Prides Capital will have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions. Additionally, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it. The Company Purchase Agreement also affords Prides Capital certain participation rights and anti-dilution protections which could make it more difficult for us to obtain additional financing or to effect a merger or other business combination transaction. In addition, under the terms of the Company Purchase Agreement, as long as Prides Capital owns at least 5% of our outstanding common stock, the following require the approval of a majority vote of our board of directors, which majority must include at least one Prides Capital director:

•

authorize, create, designate, establish or issue any other class or series of capital stock ranking senior to our capital stock as to dividends or upon liquidation, or reclassification of any shares of our capital stock into shares having any preference or priority as to dividends or upon liquidation superior to any such preference or priority of our common stock;

•	adopt a plan for the liquidation, dissolution or winding up of the affairs of our company or any recapitalization plans;

•	amend, alter or repeal, whether by merger, consolidation or otherwise our Certificate of Incorporation;

•	alter or change the rights, preferences or privileges of our common stock or the warrants issued to Prides Capital; or

•

directly or indirectly, declare or pay any dividend (other than dividends payable in shares of our common stock) or directly or indirectly purchase, redeem, purchase or otherwise acquire any share of our common stock (except for shares of our common stock repurchased from current or former employees, consultants, or directors upon termination of service in accordance with plans approved by our board of directors (whether in cash, securities or property or in our obligations).

We rely on qualified, key executive management personnel.

The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel, particularly in the marketing, administrative and financial areas. Competition for qualified personnel in the Internet industry is intense. If we are unable to attract and retain additional qualified personnel, our business could suffer.

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

Although we have continued to grow our revenues, a failure to manage our growth effectively could adversely affect our ability to attract and retain our members and advertising partners. We have increased the scope of our operations, including our technology, sales, administrative and marketing organizations. These factors have placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

We face significant competition.

In addition to Weight Watchers® International, Inc., Waterfront Media, Inc. and NutriSystem, Inc. we currently compete with several Internet sites which provide diet and nutrition information, including WeightWatchers.com. We know of several other online competitors aggressively marketing online programs which may be somewhat similar to ours, including some that are offered at no charge to the customer.

Increased competition and a proliferation of free online diet plans could result in reductions in the prices we receive for our programs, lower margins, loss of customers and reduced visitor traffic to our Web site.

Several of our existing competitors and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources and may be able to devote greater resources for the development and promotion of their services and products. These competitors may also engage in more extensive marketing and advertising efforts, adopt more aggressive pricing policies and make more attractive offers to advertisers and alliance partners. Accordingly, we may not be able to compete successfully.

Because of volatility in the advertising markets which we target, we may not be able to effectively attract and retain members.

We are currently dependent in large part on the online advertising market to attract and retain members to our subscription products, which account for approximately 78% of our total revenue. We expect the online advertising market to continue to be subject to higher costs, thereby significantly impacting our costs to acquire and retain members. Although we are currently developing alternative channels of customer acquisition, including television, print and radio advertising, there can be no assurance that these measures will as effectively attract and retain members as have our online advertising programs in the past.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent and these laws and regulations could significantly increase the costs we incur in using the Internet to conduct our business. The United States Congress has recently enacted Internet legislation regarding children’s privacy, commercial email, copyright and taxation. The European Union has recently adopted a directive addressing data privacy that may result in limits on the collection and use of member information. A number of other laws and regulations, including those at the state or local level, may be adopted that regulate the use of the Internet. These may include laws addressing user privacy, pricing, acceptable content, taxation, use of the telecommunications infrastructure, commercial email and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. As a result of these uncertainties, we may incur unanticipated, significant costs and expenses that could impact our financial results and condition.

The price of our common stock is likely to be volatile.

Our stock has closed at prices ranging from a high of $9.00 on February 13, 2004, to a low of $0.90 on May 6, 2003. If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past, and could in the future, be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding at prices ranging from $ .01 to $7.60 per share. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

We do not expect to pay dividends.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the business. Therefore, you may not receive any return on an investment in our common stock in the form of dividends.

We have authorized but unissued preferred stock, which could affect rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be issued as a method of discouraging a takeover attempt. Although we do not intend to issue any preferred stock at this time, we may do so in the future.

We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

We completed the Nutrio acquisition on May 18, 2006 and may continue to pursue expansion of our operations or market presence by entering into additional business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

•	difficulty assimilating the operations, technology and personnel of the combined companies;

•	disruption of our ongoing business;

•	problems retaining key technical and managerial personnel;

•	expenses associated with amortization of purchased intangible assets;

•	additional operating losses and expenses of acquired businesses;

•	responsibility for liabilities of acquired businesses; and

•	impairment of relationships with existing employees, customers and business partners.

The Nutrio acquisition includes all of the risks outlined above and may lead to a reduction of operating income if we are not able to successfully integrate the customers, employees and products into our offerings.

We will need to keep pace with rapid technological change in the e-commerce and Internet subscription diet and wellness plan industries.

In order to remain competitive, we will be continually required to enhance and to improve the functionality and features of our subscription products and web site, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. We may face material delays in introducing new services, products, and enhancements. If such delays occur, our users may forego use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at December 31, 2006.

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

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-26 of this report.

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

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives. The Certifying Officers have evaluated our controls and procedures and have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures effectively provide a reasonable level of assurance of reaching the desired control objectives.

ITEM 9B.	OTHER INFORMATION

The Board of Directors changed the date for the 2007 annual meeting of the stockholders of the Company (the “2007 Annual Meeting”) to August 21, 2007, pursuant to a Unanimous Written Consent dated as of March 14, 2007 (the “Board Consent”). The 2007 Annual Meeting will be held at 10:00 AM at the executive offices of the Company, which are located at 1000 Corporate Drive, Suite 600, Fort Lauderdale, FL 33334, subject to adjournment as provided in the By-laws of the Company, or at such other location as may be specified in the Proxy Statement for the 2007 Annual Meeting. This represents a change in the Company’s recent past practice of holding its annual stockholder meetings in May. This change will permit the Company to comply in 2007 with new SEC rules permitting companies to solicit proxies for annual meetings by posting proxy materials on an internet website. The Board of Directors also designated June 25, 2007, as the record date to determine the stockholders of the Company entitled to notice of and to vote at the 2007 Annual Meeting pursuant to the Board Consent. The Board of Directors additionally designated April 15, 2007, as the date by which any stockholder who wishes to present any business, nominee or proposal for action at the 2007 Annual Meeting must give notice to the Company. This date was changed to coordinate with the new date for the 2007 Annual Meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 20, 2007, our directors and executive officers were as follows:

NAME	AGE	POSITION
Stephen J. Rattner	49	President
Robert T. Hamilton	43	Chief Financial Officer and Treasurer
James A. Epstein	41	General Counsel and Secretary
Alison C. Tanner	44	Senior Vice President of Corporate Development
Kevin A. Richardson II	38	Chairman of the Board and Director
Stephen L. Cootey	38	Director
Lee S. Isgur	69	Director
Pedro N. Ortega-Dardet	43	Director
Robert L. Doretti	64	Director
Ronald Luks	55	Director
Andrea M. Weiss	51	Director

STEPHEN J. RATTNER was named President of eDiets in October 2006. He joined the Company in May 2006, following the acquisition of Nutrio.com, of which he was President, Chief Executive Officer, and co-Founder. Prior to co-founding Nutrio, Mr. Rattner was co-Founder, President and Chief Operating Officer of HotOffice Technologies. Mr. Rattner was also a name partner in the public accounting firm of Levi, Rattner, Cahlin & Co. (“Levi, Rattner”). During his tenure at Levi, Rattner, he practiced primarily corporate transactional and taxation work, having counseled numerous clients in large corporate financial transactions. His experience also includes significant involvement in mergers and acquisitions. Prior to co-founding Levi, Rattner, Mr. Rattner was employed by KPMG. He received his Bachelor of Science degree in Business Administration from the University of Florida and is a Certified Public Accountant.

ROBERT T. HAMILTON has served as Chief Financial Officer and Treasurer since November 1999. From July 1995 to November 1999, Mr. Hamilton was Manager, Financial Reporting for Equinox Systems, Inc., a public company engaged in the design and development of serial input/output communication devices. Prior to July 1995, Mr. Hamilton was an audit manager at Arthur Andersen LLP. Mr. Hamilton is also a certified public accountant. From March 2006 to October 2006, Mr. Hamilton served as interim Chief Executive Officer.

JAMES A. EPSTEIN has served as General Counsel and Secretary since April 2004. Prior to joining the Company, Mr. Epstein was General Counsel/Secretary at 21st Century Holding Company from 2000 to 2004, where he oversaw securities matters, regulatory compliance, corporate governance and contracts. From 1999 to 2000, Mr. Epstein was General Counsel for Internet solutions provider 186K.Net, where he drafted commercial contracts and oversaw contractual and licensing relationships with strategic partners such as AT&T, Sprint and Microsoft. As an associate at law firms Conrad & Scherer and Hinshaw & Culbertson, he specialized in the insurance and health care fields, where his clients included major insurers, Lloyds of London, public hospital districts and private health care companies such as HCA and Humana.

ALISON C. TANNER served as Chief Strategy Officer since May 2002 and Senior Vice President of Corporate Development since January 2007. Prior to joining the Company, Ms. Tanner was Director of Investor Relations and Financial Media Relations at Sensormatic Electronics, a NYSE-listed global supplier of electronic security and surveillance products, from 1996 to 2000. Ms. Tanner also served as Senior Director of E-Business. Sensormatic was subsequently sold to Tyco International LTD. Before her work at Sensormatic, Ms. Tanner was Vice President, Director of Private Placements for

Granite Capital, LP, a New York based equity-oriented limited partnership, from 1993 to 1996. Prior to Granite Capital Ms. Tanner worked from 1986 to 1993 at Fred Alger Management, Incorporated, a pension and mutual fund management firm, for one year as a Chartered Financial Analyst and subsequently as an Equity Portfolio Manager. Ms. Tanner spent 1985 to 1986 at Salomon Brothers, Incorporated, a leading investment bank, as a Mortgage-backed Security Analyst in New York, New York, and in 1983 to 1984 as a Registered Representative at Dean Witter Reynolds, Incorporated. From March 2006 to October 2006 Ms. Tanner served as interim Chief Operating Officer.

KEVIN A. RICHARDSON II has served as Chairman of the Board and a member of our board of directors since August 2006. Mr. Richardson founded Prides Capital LLC and Prides Capital Partners LLC in January 2004. Prior to that, Mr. Richardson had been a partner at Blum Capital Partners since April of 1999. Blum Capital Partners is a $2.5 billion investment firm, which pioneered the investment style of “strategic block investing”. Between May 1999 and September 2003, Mr. Richardson was the lead public partner on 18 investments. Prior to joining Blum Capital, Mr. Richardson was an analyst at Tudor Investment Corporation, an investment management firm that currently manages approximately $8.8 billion across several hedge funds and private equity funds. Previously, Mr. Richardson spent four years at Fidelity Management and Research where he was the assistant portfolio manager of the Fidelity Contra Fund, a registered investment company. Mr. Richardson also managed the following additional registered investment companies, Fidelity Airline Fund, the Fidelity Aerospace and Defense Fund, and performed research and analysis in a variety of industry sectors (computer services, business services, media, financial services, and healthcare information technology). Previously, Mr. Richardson worked at Kidder, Peabody & Co.

STEPHEN L. COOTEY has served as a member of our board of directors since May 2006. Mr. Cootey is member of the Prides Capital LLC investment team. Prior to joining Prides Capital, he was a vice president at Credit Suisse First Boston from 2001 to2004, where he participated in over 25 transactions, raising over $18 billion in capital through the equity and debt markets. His responsibilities included credit analysis, structuring, due diligence, negotiation and the execution of equity, debt and M&A transactions. Prior to joining CSFB, Mr. Cootey was an associate at Goldman Sachs and Accenture specializing in strategy and technical implementation of asset management software applications for high net worth clients. In addition, Mr. Cootey founded and ran his own consulting firm, from 1997 to 1998.

LEE S. ISGUR has served as a member of our board of directors since December 1999. Mr. Isgur has served as Principal and Chief Financial Officer of Marché restaurant (Menlo Park, California) since 2001. Mr. Isgur has been the Managing Partner of Corporate Counselors, a research and investment banking consulting firm since 1997. From 1994 to 1997, Mr. Isgur was Managing Director of Jeffries & Company, an investment-banking firm. Mr. Isgur has served on the board of Station Casinos, Inc. (NYSE) since 2003. He is a member of Station’s audit and corporate governance committees.

PEDRO N. ORTEGA-DARDET has served as a member of our board of directors since July 2002. Mr. Ortega-Dardet has served as President of Skinmatics, Inc., which designs, manufactures and markets premium skin-care products under the name Wilma Schumann Skin Care, since 1997. Mr. Ortega-Dardet also serves as Director of the Esthetics Manufacturer and Distributors Alliance and serves as the Editor of Skin and Body News, an industry newsletter. Mr. Ortega-Dardet holds a B.S. degree in Industrial Engineering and Operations Research from Syracuse University and an M.B.A. with a concentration in Finance and a minor in Marketing from the University of Miami.

ROBERT L. DORETTI has served as a member of our board of directors since July 2004. Mr. Doretti had served as Chairman, Chief Executive Officer and President of ON Technology Corporation, a provider of software infrastructure solutions to Fortune 500 enterprises, from 2000 through its acquisition by Symantec Corporation in February 2004. From 1995 through its acquisition by Oracle Corporation in 1999, Mr. Doretti was President and Chief Executive Officer of Thinking Machines Corporation, a professional services and software provider of data mining and customer relationship management (CRM) solutions. Mr. Doretti spent over 19 years at Wang Laboratories, Inc., including the last 7 years as Senior Vice President of US Operations, where he was instrumental in growing that business to $1.8 billion in revenue.

RONALD LUKS has served as a member of our board of directors since July 2004. Mr. Luks has served as President of Egret Associates, Inc. since 1988 and is a founding principal in Fun Online Corp. Both firms provide content creation and licensing services, online community management and real time publication services to the major commercial online services including CompuServe, Netscape.com, AOL and the Microsoft Network. Mr. Luks has been an industry consultant to such firms as Nintendo of America, Rolling Stone Interactive, Activision, and Sega of America. Mr. Luks was formerly a partner in the Wall Street firm of Ernst & Co., and a member of the American Stock Exchange and other national stock and commodity exchanges. He currently maintains his securities registration with Liberty Pacific Securities, LLC, a Seattle-based investment banking firm.

ANDREA M. WEISS has served as a member of our board of directors since July 2004. Ms. Weiss has owned and operated Retail Consulting, Inc., a retail consulting business, since August 2002. Ms. Weiss was President of dELiA*s Corp., a multi-channel retailer to teenage girls and young women, from April 2001 to August 2002. From May 1998 to February 2001, Ms. Weiss served as Executive Vice President and Chief Stores Officer of The Limited, Inc., where she was responsible for developing and directing retail operations and sales strategy for more than 5000 retail stores. She served as President of Retail of Guess, Inc. from February 1996 to April 1998, where she oversaw all aspects of the retail division, including merchandising, retail and factory store operations, real estate and marketing. From May 1992 to February 1996, Ms. Weiss was Senior Vice President and Director of Stores at Ann Taylor Stores, Inc., where she was responsible for store operations during the Company’s expansion to over 350 stores. From April 1990 to May 1992, Ms. Weiss served as Director of Merchandise Operations at the Walt Disney Company. Ms. Weiss serves on the Board of Trustees of Hampton University, Hampton, Virginia. Ms. Weiss is a director of CBRL Group, Inc., a holding company engaged in the operation and development of restaurant and retail concepts and, since 2003, has been a director of Tabi International Ltd., a Canadian retailer of women’s clothing and accessories. Ms. Weiss has also been a director of GSI Commerce, Inc. since June 2006.

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of the Company, which met four times in 2006, has formed the following standing committees.

1.	The Audit Committee consists of Mr. Isgur, Mr. Ortega-Dardet and Mr. Doretti, and its function is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the charter is available on the Company’s website at www.ediets.com. The Board has determined each individual to be “financially sophisticated” and that Mr. Isgur is an “audit committee financial expert” as those terms are defined by the Nasdaq Corporate Governance Rules and the rules of the Securities and Exchange Commission. The Audit Committee met eight times in 2006. Mr. Isgur is the chairperson of the Audit Committee.

2.	In February 2006, the Board of Directors split the Governance Committee into separate Governance, Nominating and Compensation Committees. The Governance and Nomination Committees are composed of Mr. Doretti (Chair), Mr. Isgur, Mr. Luks, Mr. Ortega-Dardet, and Ms. Weiss. The Compensation Committee is composed of Ms. Weiss (Chair), Mr. Isgur, Mr. Luks and Mr. Cootey. The Board of Directors has adopted written charters for these committees. Copies of these charters are available on the Company’s website at www.ediets.com. Their functions are to assist the Board of Directors in determining and overseeing the compensation practices of the company, issues relating to the composition and operation of the Board of Directors and its committees, and the development of good corporate governance practices. These functions were formerly combined in the Governance Committee which consisted of Mr. Doretti, Mr. Isgur (Chair), Mr. Luks, Mr. Ortega-Dardet, and Ms. Weiss. The Governance Committee met two times in 2006 and consulted informally on numerous occasions in its nominating, governance and compensatory capacities. The Compensation Committee met eight times in 2006.

During 2006, each director attended at least 75% of the aggregate of (i) all meetings of the Board of Directors held during the period for which he or she has been a director and (ii) all meetings of each committee of the Board held during the periods that he or she served as a member of such committee.

The Board has determined that Mr. Doretti, Mr. Isgur, Mr. Luks, Mr. Ortega-Dardet, and Ms. Weiss are independent directors, as defined under the Nasdaq Marketplace Rules. Furthermore, all of the Audit Committee members are independent, as independence for audit committee members is defined under the Nasdaq Marketplace Rules and SEC regulations. All of the Governance Committee members are independent, as independence for compensation, nominating and governance committees is defined under the Nasdaq Marketplace Rules.

There are no family relationships among any of the directors or executive officers of the Company.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by the independent accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, that are approved by the Audit Committee prior to the completion of the audit.

The Audit Committee has adopted guidelines regarding the engagement of the independent auditor. For audit services (including statutory audit engagements as required under state laws), the independent auditor will provide the Audit Committee with an engagement letter no later than 6 weeks prior to the end of the fourth quarter of each year outlining the scope of the audit services proposed to be performed during the next fiscal year. If agreed to by the Audit Committee, this engagement letter will be formally accepted by the Audit Committee at the later of either its 4th Quarter Audit Committee meeting or four weeks before the end of the 4th Quarter. The independent auditor will submit to the Audit Committee for approval an audit services fee proposal after acceptance of the engagement letter.

For non-audit services, Company management will submit to the Audit Committee for approval (during June or September of each fiscal year) the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Audit Committee will approve both the list of permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chair the authority to amend or modify the list of approved permissible non-audit services and fees. The Chair will report action taken to the Audit Committee at the next committee meeting.

The independent auditor must ensure that all audit and non-audit services have been approved by the Audit Committee. The Chief Financial Officer is responsible for tracking all independent auditor fees against the budget for such services and to report at least annually to the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities (“reporting persons”) to file certain reports of ownership and changes in their ownership of the Company’s equity securities with the SEC.

As of the date of this report, based on our review of the copies of the forms we received, we believe that all directors, officers and beneficial holders of more than 10% of our equity securities timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2006.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that comprises a code of ethics, as defined by the federal securities laws. The Code of Business Conduct and Ethics applies to all directors, officers and employees of the Company and is posted at www.ediets.com under the caption “Investor Relations.” We intend to make all required disclosures concerning amendments to, or waivers from, this code on our website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s Compensation Committee (the “Committee”) oversees the compensation programs of the Company, with particular attention to the compensation of the chief executive officer, other executive officers, and directors. The Committee reviews and recommends to the Board of Directors changes to the Company’s compensation policies and benefits programs, administers the Company’s stock plans, including recommending approval of stock option grants to executive officers and other stock option grants, and otherwise ensures that the Company’s compensation philosophy is consistent with the best interests of the Company and is properly implemented.

The Company’s compensation philosophy and objectives are to (1) provide a competitive total compensation package that enables the Company to attract and retain key executive and employee talent needed to accomplish the Company’s revenue, profit, and/or strategic performance goals as established from time to time by the Board, and (2) link compensation to improvements in the Company’s financial and operational performance. Total compensation is therefore comprised of a base salary plus both cash and non-cash incentive compensation, and is based on the Company’s financial performance and other factors.

In 2007, the Company expects at least some key employees and all named executive officers will be partially compensated by a performance based bonus program. The bonus may take the form of cash, equity or some combination of the two and will be based on employee and Company performance.

The Committee reviews each named executive officer’s base salary annually. In determining appropriate base salary levels, consideration is given to the Company’s performance, the officer’s impact on the Company’s operations or performance, scope of responsibility, prior experience, past accomplishments and data on prevailing compensation levels in relevant executive labor markets similar to the Company’s in terms of geography, products, size and scope. In 2006, because of the transition in corporate structure and at the CEO level, the Committee increased the base salaries of the other named executive officers as a means of encouraging their retention during a key transitional period for the Company.

The principal executive officer participates in the same programs and receives compensation based on the same factors as the other named executive officers. In addition, when making decisions regarding the principal executive officer’s compensation, the Committee considers his status as the Company’s most senior officer and the important role he has in achieving overall corporate goals. The principal executive officer’s overall compensation therefore reflects this greater degree of policy and decision-making authority, and the higher level of responsibility with respect to the strategic direction and financial and operational results of the Company.

The Committee emphasizes equity compensation as a method to provide officers and other employees with a strong economic interest in maximizing shareholder return over the longer term. The Company believes that the practice of granting equity compensation is important in retaining and recruiting the key talent necessary at all employee levels to ensure the Company’s continued success.

The Committee continually reviews the potential impact of new accounting regulations in order to assess whether, on balance, any new regulations will outweigh the positive impact of certain features of the current compensation program. When warranted, the Committee may deemphasize some features of the current program in favor of other forms of compensation.

For much of 2006 the Company did not have a permanent principal executive officer. The Company plans to establish a new compensation program for its recently appointed President who is acting in the role of principal executive officer, other named executive officers and other key employees in 2007. The Company intends that the new compensation program will further align participants’ compensation levels with improvements in the Company’s financial and operational performance and any resultant increase in shareholder value.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	Base salary;

•	Employee equity plans ;

•	Severance, change of control and other termination related programs;

•	401(k) Plan and other benefits.

Base Salary

Base salaries of named executive officers are determined by the Committee. Base salaries are determined by giving consideration to the Company’s performance, the officer’s impact level, scope of responsibility, prior experience, past accomplishments and data on prevailing compensation levels in relevant executive labor markets of publicly traded e-commerce and/or weight loss service provider companies of similar size and market presence. Base salaries are reviewed annually.

Bonus

The Company did not pay bonuses to the named executive officers in 2006. The Company plans to implement a bonus program in 2007 which will align a significant portion of the named executive officers’ compensation levels to the financial and operating performance of the Company.

Employee Equity Plans

The Company has two employee equity plans: the 1999 Stock Option Plan and the 2004 Equity Incentive Plan. Under the 1999 Stock Option Plan options grants vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and have terms of five or ten years. The 2004 Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock-options, stock appreciation rights, restricted stock, deferred stock and unrestricted stock. The maximum benefit that would be paid to any person under this plan in any calendar year is 450,000 shares. Grants are determined by giving consideration to the Company’s performance, the officer’s impact level, scope of responsibility and the extent to which such grants will encourage retention of the named executive officer.

Severance, change of control and other termination related programs

The Company entered into employment agreements with each of its named executive officers. Such employment agreements provide for an 18 or 24 month term and renewal by mutual agreement unless sooner terminated for cause (willful breach or habitual neglect of job duties and responsibilities; conviction of any felony, excluding minor traffic offenses; commission of an act of fraud, embezzlement or material misappropriation or dishonesty against the Company; or commission of a serious violation of any of the Company’s personnel policies, including but not limited to violations of policies against any form of harassment), death, or a change in control ((i) any consolidation or merger of the Company in which it is not the continuing or surviving corporation or pursuant to which shares of the Company’s Common Stock would be converted into cash, securities or other property, other than a merger of in which the holders of Common Stock immediately prior to the merger continue to control the surviving corporation immediately after the merger and other than a merger with an affiliate of the Company, or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company or (3) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 80% or more of the combined voting power of the Company’s outstanding voting securities). These agreements provide for a severance allowance of an amount equal to six months’ base salary, plus one month for each year of service at the then-effective rate, plus all accrued but unpaid allowances, expense reimbursements, bonuses, and commissions. The Company will also reimburse for expenses relating to the extension of health benefits under COBRA for a period of six months after termination. Additionally, any unvested shares under the Company’s Employee Equity Plans (and any other Stock Options granted under the Plan) will vest immediately and will be exercisable for 60 days following the date of termination upon change of control or for 12 months following the date of termination by the Company without cause or by the individual for good reason. The objective of these employment agreements is to encourage the retention of the named executive officer in a competitive labor market.

401(k) Plan and other benefits

The Company provides various benefits and compensation related programs to executives and other salaried employees which allow it to provide a full and comprehensive compensation package to said employees. The elements of the Company’s compensation program not otherwise discussed above are:

a)	A 401(k) Plan wherein the Company matches 25% of employee contributions. The Company’s matching contribution vests based on the employee’s years of continuous service over a period of five years;

b)	Medical and dental insurance for which the Company pays a maximum of 80% of the premiums for ;

c)	Life and accidental death and dismemberment (AD&D) insurance coverage of one time the employee’s base salary (with a maximum of $150,000) paid for by the Company; and

d)	Long Term Disability and Short Term Disability insurance, again paid for by the Company.

COMPENSATION COMMITTEE REPORT

The Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (“CDA”) with the Company’s management. Based on the review and discussions, the Committee recommended to the Company’s Board of Directors that the CDA be included in this annual report on Form 10-K.

/s/ Andrea M. Weiss (Chair)
/s/ Lee S. Isgur
/s/ Ronald Luks
/s/ Stephen Cootey

March 29, 2007

Summary Compensation Table

The following table summarizes all compensation we paid to our Chief Executive Officer, and each other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2006.

FISCAL YEAR 2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)		Total ($)
Stephen J. Rattner President (1)	2006	$140,400	$—	$—	$—	$—		$140,400
Robert T. Hamilton Chief Financial Officer	2006	$221,156	$—	$233,539	$—	$3,750	(3)	$458,445
James A. Epstein General Counsel	2006	$221,283	$—	$77,846	$—	$130	(3)	$299,259
Alison C. Tanner Senior Vice President of Corporate Development	2006	$223,051	$—	$155,693	$—	$3,750	(3)	$382,494

Terminated in 2006
David R. Humble Former Chief Executive Officer (4)	2006	$153,846	$—	$—	$—	$—		$153,846
Ciaran G. McCourt Former Chief Executive Officer (5)	2006	$77,206	$—	$—	$—	$239,786		$316,992

(1)	Mr. Rattner joined us in May 2006 following the acquisition of Nutrio. He became President in October 2006.
(2)	Amounts represent the aggregate grant date of June 13, 2006 fair value computed in accordance with FAS 123R for the restricted stock issued to each executive officer. Assumptions used in the calculation of these amounts are included in footnote 9 of our financial statements.
(3)	Amounts represent 401(k) contributions made by us on their behalf.
(4)	Mr. Humble’s employment terminated on August 1, 2006.
(5)	Mr. McCourt’s employment terminated on March 30, 2006. On April 13, 2006, the Company entered into a Separation and Release Agreement (the “Agreement”) with Mr. McCourt under which Mr. McCourt was to receive severance in the amount of $450,000 to be paid in 39 equal bi-weekly installments, a $25,000 lump sum payment for transitional expenses, and the vesting of all options with 90 days from the effective date of the Agreement. As of December 31, 2006 the Company has paid a total of $239,786 pursuant the Agreement and has recorded a liability for the remaining $235,214 to be paid out throughout 2007.

Grants of Plan-Based Awards Table

The following table sets forth each grant of an award made to (1) our Chief Executive Officer, (2) our Chief Financial Officer and (3) our other most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006 under our incentive plans.

Name	Grant Date	All Other Stock Awards: Number of Shares Of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($ / Sh)
Robert T. Hamilton	6/13/06	60,000	$269,400
James A. Epstein	6/13/06	20,000	$89,800
Alison C. Tanner	6/13/06	40,000	$179,600

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards outstanding on December 21, 2006 for each of our Named Executive Officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Name	Exercisable	Unexercisable
Robert T. Hamilton	30,000	—	$2.86	09/04/2008	—	—
	7,499	7,501	$3.05	03/03/2015	—	—
	2,679	5,360	$4.79	08/01/2010	—	—
	—	—	—	—	60,000	$231,600
James A. Epstein	24,999	5,001	$3.90	04/26/2014	—	—
	4,999	5,001	$3.05	03/03/2015	—	—
	2,339	4,680	$4.79	08/01/2010	—	—
	—	—	—	—	20,000	$77,200
Alison C. Tanner	25,000	—	$1.80	05/10/2007	—	—
	—	10,000	$2.86	09/04/2008	—	—
	8,333	1,667	$7.24	02/09/2009	—	—
	7,499	7,501	$3.05	03/03/2015	—	—
	2,679	5,360	$4.79	08/01/2010	—	—
	—	—	—	—	40,000	$154,400

(1)	Value is based on the fair market value of the stock at December 29, 2006, the last trading day of the fiscal year ($3.88 per share), multiplied by the number of shares that have not vested. Fair market value is calculated as the mean average of the “high” and the “low” prices on such date.

Option Exercises and Stock Vested Table

The following table shows the number of shares of common stock acquired during 2006 upon exercise of options by our Named Executive Officers.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Robert T. Hamilton	63,000	$163,935

Terminated in 2006
David R. Humble	250,000	$198,370
Ciaran G. McCourt	200,000	$164,288

(1)	Value is based on the difference between the fair market value on the date of exercise and the exercise price of the options. Fair market value is calculated as the mean average of the “high” and the “low” prices on such date.

Compensation of Directors

Under the Company’s compensation policy for non-employee directors, upon initial appointment, non-employee directors are granted the option to purchase 25,000 shares of Common Stock. These options vest in four increments over a two-year period. Options are granted for an additional 12,500 shares on January 1 of each succeeding year of board service. These options vest in two increments over a one-year period. Options are also granted for an additional 12,500 shares per year for each year of service on the Audit Committee, the Governance Committee and the Compensation Committee. These options vest in two increments over a one-year period. The exercise price for all options is equal to the market price of the Common Stock on the date of grant. Non-employee directors also receive an annual retainer in the amount of $10,000 which they may choose to take in the form of cash or stock. They are compensated in the amount of $500 for each face-to-face meeting of the Board or a committee thereof and for every five telephone meetings of the Board or a committee thereof. Non-employee directors are reimbursed for expenses incurred in attending Board and committee meetings, including those for travel, food and lodging.

Director Compensation Table

The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)
Kevin A. Richardson II (1)	$1,200	$5,000	$27,166	$33,366
Stephen L. Cootey (1)	$4,000	$7,500	$42,416	$53,916
Lee S. Isgur	$10,000	$10,000	$126,618	$146,618
Pedro N. Ortega-Dardet	$18,300	—	$109,430	$127,730
Robert L. Doretti	$19,800	—	$109,430	$129,230
Ronald Luks	$8,400	$10,000	$109,430	$127,830
Andrea M. Weiss	$7,600	$10,000	$109,430	$127,030

(1)	Kevin A. Richardson II and Stephen L. Cootey’s compensation is paid to Prides Capital Partners, LLC. Mr. Richardson II and Mr. Cootey joined the board on August 1, 2006 and May 19, 2006, respectively.
(2)	Amounts represent the aggregate grant date fair value computed in accordance with FAS 123R for the non-qualified stock options issued to each director. Assumptions used in the calculation of these amounts are included in footnote 9 of our financial statements.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee of the Board of Directors consists of Andrea Weiss (Chair), Lee Isgur, Ronald Luks and Stephen Cootey. No person serving on the Compensation Committees at any time has been an officer or employee of the Company or any of its subsidiaries.

Employment Agreements

In November 1999, the Company entered into a three-year employment agreement with Mr. Humble that automatically renewed each year thereafter. Mr. Humble received a base salary of $250,000 per year, which was increased from $150,000 in December 2000. He was also entitled to receive a bonus to be determined by the Board of Directors, based on the Company’s income before taxes. The employment agreement contained a non-competition provision for the term of employment and two years thereafter and a non-disclosure provision. In the event of a change of control and the termination of his employment, the Company was to pay Mr. Humble within thirty (30) days after such termination, a lump sum payment in cash in an amount equal to the balance of his base salary for the remaining term of the employment agreement. A change of control was defined to have occurred if (i) any “person” or “group of persons” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)), becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the 1934 Act), directly or indirectly, of securities of the Company representing more than thirty-five percent (35%) of the Company’s then outstanding securities having the right to vote on the election of directors or (ii) if directors constituting a majority of the Board of Directors are elected to the Board of Directors without the recommendation or approval of the incumbent Board of Directors. The employment agreement was terminated on August 1, 2006.

In February 2005, the Company entered into an employment agreement with Mr. McCourt. Under the terms of his employment agreement, Mr. McCourt is entitled to an annual base salary of $225,000. In addition, the Company granted Mr. McCourt options to purchase 150,000 shares of the Company’s common stock. The options vest in increments of 50,000, over three years, on the annual anniversary of the employment agreement. The options have an exercise price of $4.28. The employment agreement provides for a three year term and renewal by mutual agreement unless sooner terminated for cause, death, or a change in control. The employment agreement includes certain non-competition and confidentiality provisions. The employment agreement was terminated on March 30, 2006.

On May 18, 2006, the Company entered into a two-year employment agreement (“Employment Agreement”) with Stephen Rattner. Under the terms the Employment Agreement, Mr. Rattner is entitled to an annual base salary of $240,000, and a discretionary bonus and equity compensation, each comparable to that which is provided to similarly situated executive officers of the Company during the term of the Employment Agreement. The Company may terminate the Employment Agreement “for cause,” as defined therein, or without cause upon 30 days’ notice. Mr. Rattner may terminate the Employment Agreement for “good reason,” as defined therein, or without good reason upon 30 days’ notice. Upon termination by the Company without cause or by Mr. Rattner for good reason, the Company will be obligated to pay Mr. Rattner a severance allowance of an amount equal to six months’ of Mr. Rattner’s base salary, plus one month for each year of service to the Company, at Mr. Rattner’s then current base salary, plus all accrued but unpaid allowances, expense reimbursements, bonuses, and commissions. Upon termination by the Company due to a “change of control,” as defined in the Employment Agreement, the Company will pay Mr. Rattner a severance allowance of an amount equal to 12 months’ of Mr. Rattner’s then current base salary. If the Employment Agreement is terminated by the Company without cause, by Mr. Rattner for good reason or upon change of control prior to the end of the first Measurement Year (as defined in the Merger Agreement), the EBITDA targets for the first and second Measurement Years in the Earn Out (as defined in the Merger Agreement) plan set forth in Exhibit F-1 to the Merger Agreement will be deemed to have been met completely and the Earn Out Payments (as defined in the Merger Agreement) in respect of such Measurement Years will be made pursuant to the schedule set forth therein. If such termination occurs after the first Measurement Year but prior to the end of the second Measurement Year, the EBITDA targets for the second Measurement Year in the Earn Out plan set forth in Exhibit F-1 to the Merger Agreement will be deemed to have been met completely and the Earn Out Payment in respect of such Measurement Year will be made pursuant to the schedule set forth therein. The Employment Agreement includes certain non-competition and confidentiality provisions.

On April 26, 2005 the Company entered an employment agreement with Mr. Hamilton. Under the terms of the agreement, Mr. Hamilton is entitled to an annual base salary of not less than $189,000. The employment agreement provides for an eighteen month term and renewal by mutual agreement unless sooner terminated for cause, death, or a change in control. The employment agreement includes certain non-competition and confidentiality provisions. In September 2006, Mr. Hamilton’s agreement was amended to extend the term until October 26, 2007.

On May 1, 2005 the Company entered an employment agreement with Ms. Tanner. Under the terms of the agreement, Ms. Tanner is entitled to an annual base salary of not less than $189,000. The employment agreement provides for an eighteen month term and renewal by mutual agreement unless sooner terminated for cause, death, or a change in control. The employment agreement includes certain non-competition and confidentiality provisions. In September 2006, Ms. Tanner’s agreement was amended to extend the term until November 1, 2007.

On June 13, 2005 the Company entered an employment agreement with Mr. Epstein, its Chief Legal Officer. Under the terms of the agreement, Mr. Epstein is entitled to an annual base salary of not less than $165,000. The employment agreement provides for an eighteen month term and renewal by mutual agreement unless sooner terminated for cause, death, or a change in control. The employment agreement includes certain non-competition and confidentiality provisions. In September 2006, Mr. Epstein’s agreement was amended to extend the term until December 13, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Of Principal Shareholders And Management

The following table sets forth, as of March 20, 2007 (unless otherwise specified), certain information regarding beneficial ownership of Common Stock: (i) by each person who is known by us to beneficially own more than 5% of our outstanding shares; (ii) by each of our directors; (iii) by the Chief Executive Officer and the three other most highly compensated executive officers who were serving as executive officers as of the end of fiscal year 2006; and (iv) by all of our present directors and executive officers as a group. Such information is based upon information filed by such persons with the SEC or provided to the Company by such persons or by other sources believed to be reliable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Prides Capital Partners, LLC	11,129,896	(1)	42.9%
Alejandro Gonzalez	2,236,238	(2)	9.1%
Lee S. Isgur	424,228	(3)	1.7%
Pedro N. Ortega-Dardet	201,904	(4)	*
Robert L. Doretti	127,064	(5)	*
Ronald Luks	108,140	(6)	*
Andrea M. Weiss	105,179	(7)	*
Stephen J. Rattner	—		—
Robert T. Hamilton	98,223	(8)	*
James A. Epstein	40,175	(9)	*
Alison C. Tanner	59,018	(10)	*
All directors and executive officers as a group (10 persons)	12,293,827		46.0%

*	Less than 1%
(1)	Includes Warrants to purchase 1,009,901 shares of Common Stock issued in First Closing of the Private Placement on May 15, 2006, Warrants to purchase 178,218 shares of Common Stock issued in the Second Closing of the Private Placement on August 1, 2006, and 68,750 shares issuable upon exercise of stock options that are vested or exercisable within sixty (60) days. The address for Prides Capital Partners, LLC is 200 High Street, Suite 700, Boston, MA 02110.
(2)	The address for Mr. Gonzalez is Ruben Dario #223 5-A, Chapultepec Morales, Mexico D.F. 11570.
(3)	Includes 4,500 shares held by a revocable trust of which Mr. Isgur is the trustee and beneficiary, 130,846 shares held in a joint account with Mr. Isgur’s wife and 327,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(4)	Includes 14,404 shares received in connection with the merger of DietSmart, Inc. with and into eDiets.com, Inc. in 2001 and 112,500 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(5)	Includes 125,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(6)	Includes 100,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(7)	Includes 100,000 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(8)	Includes 44,018 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(9)	Represents 40,175 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.
(10)	Represents 59,018 shares issuable upon the exercise of stock options that are vested or exercisable within sixty (60) days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table information as of December 31, 2006 about the securities authorized for issuance under our equity compensation plans, consisting of our Startup Equity Program, our 1999 Stock Option Plan, as amended as restated effective April 1, 2002 and our 2004 Equity Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by the security holders	2,678,436	$3.54	(1)	1,674,246
Equity compensation plans not approved by the security holders	—	—		—
Total	2,678,436	$3.54	(1)	1,674,246

(1)	The weighted-average exercise price relates only to outstanding options

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

David R. Humble, our founder and former Chief Executive Officer, was awarded a U.S. patent in 2002 covering the means of using the Internet to provide an interactive link in a store for the purpose of providing retailers and manufacturers with information to measure the response of the consumers to sales and marketing information. He has granted the Company a royalty-free exclusive perpetual license to use the aspects of the invention under the patent that relate to the Company’s Internet marketing program.

The Board has determined that Mr. Cootey, Mr. Doretti, Mr. Isgur, Mr. Luks, Mr. Ortega-Dardet, Mr. Richardson and Ms. Weiss are independent directors, as defined under the Nasdaq Marketplace Rules. Furthermore, all of the Audit Committee members are independent, as independence for audit committee members is defined under the Nasdaq Marketplace Rules and SEC regulations. All of the Compensation Committee members are independent, as independence for compensation, committee members is defined under the Nasdaq Marketplace Rules.

There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Ernst & Young LLP served as the Company’s independent public accountants for fiscal 2006.

The following table sets forth fees billed to the Company by the Company’s independent auditors for the years ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Principal Accountant Fees and Services
Services	2006	2005
Audit Fees	$371,069	$305,822
Audit – Related Fees	28,525	—
Tax Fees	—	—
All Other Fees	—	—

Total	$399,594	$305,822

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

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (9) ***

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (5)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (3)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant’s common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (5)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (5)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (5)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (5)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (6)

4.11	Registration Rights Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc. and the investors named therein (7)

4.12	Form of Additional Investment Right (7)

4.13	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

4.14	Registration Rights Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

4.15	Registration Rights Agreement dated May 15, 2006 by and between eDiets.com, Inc. and David R. Humble. (9)

4.16	Voting Agreement dated May 15, 2006 by and among eDiets.com, Inc., Prides Capital Fund I, L.P. and David R. Humble. (9)

4.17	Form of Warrant dated May 15, 3006 issued to Prides Capital Fund I, L.P. (9)

4.18	Form of Warrant dated August 1, 3006 issued to Prides Capital Fund I, L.P. (11)

10.1	Employment Agreement dated November 17, 1999 between Registrant and David R. Humble** (1)

10.2	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (1)

10.3	Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.4	License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.5	Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.6	Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (2)

10.7	Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (2)

10.8	Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (2)

10.9	Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (3)(4)

10.10	Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (3)

10.11	Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (3)

10.12	Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (5)

10.13	Securities Purchase Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc., Mr. David R. Humble and the investors named therein (7)

10.14	Separation and Release Agreement dated March 31, 2006 between Ciaran G. McCourt and eDiets.com, Inc. (8)

10.15	Exhibit F-1 to the Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (10)

10.16	Escrow Agreement dated May 18, 2006, by and among eDiets.com, Inc., Scot Hunter, and Elliot P. Borkson, P.A. (10)

10.17	Employment Agreement dated May 18, 2006, by and among eDiets.com, Inc. and Stephen Rattner (10) **

10.18	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc. (12)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).
(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.
(4)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

(5)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 14, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2006 and filed with the SEC on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 23, 2006.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 3, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 and filed with the SEC on August 14, 2006
*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules have been omitted and will be provided to the Commission upon request.

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

Dated: March 29, 2007

eDiets.com, Inc., a Delaware corporation

By:	/s/ Stephen J. Rattner
Stephen J. Rattner, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Stephen J. Rattner	President	March 29, 2007
Stephen J. Rattner	(Principal Executive Officer)

/s/ Robert T. Hamilton	Chief Financial Officer	March 29, 2007
Robert T. Hamilton	(Principal Financial and Accounting Officer)

/s/ Kevin A. Richardson II	Chairman of the Board and Director	March 29, 2007
Kevin A. Richardson II

/s/ Stephen L. Cootey	Director	March 29, 2007
Stephen L. Cootey

/s/ Lee S. Isgur	Director	March 29, 2007
Lee S. Isgur

/s/ Pedro N. Ortega-Dardet	Director	March 29, 2007
Pedro N. Ortega-Dardet

/s/ Ronald Luks	Director	March 29, 2007
Ronald Luks

/s/ Andrea M. Weiss	Director	March 29, 2007
Andrea M. Weiss

/s/ Robert L. Doretti	Director	March 29, 2007
Robert L. Doretti

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

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP
Certified Public Accountants

Ft. Lauderdale, Florida

March 20, 2007

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,015	$8,612
Accounts receivable, net	1,699	1,500
Prepaid advertising costs	388	782
Prepaid expenses and other current assets	386	489

Total current assets	8,488	11,383

Restricted cash	544	—
Property and office equipment, net	1,806	1,697
Intangibles, net	2,869	483
Goodwill	13,616	6,726
Other assets	214	223
Assets of discontinued operations	7	99

Total assets	$27,544	$20,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,409	$5,263
Accrued liabilities	4,023	1,837
Reserve for refunds	33	103
Current portion of capital lease obligations	213	202
Deferred revenue	2,449	2,870

Total current liabilities	9,127	10,275

Capital lease obligations, net of current portion	142	244
Deferred revenue	1,952	1,904
Deferred tax liability	67	72
Liabilities of discontinued operations	60	491

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 24,655 and 21,779 shares issued and outstanding at December 31, 2006 and 2005, respectively	25	22
Additional paid-in capital	34,878	22,382
Unearned compensation	—	(29)
Accumulated other comprehensive income	89	(54)
Accumulated deficit	(18,796)	(14,696)

Total stockholders’ equity	16,196	7,625

Total liabilities and stockholders’ equity	$27,544	$20,611

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Continuing Operations:
REVENUE	$48,814	$52,629	$45,161

COSTS AND EXPENSES:
Cost of revenue	9,622	7,459	6,791
Technology and development	3,203	2,373	2,732
Sales, marketing and support	30,445	35,035	40,389
General and administrative	8,549	5,575	4,831
Amortization of intangible assets	760	44	36
Impairment of intangible assets	—	—	54

Total costs and expenses	52,579	50,486	54,833

(Loss) income from operations	(3,765)	2,143	(9,672)
Other income, net	184	156	115

(Loss) income before income tax (provision) benefit	(3,581)	2,299	(9,557)
Income tax (provision) benefit	(66)	(9)	27

Net (loss) income from continuing operations	(3,647)	2,290	(9,530)

Discontinued Operations:
Loss from operations, net of tax	(412)	(954)	(373)
Loss on disposal, net of tax	(41)	—	—

Loss from discontinued operations, net of tax	(453)	(954)	(373)

Net (loss) income	$(4,100)	$1,336	$(9,903)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.16)	$0.10	$(0.47)
Loss from discontinued operations	(0.02)	(0.04)	(0.02)

Net (loss) income	$(0.18)	$0.06	$(0.49)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.16)	$0.10	$(0.47)
Loss from discontinued operations	(0.02)	(0.04)	(0.02)

Net (loss) income	$(0.18)	$0.06	$(0.49)

Weighted average common and common equivalent shares outstanding:
Basic	23,421	21,524	20,091

Diluted	23,421	22,428	20,091

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at January 1, 2004	18,142	$18	$12,176	$(115)	$—	$(6,129)	$5,950
Stock options vested	—	—	—	43	—	—	43
Stock options and warrants exercised	1,217	1	1,984	—	—	—	1,985
Common stock issued in private placement	1,602	2	7,046	—	—	—	7,048
Common stock issued for acquisition	256	—	726	—	—	—	726
Common stock registration costs	—	—	(561)	—	—	—	(561)
Foreign currency translation	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(9,903)	(9,903)

Balance at December 31, 2004	21,217	$21	$21,371	$(72)	$8	$(16,032)	$5,296
Stock options vested	—	—	—	43	—	—	43
Stock options exercised	554	1	981	—	—	—	982
Common stock issued for Director compensation	8	—	30	—	—	—	30
Foreign currency translation	—	—	—	—	(62)	—	(62)
Net income	—	—	—	—	—	1,336	1,336

Balance at December 31, 2005	21,779	22	22,382	(29)	(54)	(14,696)	7,625
Stock options vested	—	—	(18)	29	—	—	11
Stock options exercised	886	1	2,315	—	—	—	2,316
Common stock and warrants issued in private placement	1,980	2	9,998	—	—	—	10,000
Common stock registration costs	—	—	(1,162)	—	—	—	(1,162)
Stock based compensation	—	—	1,324	—	—	—	1,324
Common stock issued for Director compensation	10	—	39	—	—	—	39
Foreign currency translation	—	—	—	—	143	—	143
Net loss	—	—	—	—	—	(4,100)	(4,100)

Balance at December 31, 2006	24,655	$25	$34,878	$—	$89	$(18,796)	$16,196

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(3,647)	$2,290	$(9,530)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,209	829	796
Amortization of intangibles	795	113	83
Provision for (recovery of) bad debt	179	(46)	139
Stock based compensation	1,374	73	43
Loss on disposal of fixed assets and impairment of intangible assets	28	22	51
Deferred tax benefit	(9)	—	(36)
Loss on disposal of discontinued operations	(41)	—	—
Changes in operating assets and liabilities (net of purchase accounting):
Accounts receivable	(64)	(632)	(251)
Prepaid expenses and other assets	519	(544)	(391)
Accounts payable and accrued liabilities	(2,349)	(725)	2,133
Deferred revenue	(692)	(671)	(498)

Net cash (used in) provided by operating activities of continuing operations	(2,698)	709	(7,461)
Net cash used in operating activities of discontinued operations	(453)	(954)	(373)

Net cash used in operating activities	(3,151)	(245)	(7,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,133)	(718)	(920)
Proceeds from sale of property and equipment	—	—	56
Changes in restricted cash	(544)	—	202
Acquisition of Nutrio, net of cash acquired	(8,932)	—	—
Acquisition of minority interest of eDiets Europe, net of cash acquired	—	—	179
Effect of consolidation of previously unconsolidated subsidiary	—	—	2,749

Net cash (used in) provided by investing activities	(10,609)	(718)	2,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	(1,031)	—	(561)
Proceeds from exercise of stock options and warrants	2,316	982	1,985
Proceeds from issuance of stock	10,000	—	7,048
Repayment of notes payable	—	—	(2)
Repayment of capital lease obligations	(275)	(214)	(122)

Net cash provided by financing activities	11,010	768	8,348
Effect of exchange rate changes on cash	153	20	(56)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,597)	(175)	2,724
Cash and cash equivalents, beginning of year	8,612	8,787	6,063

Cash and cash equivalents, end of year	$6,015	$8,612	$8,787

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$60	$25	$20

Income taxes	$76	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment and software acquired under capital leases	$184	$528	$107

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 include a money market fund with a fair value, which approximates cost, of $1.7 million. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

Restricted Cash

Restricted cash in the accompanying consolidated balance sheets consists of funds held by a financial institution as collateral for a letter of credit established in connection with the Company’s lease for its corporate office.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangibles and Goodwill

Intangible assets related to the acquisition of Nutrio.com, Inc. (see Note 5) are being amortized using the straight-line method over periods ranging from 2 to 5 years with a weighted average life of approximately 2.8 years. Intangible assets related to the acquisition of eDiets Europe Limited (eDiets Europe) are being amortized using the straight-line method over a period of 15 years. The Company reviews each intangible asset type on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists.

Intangible assets related to the DietSmart merger in October 2001 were being amortized using the straight-line method over periods ranging from two to three years with a weighted average life of approximately 2.5 years. During the first quarter of 2004, the Company shut down the DietSmart website and commenced the process of encouraging the remaining DietSmart members to convert to the eDiets website. As a result of the shutting down of the website, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company recorded an impairment charge in its Consolidated Statement of Operations for the year ended December 31, 2004 of approximately $54,000 related to the developed technology and trademarks and trade names intangibles.

As of December 31, 2006, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets and their weighted average lives are as follows (in thousands):

	December 31,		Asset Life
	2006	2005
Nutrio acquisition intangibles:
Customer relationships	$1,990	$—	3.0 years
Technology	500	—	2.0 years
Non-compete agreements	350	—	2.0 years
Tradename	170	—	5.0 years
Website content	78	—	2.0 years

	3,088	—
Less accumulated amortization:
Customer relationships	(410)	—
Technology	(155)	—
Non-compete agreements	(108)	—
Tradename	(21)	—
Website content	(24)	—

	(718)	—

	$2,370	$—

eDiets Europe acquisition intangibles:
Technology licensing agreement	$617	$617	15.0 years
Email address list	93	93	2.5 years
Subscriber base	53	53	1.7 years
Developed technology	49	49	7.0 years

	812	812
Less accumulated amortization:
Technology licensing agreement	(81)	(52)
Email address list	(93)	(47)
Subscriber base	(53)	(40)
Developed technology	(49)	(9)

	(276)	(148)
Foreign currency adjustment	(37)	(108)
Discontinued operations	—	(73)

	$499	$483

Total net intangibles	$2,869	$483

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2007	$1,201
2008	914
2009	327
2010	74
2011	53

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any.

At December 31, 2006 the Company had $13.6 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.6 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe with the remaining $5.2 million of goodwill related to the U.S. reporting unit.

SFAS 142 describes the reporting unit as an “operating segment” as that term is used in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. The Company evaluates goodwill along these segment lines, which represent the Company’s reporting units.

Goodwill by reporting unit is as follows (in thousands):

	December 31,
	2006	2005
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	—
Europe	1,590	1,535

	$13,616	$6,726

Discontinued Operations

In accordance with SFAS 144, the Company has accounted for the sale of its German, Spanish and Portuguese websites as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these websites have been reclassified and presented as “loss from discontinued operations, net of tax”, for all periods presented. See Note 13.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Company obligations typically include guarantees of a minimum number of “impressions” or times that visitors to the Company’s Web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to the Company’s Web sites who have authorized the Company to allow third party solicitations. Revenues from the collection of email addresses are recognized when no significant Company obligation remains and collection is probable.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with EITF 99-19, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk before the customers place any orders.

Business to business revenue relates to the Nutrio subsidiary. Nutrio generates three types of business to business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Development revenue relates to the planning, design and development of websites for its customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese Web sites.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type for the three years ended December 31, 2006 is as follows (in thousands):

	2006	2005	2004
Subscription	$38,026	$45,241	$38,953
Advertising	3,753	3,951	4,005
Meal delivery	3,172	—	—
Business-to-business	1,623	—	—
Ecommerce	552	1,004	725
Commissions	686	1,199	1,189
Royalties	927	1,029	269
Other revenue	75	205	20

	$48,814	$52,629	$45,161

Cost of Revenue

Cost of revenue consists primarily of credit card fees and revenue sharing or royalty costs related to exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and product and fulfillment costs for ecommerce sales.

Stock-Based Compensation

Prior to December 31, 2005, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 for stock option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated. The adoption of SFAS 123R had no effect on cash flows from operating activities and cash flow from financing activities for the year ended December 31, 2006.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2006, 2005 and 2004 totaled approximately $25.1 million, $28.1 million and $32.3 million, respectively.

At December 31, 2006 and 2005, the Company had approximately $0.4 million and $0.8 million, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

Barter Transactions

The Company did not enter into barter transactions for the year ended December 31, 2006 while for the years ended December 31, 2005 and 2004, the Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable. Accordingly, the Company did not recognize any revenues or expenses related to barter transactions for the three years ended December 31, 2006.

Earnings (loss) Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share for the years ended December 31, 2006 and 2004 as they would have been anti-dilutive.

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

Reclassifications

Certain prior year information related to discontinued operations has been reclassified to conform to the current year presentation.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $0.2 million and $34,000 as of December 31, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

4. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2006	2005
Office and computer equipment	$3,090	$2,741
Software	2,406	2,372
Furniture and fixtures	388	129
Leasehold improvements	272	73

	6,156	5,315
Less accumulated depreciation and amortization	(4,350)	(3,618)

	$1,806	$1,697

Software includes approximately $1.9 million of costs ($0.3 million and $0.6 million, net) associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2006 and 2005, respectively.

Included in office and computer equipment is equipment under capital leases of approximately $1.2 million and $1.1 million as of December 31, 2006 and 2005, respectively, less accumulated amortization of approximately $0.8 million and $0.6 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (Nutrio), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million will be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid $1.25 million related to the 2006 earn out and accordingly this payment is included in accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2006. The remaining performance-based earn out of up to $1.25 million will be based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to be able to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of 1.98 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (Prides Capital). Warrants to purchase approximately 1.19 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, Business Combinations. The results of operations of Nutrio have been included in the Company’s financial statements for periods subsequent to May 18, 2006. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. These estimated fair values may be revised in the future as necessary, if information becomes available to further define assets acquired and liabilities assumed. The excess of the cost over the fair value of net assets acquired of approximately $5.6 million has been reflected as goodwill. In addition, the Company recorded an increase in goodwill of $1.25 million related to the 2006 earn out described above.

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

$3,088

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the pro forma results of the Company for the years ended December 31, 2006 and 2005 as if the acquisition of Nutrio had occurred at the beginning of each of the respective periods (in thousands, except per share amounts). Pro forma results are not necessarily indicative of actual results.

	December 31,
	2006	2005
Revenues	$49,834	$54,598
(Loss) income from continuing operations	$(3,723)	$1,652
Loss from discontinued operations	(453)	(954)

Net (loss) income	$(4,176)	$698

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.15)	$0.07
Loss from discontinued operations	(0.02)	(0.04)

Net (loss) income	$(0.17)	$0.03

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.15)	$0.07
Loss from discontinued operations	(0.02)	(0.04)

Net (loss) income	$(0.17)	$0.03

Weighted average common shares outstanding
Basic	25,401	23,504

Diluted	25,401	24,408

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Advertising	$1,121	$866
Accrued compensation and employee benefits	772	671
Professional fees	195	88
Foreign taxes payable	120	13
Deferred rent	254	10
Nutrio earn out	1,250	—
Other	311	189

	$4,023	$1,837

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. RESERVE FOR REFUNDS AND DEFERRED REVENUE

The Company collects customer subscription fees in advance and at the time of sale establishes a reserve for refunds related to cancelable subscription plans and defers the remaining subscription fees. Those fees are recognized as revenue over the period of membership. The reserve for refunds and deferred revenue consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Reserve for refunds	$33	$103

Deferred revenue
Unearned subscription revenue	$2,044	$2,719
Unearned meal delivery revenue	88	—
Unearned development revenue	112	—
Unearned licensing revenue	35	—
Deferred royalty	2,122	2,055

Total deferred revenue	4,401	4,774
Less: current portion of deferred revenue	(2,449)	(2,870)

Non current portion of deferred revenue	$1,952	$1,904

For the years ended December 31, 2006 and 2005, refunds to customers who paid their subscription fees in advance totaled approximately $1.7 million and $3.9 million, respectively.

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participant’s contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the years ended December 31, 2006, 2005 and 2004 were approximately $0.1 million for each year.

9. STOCKHOLDERS’ EQUITY

COMMON STOCK

In connection with the May 2006 acquisition of Nutrio (see Note 5), the Company completed a private placement of 1.98 million shares of common stock at a share price of $5.05 per share. Net proceeds to the Company totaled $8.9 million.

At December 31, 2006, 1,355,317 common shares were reserved for future issuance related to outstanding stock options.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK BASED COMPENSATION

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of December 31, 2006, there were 135,000 shares of restricted stock outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of December 31, 2006, 1,302,517 options are outstanding under the Plan.

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 52,800 options remained outstanding as of December 31, 2006.

Adoption of New Accounting Guidance and Transition

Prior to December 31, 2005, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized in the Consolidated Statement of Operations prior to December 31, 2005 for stock option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated. The adoption of SFAS 123R had no effect on cash flows from operating activities and cash flow from financing activities for the year ended December 31, 2006.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The table below illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in the years ended December 31, 2005 and 2004. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Expected term (in years)	4.6	3.5
Risk-free interest rate	3.8%	2.8%
Expected volatility	68.0%	70.0%
Expected dividend yield	0.0%	0.0%

The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 was $3.84 and $4.66, respectively. Forfeitures were recognized as they occurred.

The estimated value is amortized to expense over each option grant’s respective vesting period. The following table is presented in thousands, except per-share amounts.

	2005	2004
Net income (loss)—as reported	$1,336	$(9,903)
Stock-based compensation expense included in reported net income (loss)	43	43
Total stock-based compensation expense determined under fair value method	(1,140)	(965)

Pro forma net income (loss)	$239	$(10,825)

Basic earnings (loss) per share
As reported	$0.06	$(0.49)

Pro forma	$0.01	$(0.54)

Diluted earnings (loss) per share
As reported	$0.06	$(0.49)

Pro forma	$0.01	$(0.54)

Valuation and Expense Information under SFAS 123R

In accordance with the provisions of SFAS 123R, the Company recorded stock based compensation costs for the year ended December 31, 2006, which resulted in an increase of the Company’s loss from operations and net loss of $1.3 million, and an increase in loss per share of $0.06 for the year ended December 31, 2006.

As required by SFAS 123R, the Company now estimates forfeitures of employee stock options and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are adjusted to the actual forfeiture experience as needed.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the adoption of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

Year Ended December 31, 2006
Expected term (in years)	2.9
Risk-free interest rate	4.7%
Expected volatility	66.0%
Expected dividend yield	0.0%

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

A summary of option activity under the Company’s stock plans for the years ended December 31, 2006, 2005 and 2004 (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January1, 2004	2,964	$2.00	2.80
Granted	568	4.66
Exercised	(953)	1.81
Forfeited	(192)	4.05
Outstanding at December 31, 2004	2,387	2.54	3.50
Granted	758	3.84
Exercised	(554)	1.77
Forfeited	(404)	3.94
Outstanding at December 31, 2005	2,187	2.94	3.60
Granted	413	4.04
Exercised	(886)	2.64
Forfeited	(171)	4.18
Expired	(188)	1.41

Outstanding at December 31, 2006	1,355	$3.54	4.11	$1,032

Vested or expected to vest at December 31, 2006	1,313	$3.52	4.09	$1,020

Exercisable at December 31, 2006	1,155	$3.41	3.99	$986

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of stock options granted during the year ended December 31, 2006 was $1.88. The total intrinsic value of stock options exercised was $1.8 million during the year ended December 31, 2006, and was $1.3 million and $3.8 million in the years ended December 31, 2005, and 2004, respectively. As of December 31, 2006, there was $0.4 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from the exercise of stock options under the Company’s stock plans for the year ended December 31, 2006 was $2.3 million.

A summary of the restricted stock awards under the Company’s Incentive Plan as of December 31, 2006 and changes during the year is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value At Grant Date
Non-vested at December 31, 2005	—	$—
Granted	150	4.49
Forfeited	(15)	4.49

Non-vested at December 31, 2006	135	$4.49

The restricted stock listed above is expected to vest at the following times: 27,000 shares on June 13, 2007; 40,500 shares on June 13, 2008 and 67,500 shares on June 13, 2009.

As of December 31, 2006, there was $0.3 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.5 years.

10. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
2007	$237	$717
2008	141	828
2009	6	808
2010	—	637
2011	—	637

Total minimum lease payments	384	$3,627

Less amount representing interest	(29)

Present value of minimum lease payments	$355

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental expense under operating leases was approximately $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has an irrevocable standby letter of credit from a bank in the amount of $0.5 million that expires on June 30, 2007. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee lease obligations related to our corporate office in the event that we do not pay our rent.

The Company has non-cancelable advertising commitments of approximately $0.4 million in 2007.

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

11. INCOME TAXES

The components of the income tax (provision) benefit for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Current tax expense – US	$—	$—	$(3)
Current tax expense – Foreign	(80)	(22)	(6)
Deferred tax benefit – US	—	—	30
Deferred tax benefit – Foreign	14	13	6

Total	$(66)	$(9)	$27

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$7,154	$6,148
Stock option compensation – FAS 123R	498	11
Allowance for doubtful accounts and reserve for refunds	90	52
Deferred rent	162	5
Compensation	121	42
Other	87	43

	8,112	6,301
Valuation allowance	(7,186)	(6,188)

Total deferred tax assets	926	113

Deferred tax liabilities:
Depreciation and amortization	(34)	(113)
Identifiable intangibles	(959)	(72)

Total deferred tax liabilities	(993)	(185)

Net deferred income tax liability	$(67)	$(72)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $7.2 million and $6.2 million valuation allowance at December 31, 2006 and 2005, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase (decrease) of approximately $1.0 million, $(0.5) million and $3.4 million, respectively.

At December 31, 2006, the Company had approximately $32.6 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2024. Approximately $13.6 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. Although the Company has not completed the required study update, it is possible that the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of the Company’s net operating loss carry-forwards may be limited on an annual basis and could expire unused.

In May 2006, the Company acquired Nutrio. Nutrio had net operating losses of $3.7 million, which are subject to an annual Section 382 limitation.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax at U.S. statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(4.0)	3.7	(3.6)
Non-deductible items	0.2	0.6	0.2
Changes in valuation allowance	53.1	(37.8)	33.5
Return to provision adjustment	(10.1)	—	—
Other	(3.6)	(0.5)	3.6

	1.6%	0.0%	(0.3)%

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

Net revenues and segment (loss) income of the Company’s three reportable segments for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Net revenues:
U.S. business-to-consumer	$46,277	$51,600
U.S. business-to-business	1,623	—

Total U.S.	47,900	51,600
Europe	914	1,029

Consolidated net revenues	$48,814	$52,629

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2006	2005
Segment (loss) income:
U.S. business-to-consumer	$(4,667)	$1,166
U.S. business-to-business	39	—

Total U.S.	(4,628)	1,166
Europe	863	977

Consolidated (loss) income from operations	$(3,765)	$2,143

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Identifiable assets:
U.S. business-to-consumer	$13,418	$16,918
U.S. business-to-business	10,407	—

Total U.S.	23,825	16,918
Europe	3,712	3,594

Identifiable assets of continuing operations	27,537	20,512
Identifiable assets of discontinued operations	7	99

Total identifiable assets	$27,544	$20,611

Long-lived assets, net:
U.S. business-to-consumer	$1,800	$1,697
U.S. business-to-business	6	—

Total U.S.	1,806	1,697
Europe	—	—

Total long-lived assets	$1,806	$1,697

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	—

Total U.S.	12,026	5,191
Europe	1,590	1,535

Total goodwill	$13,616	$6,726

13. DISCONTINUED OPERATIONS

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The sale of the websites includes net liabilities with a book value of approximately $0.1 million at December 31, 2006, comprised primarily of accrued expenses. In addition, the Company has executed a royalty agreement for which the Company will receive royalty payments based on subscription revenue to license the use of the Company’s technology, including but not limited to its website content, domain names, IT functionality, copyrights and trademarks. In connection with the sale of these assets, the Company recorded an after tax loss on disposal of $41,000, which includes a reduction in goodwill of $75,000.

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and gain on disposal of the three websites are segregated and reported as discontinued operations for all periods presented in this report. As of December 31, 2006 there were no remaining assets that were held for sale. Operating results for the websites are included in the Consolidated Statements of Income in net loss from discontinued operations for the three years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Revenues	$774	$1,049	$246
Loss from operations	$(431)	$(954)	$(373)
Net loss	$(412)	$(954)	$(373)

14. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three years ended December 31, 2006 (in thousands, except per share information):

	2006	2005	2004
Basic(loss) earnings per common share:
Net (loss) income	$(4,100)	$1,336	$(9,903)

Weighted average common shares outstanding	23,421	21,524	20,091

Basic (loss) earnings per common share	$(0.18)	$0.06	$(0.49)

Diluted (loss) earnings per common share:
Net (loss) income	$(4,100)	$1,336	$(9,903)

Weighted average common shares outstanding	23,421	21,524	20,091
Effect of dilutive potential common shares:
Stock options	—	904	—

Adjusted weighted average shares and assumed conversions	23,421	22,428	20,091

Diluted (loss) earnings per common share	$(0.18)	$0.06	$(0.49)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. RECENT ACCOUNTING PRONOUNCEMENTS

In 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that 1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and 2) redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2006
Net Revenues	$13,509	$13,581	$12,179	$9,545	$48,814
(Loss) income from operations	(3,576)	(604)	504	(89)	(3,765)
Net (loss) income	(3,570)	(787)	465	(208)	(4,100)
Basic (loss) earnings per common share	(0.16)	(0.03)	0.02	(0.01)	(0.18)
Diluted (loss) earnings per common share	(0.16)	(0.03)	0.02	(0.01)	(0.18)

2005
Net Revenues	$12,823	$14,787	$13,229	$11,790	$52,629
(Loss) income from operations	(3,131)	1,549	2,163	1,562	2,143
Net (loss) income	(3,470)	1,255	2,080	1,471	1,336
Basic (loss) earnings per common share	(0.16)	0.06	0.09	0.07	0.06
Diluted (loss) earnings per common share	(0.16)	0.06	0.09	0.06	0.06

The sum of the quarterly (loss) earnings per common share amounts do not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

Certain prior year quarterly information related to discontinued operations has been reclassified to conform to the current year presentation.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2006
Allowance for doubtful accounts	$34	$180	$—		$(43	)(1)	$171
Returns reserve	103	—	1,666	(2)	(1,736)		33
Valuation allowance for deferred tax assets	6,188	998	—		—		7,186

Year ended December 31, 2005
Allowance for doubtful accounts	$98	$(46)	$—		$(18	)(1)	$34
Returns reserve	272	—	3,753	(2)	(3,922)		103
Valuation allowance for deferred tax assets	6,689	—	—		(501)		6,188

Year ended December 31, 2004
Allowance for doubtful accounts	$62	$139	$—		$(103	)(1)	$98
Returns reserve	344	—	9,557	(2)	(9,629)		272
Valuation allowance for deferred tax assets	3,302	3,387	—		—		6,689

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Returns reserve recorded as an offset to revenue

EXHIBIT INDEX

Exhibit Number	Exhibit Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.