Form 10-Q
period 2007-03-31
EDIETS COM INC
filed 2007-05-10
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007:

Common Stock, $.001 par value per share	24,706,144 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,086	$6,015
Accounts receivable, net	1,697	1,699
Prepaid advertising costs	203	388
Prepaid meal delivery	211	84
Prepaid expenses and other current assets	501	302

Total current assets	5,698	8,488

Restricted cash	544	544
Property and office equipment, net	1,772	1,806
Intangibles, net	2,564	2,869
Goodwill	13,600	13,616
Other assets	214	214
Assets of discontinued operations	—	7

Total assets	$24,392	$27,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,908	$2,409
Accrued liabilities	2,797	4,023
Reserve for refunds	36	33
Current portion of capital lease obligations	248	213
Deferred revenue	2,191	2,449

Total current liabilities	7,180	9,127

Capital lease obligations, net of current portion	88	142
Deferred revenue	1,891	1,952
Deferred tax liability	65	67
Liabilities of discontinued operations	—	60

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	25	25
Additional paid-in capital	35,137	34,878
Accumulated other comprehensive income	59	89
Accumulated deficit	(20,053)	(18,796)

Total stockholders’ equity	15,168	16,196

Total liabilities and stockholders’ equity	$24,392	$27,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Continuing Operations:
REVENUE	$8,444	$13,509

COSTS AND EXPENSES:
Cost of revenue	1,693	2,821
Technology and development	875	592
Sales, marketing and support	5,152	11,201
General and administrative	1,680	2,461
Amortization of intangible assets	302	10

Total costs and expenses	9,702	17,085

Loss from operations	(1,258)	(3,576)
Other income, net	60	97
Income tax provision	(59)	(8)

Loss from continuing operations	(1,257)	(3,487)

Discontinued Operations:
Loss from operations, net of tax	—	(83)

Net loss	$(1,257)	$(3,570)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.05)	$(0.16)
Loss from discontinued operations	—	—

Net loss per common share	$(0.05)	$(0.16)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	24,660	21,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,257)	$(3,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	232	235
Amortization of intangibles	302	25
Provision for (recovery of ) bad debts and sales returns	6	(43)
Stock-based compensation	185	506
Deferred tax benefit	—	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18)	(88)
Prepaid expenses and other assets	(125)	(9)
Accounts payable and accrued liabilities	(526)	2,280
Deferred revenue	(305)	507

Net cash used in operating activities of continuing operations	(1,506)	(77)
Net cash used in operating activities of discontinued operations	—	(83)

Net cash used in operating activities	(1,506)	(160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earn out from acquisition of Nutrio	(1,250)	—
Purchases of property and office equipment	(157)	(146)

Net cash used in investing activities	(1,407)	(146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	75	542
Repayment of capital lease obligations	(61)	(57)

Net cash provided by financing activities	14	485

Effect of exchange rate changes on cash and cash equivalents	(30)	5

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,929)	184
Cash and cash equivalents, beginning of period	6,015	8,612

Cash and cash equivalents, end of period	$3,086	$8,796

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8	$9

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$41	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company has accounted for the sale of its German, Spanish and Portuguese Web sites as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these Web sites have been reclassified and presented as “loss from discontinued operations, net of tax”, for all periods presented. The transaction is further discussed in Note 12-Discontinued Operations.

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

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of FASB Statement 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 8 for further discussion.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently in the process of evaluating the effects of this new accounting standard; however, the Company does not anticipate that SFAS 157 will have a material impact on the Company’s financial statements.

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

3. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the three months ended March 31, 2007 and 2006 as their effect is anti-dilutive.

4. ACQUSITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (Nutrio), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million could be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid $1.25 million related to the 2006 earn out and accordingly this payment was included in accrued expenses and goodwill in the accompanying Consolidated Balance Sheet as of December 31, 2006. The remaining performance-based earn out of up to $1.25 million will be based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to be able to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of 1.98 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (Prides Capital). Warrants to purchase approximately 1.19 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

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

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$8,500
Liabilities assumed	(172)
Direct acquisition costs	604

Total purchase price	$8,932

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price was allocated as follows (in thousands):

Assets acquired (including cash of $132)	$431
Intangibles	3,088
Liabilities assumed	(172)
Deferred tax liability	(1,158)
Reduction of eDiets valuation allowance	1,158
Goodwill	5,585

Total	$8,932

Intangibles acquired consist of the following (in thousands):

Customer relationships	$1,990
Technology	500
Non-compete agreements	350
Tradename	170
Web site content	78

$3,088

5. INTANGIBLE ASSETS

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Business-to-business revenue relates to our Nutrio subsidiary (aka eDiets Corporate Services). It generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Development revenue relates to the planning, design and development of Web sites for its customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the Web site is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Subscription	$6,132	$10,563
Advertising	739	1,028
Meal delivery	680	1,039
Business-to-business	535	—
Ecommerce	35	258
Commissions	82	384
Royalties	241	237

	$8,444	$13,509

7. STOCK-BASED COMPENSATION

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of March 31, 2007, there were 135,000 shares of restricted stock outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of March 31, 2007, 1,224,364 options are outstanding under the Plan.

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. A total of 917,716 options were granted under these programs, of which 52,800 options remained outstanding as of March 31, 2007.

The Company grants stock options and restricted stock awards to its employees, officers and directors. The Company accounts for its stock-based compensation plans in accordance with FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”). Under the provisions of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees and directors. The Company uses “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. For directors, effective January 1, 2007, the Company uses the historical exercise experience in determining the expected term.

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

During the three months ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense (related to stock options and restricted stock awards) of $0.2 million and $0.5 million, respectively. There were no stock options or restricted stock award grants during the first quarter of 2007. During the three months ended March 31, 2006, the Company granted 62,500 options to directors and 7,500 options to employees, with a weighted average fair value of $2.91.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2007, there was $0.3 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

As of March 31, 2007, there was $0.2 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.2 years.

8. INCOME TAXES

The Company adopted the FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company recorded $59,000 and $8,000 of income tax expense for the three months ended March 31, 2007 and 2006, respectively.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(1,257)	$(3,570)
Other comprehensive income (loss):
Foreign currency translation	(30)	19

Comprehensive net loss	$(1,287)	$(3,551)

Accumulated other comprehensive income as of March 31, 2007 and December 31, 2006 consists of foreign currency translation.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and segment income (loss) of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenues:
U.S. business-to-consumer	$7,670	$13,272
U.S. business-to-business	535	—

Total U.S.	8,205	13,272
Europe	239	237

Consolidated net revenues	$8,444	$13,509

Segment income (loss) :
U.S. business-to-consumer	$(1,452)	$(3,804)
U.S. business-to-business	(25)	—

Total U.S.	(1,477)	(3,804)
Europe	219	228

Consolidated loss from operations	$(1,258)	$(3,576)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows:

(in thousands)	March 31, 2007	December 31, 2006
Identifiable assets:
U.S. business-to-consumer	$10,949	$13,418
U.S. business-to-business	9,756	10,407

Total U.S.	20,705	23,825
Europe	3,687	3,712

Identifiable assets from continuing operations	24,392	27,537
Identifiable assets from discontinued operations	—	7

Total identifiable assets	$24,392	$27,544

Long-lived assets, net:
U.S. business-to-consumer	$1,758	$1,800
U.S. business-to-business	14	6

Total long-lived assets	$1,772	$1,806

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2007	December 31, 2006
Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total U.S.	12,026	12,026
Europe	1,574	1,590

Total goodwill	$13,600	$13,616

12. DISCONTINUED OPERATIONS

On September 1, 2006, the Company transferred the ownership of its German, Spanish and Portuguese Web sites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues. These Web sites had been unprofitable for several periods. Due to the limited potential to improve the profitability of the Web sites, combined with its relative geographic isolation from the Company’s corporate office, the decision was made to exit these markets.

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and gain on disposal of the three Web sites are segregated and reported as discontinued operations for all periods presented in this report. As of December 31, 2006 there were no remaining assets that were held for sale. Operating results for the Web sites are included in the Consolidated Statements of Income in net loss from discontinued operations for all periods presented and are presented as follows:

	Three Months Ended March 31,
	2007	2006
Revenues	$—	$264

Loss from operations	$—	$(85)

Net loss	$—	$(83)

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

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2006, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the Internet to bring diet, fitness and healthy lifestyle solutions to everyone. We generate revenue in four ways.

•	We sell internet-based diet, fitness and recipe programs.

•	We also offer a range of tangible products online and in 2006 entered the meal delivery business.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Web sites.

•	We also sell advertising throughout our content assets, which are primarily our diet, fitness and healthy lifestyle-oriented Web sites.

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

Meal Delivery Business

In January 2006 we began to offer a nationwide weight loss oriented meal delivery service. Individuals may purchase a full week of freshly prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. We launched a newly branded and configured service early in the second quarter of 2007 under the name eDiets DeliciouslyYours.

License Business

With our May 2006 acquisition of Nutrio.com, Inc. (“Nutrio” and also known as “eDiets Corporate Services”), a leading provider of interactive private-label nutrition, fitness and wellness programs, eDiets entered the business-to-business channel. Our eDiets Corporate Services subsidiary is actively engaged in providing private label nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries.

We also recognize royalty revenue as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand name and diet plan technology in the UK and Ireland and having licensed to eDiets International GmbH similar rights for certain European and Latin American countries.

Content Business

Our advertising sales revenues are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes, Family Nutrition, From Our Experts, and Success Stories. Over 80% of visitors to our site are women between the ages of 25 and 54.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2006 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Business-to-business revenue relates to our eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Development revenue relates to the planning, design and development of Web sites for its customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the Web site is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

At March 31, 2007 we had $13.6 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.6 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe with the remaining $5.2 million of goodwill related to the U.S. business-to-consumer reporting unit.

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

ACCOUNTING FOR INCOME TAXES:

Effective January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of March 31,

2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2007	2006
Revenue	100%	100%

Cost of revenue	20	21

Technology and development	10	4

Sales, marketing and support	61	83

General and administrative	20	18

Amortization of intangible assets	4	*

Other income, net	1	1

Income tax expense	(1)	*

Loss from discontinued operations	—	(1)

Net loss	(15)%	(26)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenue: Total revenue for the three months ended March 31, 2007 was $8.4 million, a decrease of 38% versus the $13.5 million recorded for the three months ended March 31, 2006.

Subscription or membership revenue was $6.1 million (73% of total revenue) in 2007 and $10.6 million (78% of total revenue) in the prior year period. The decrease in subscription or membership revenue was due to a smaller base of paying members during the period compared to a year ago. The paying member base as of March 31, 2007 was approximately 110,000 compared to 210,000 a year ago with the decline due to lower advertising spending in the latter half of 2006 and first quarter of 2007 used to acquire members compared to the year ago period. As a result of a smaller paying base compared to 2006, the Company expects 2007 subscription revenue to decline from previous year levels.

All other revenue sources totaled $2.3 million (27% of total revenue) for the first three months of 2007 and $2.9 million (22% of total revenue) in the comparable prior year period. Other revenues for the first quarter of 2007 include:

•	$0.7 million of meal delivery revenue, including shipping revenue (commenced in January 2006)

•	$0.5 million of business-to-business revenue (commenced in May 2006 via the Nutrio acquisition)

•	$0.7 million of revenue from the sale of advertising on our web sites and in our newsletters

•	$0.2 million in royalty revenue

•	$0.2 million from all other sources such as commissions and other ecommerce sales

As the Company’s revenue streams continue to become more diversified we expect non-subscription or other revenues to continue to become a larger share of total revenue.

At March 31, 2007, deferred revenue totaled $4.1 million as compared to $4.4 million as of March 31, 2006. Deferred revenue includes $2.0 million and $2.3 million related to prepayment of services by subscribers as of March 31, 2007 and 2006, respectively, while $2.1 million as of both March 31, 2007 and 2006, respectively, relate to non-refundable royalties received under our 15 year licensing agreement with Tesco for operations in the United Kingdom and Ireland and under our licensing agreement with eDiets International GmBH for operations in Germany, Spain and Portugal.

Cost of Revenue: Cost of revenue consists primarily of product costs, revenue sharing and credit card fees. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of revenue decreased to $1.7 million or 20% of revenues for the three months ended March 31, 2007 as compared to $2.8 million or 21% of revenues for the prior year. Gross margin as a percent of revenue for 2007 increased to 80% compared to 79% for 2006. In the future we anticipate our gross margin will decline as meal delivery revenue becomes a larger share of total revenue.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $0.9 million for 2007 as compared to $0.6 million in 2006 with the increase mainly due to additional personnel and related costs, including Nutrio which was acquired in May 2006.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. These expenses were $5.2 million in 2007 compared to $11.2 million in 2006 with the decrease primarily attributable to less spending for advertising media. In total, advertising media expense was $3.6 million for the first three months of 2007 and $9.4 million for the comparable period in the prior year. The Company expects 2007 quarterly advertising media expense for its U.S. business-to-consumer segment to decline from current levels.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.7 million in 2007 compared to $2.5 million for 2006. The decrease was mainly due to:

•	$0.7 million of non-recurring charges in 2006 related to the severance arrangement with our former Chief Executive Officer,

•	$0.3 million in 2006 related to external costs associated with our Sarbanes-Oxley compliance initiatives including consulting fees,

•	Partially offset by additional personnel costs due to the Nutrio acquisition and related costs.

Amortization of Intangible Assets: Amortization expense increased to $0.3 million for the three months ended March 31, 2007 from $10,000 in the corresponding period in 2006. The increase in expense was related to amortization for the intangible assets recorded in the May 2006 acquisition of Nutrio.

Other Income, net: Other income, net, mainly includes interest income and interest expense. We recorded other income, net of $0.1 million in each of the quarters ended March 31, 2007 and 2006, respectively.

Income Tax Provision: Income tax provision of $0.1 million for 2007 primarily relates to the operations of eDiets Europe. In the prior year an insignificant provision was required.

Loss from Discontinued Operations: Loss from discontinued operations was $0.1 million for the three month period ended March 31, 2006. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese Web sites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $(1.3) million and $(3.6) million for the three month periods ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the three months ended March 31, 2007, we used $(1.5) million of cash in operating activities. The negative cash flow related to our net loss of $(1.3) million, adjusted for certain non-cash items of $0.7 million offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(0.9) million.

For the three months ended March 31, 2006, we used $(0.2) million of cash in operating activities, including $(0.1) million used in discontinued operations. The remaining negative cash flow related to our net loss from continuing operations of $(3.5) million, adjusted for certain non-cash items of $0.7 million and an aggregate increase in cash flows from our operating assets and liabilities of $2.7 million.

Cash Flows from Investing Activities: For the three months ended March 31, 2007 we used $(1.4) million of cash in investing activities. The cash usage was primarily due to the payment of the 2006 earn out to the Nutrio shareholders for $(1.2) million and purchases of computer equipment, software development costs and leasehold improvements of $(0.2) million.

For the three months ended March 31, 2006 we used $(0.1) million of cash in investing activities related to the purchase of computer equipment and software development costs.

Cash Flows from Financing Activities: Our financing activities provided $14,000 of cash for the three months ended March 31, 2007. The cash provided for the three months ended March 31, 2007 was primarily attributable to $75,000 in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $(61,000).

For the three months ended March 31, 2006 our financing activities provided for $0.5 million. The cash provided for the three months ended March 31, 2006 was primarily attributable to $0.5 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations.

Available Cash: At March 31, 2007, we had $3.1 million of unrestricted cash and cash equivalents compared to $6.0 million of unrestricted cash and cash equivalents at December 31, 2006. Management believes that cash on hand and cash flows from operations will be sufficient to fund our working capital and capital expenditures for at least the next twelve months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at March 31, 2007.

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

DATE: May 10, 2007

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company