Form 10-Q
period 2007-06-30
EDIETS COM INC
filed 2007-08-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2007:

Common Stock, $.001 par value per share	24,865,339 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,936	$6,015
Accounts receivable, net	1,626	1,699
Prepaid advertising costs	68	388
Prepaid meal delivery	165	84
Prepaid expenses and other current assets	442	302

Total current assets	5,237	8,488

Restricted cash	544	544
Property and office equipment, net	1,834	1,806
Intangibles, net	2,278	2,869
Goodwill	13,649	13,616
Other assets	251	214
Assets of discontinued operations	—	7

Total assets	$23,793	$27,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,310	$2,409
Accrued liabilities	2,706	4,056
Current portion of capital lease obligations	239	213
Deferred revenue	2,007	2,449

Total current liabilities	7,262	9,127

Capital lease obligations, net of current portion	63	142
Deferred revenue	1,907	1,952
Deferred tax liability	66	67
Liabilities of discontinued operations	—	60

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	25	25
Additional paid-in capital	36,062	34,878
Accumulated other comprehensive (loss) income	(97)	89
Accumulated deficit	(21,495)	(18,796)

Total stockholders’ equity	14,495	16,196

Total liabilities and stockholders’ equity	$23,793	$27,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Continuing Operations:
REVENUE	$7,551	$13,581	$15,995	$27,089

COSTS AND EXPENSES:
Cost of revenue	1,508	2,536	3,201	5,357
Technology and development	1,017	761	1,891	1,353
Sales, marketing and support	4,416	8,771	9,569	19,972
General and administrative	1,671	1,969	3,351	4,430
Amortization of intangible assets	302	148	604	157

Total costs and expenses	8,914	14,185	18,616	31,269

Loss from operations	(1,363)	(604)	(2,621)	(4,180)
Other income, net	4	45	64	142
Income tax provision	(83)	(38)	(142)	(46)

Loss from continuing operations	(1,442)	(597)	(2,699)	(4,084)

Discontinued Operations:
Loss from operations, net of tax	—	(191)	—	(274)

Net loss	$(1,442)	$(788)	$(2,699)	$(4,358)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.06)	$(0.03)	$(0.11)	$(0.18)
Loss from discontinued operations	—	(0.00)	—	(0.01)

Net loss	$(0.06)	$(0.03)	$(0.11)	$(0.19)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	24,748	22,941	24,707	22,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,699)	$(4,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	447	454
Amortization of intangibles	604	157
Provision for bad debt	11	136
Stock-based compensation	717	685
Deferred tax benefit	(2)	(6)
Loss on disposal of fixed assets	22	47
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	76	(347)
Prepaid expenses and other assets	58	(68)
Accounts payable and accrued liabilities	(375)	97
Lease abandonment liability	122	—
Deferred revenue	(541)	186

Net cash used in operating activities of continuing operations	(1,560)	(2,743)
Net cash used in operating activities of discontinued operations	—	(274)

Net cash used in operating activities	(1,560)	(3,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of cash acquired	(1,250)	(8,932)
Changes in restricted cash	—	(544)
Purchases of property and office equipment	(427)	(344)

Net cash used in investing activities	(1,677)	(9,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	—	(838)
Proceeds from exercise of stock options	285	1,515
Proceeds from issuance of stock	—	8,500
Repayment of capital lease obligations	(122)	(141)

Net cash provided by financing activities	163	9,036

Effect of exchange rate changes on cash and cash equivalents	(5)	54

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,079)	(3,747)
Cash and cash equivalents, beginning of period	6,015	8,612

Cash and cash equivalents, end of period	$2,936	$4,865

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11	$22

Cash paid for income taxes	$—	$24

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$69	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses and net decreases in cash and cash equivalents during the three and six month periods ended June 30, 2007 and 2006.

In August 2007, the Company secured a binding commitment for up to $10 million in additional funding from its majority shareholder, Prides Capital Partners LLC, in the form of Senior Secured Fixed Rate Notes (Senior Secured Notes). The Senior Secured Notes will bear interest at 15% per annum and are payable semi-annually. The Notes will mature on August 31, 2010. The Company believes that cash and cash equivalents as of June 30, 2007 of $2.9 million together with the additional $10 million in cash available from the Senior Secured Notes are sufficient to fund operations for the remainder of the year, provided the Company is able to meet its business forecast.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company has accounted for the sale of its German, Spanish and Portuguese Web sites as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these Web sites have been reclassified and presented as discontinued operations for all periods presented. The transaction is further discussed in Note 12-Discontinued Operations.

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

3. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2007 and 2006 as their effect is anti-dilutive.

4. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (Nutrio), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million could be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid $1.25 million related to the 2006 earn out and accordingly this payment was included in accrued liabilities and goodwill in the accompanying Consolidated Balance Sheet as of December 31, 2006. The remaining performance-based earn out of up to $1.25 million will be based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to be able to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of 1.98 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (Prides Capital). Warrants to purchase approximately 1.19 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

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

A summary of the purchase price for the acquisition, including $1.25 million related to the 2006 earn out, is as follows (in thousands):

Cash	$9,750
Liabilities assumed	(172)
Direct acquisition costs	604

Total purchase price	$10,182

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price was allocated as follows (in thousands):

Assets acquired (including cash of $132)	$431
Intangibles	3,088
Liabilities assumed	(172)
Deferred tax liability	(1,158)
Reduction of eDiets valuation allowance	1,158
Goodwill	6,835

Total	$10,182

Intangibles acquired consist of the following (in thousands):

Customer relationships	$1,990
Technology	500
Non-compete agreements	350
Tradename	170
Web site content	78

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

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Subscription	$5,124	$10,775	$11,256	$21,337
Advertising	750	996	1,488	2,025
Meal delivery	711	879	1,391	1,918
Business-to-business	550	376	1,085	376
Royalties	339	240	580	477
Commissions	45	163	128	546
Ecommerce	32	152	67	410

	$7,551	$13,581	$15,995	$27,089

7. STOCK-BASED COMPENSATION

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of June 30, 2007, there were 353,626 shares of restricted stock and 733,047 options outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two or three year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of June 30, 2007, 1,098,188 options are outstanding under the Plan.

In May 1996, the Company adopted the “Startup Equity Program” (the Startup Program), pursuant to which the Company granted non-qualified stock options to certain employees and consultants during the Company’s start-up phase. Options granted under the Start-up Program are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. In addition, through the first half of 1999, the Company granted additional stock options to certain employees and non-employees, which were issuable at the discretion of the Company’s Board of Directors. All such additional options are exercisable over a five or ten-year period from the date of grant at an exercise price of $0.01 per share and are fully vested. As of June 30, 2007, 52,800 options are outstanding under the Startup Program.

The Company grants stock options and restricted stock awards to its employees, officers and directors. The Company accounts for its stock-based compensation plans in accordance with FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”). Under the provisions of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees and directors. The Company uses the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. For directors, effective January 1, 2007, the Company uses the historical exercise experience in determining the expected term.

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

During the three months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.5 million and $0.2 million, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards, excluding grants made to its shareholder Prides Capital) of $0.6 million and $0.7 million, respectively.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of 2007, the Company granted 158,421 options to directors and 530,000 options to employees, with a weighted average fair value of $1.91. Also, during the second quarter of 2007, the Company granted 14,512 restricted stock awards to its directors and 225,000 restricted stock awards to an employee, with a weighted average fair market value of $3.79. For the six months ended June 30, 2006, the Company granted 62,500 options to directors and 7,500 options to employees, with a weighted average fair value of $2.91. Also, during the second quarter of 2006, the Company granted 150,000 restricted stock awards to employees, with a weighted average fair market value of $4.49.

As of June 30, 2007, there was $1.1 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

As of June 30, 2007, there was $0.7 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.4 years.

For the three months ended June 30, 2007, the Company granted 44,626 stock options and 22,427 restricted stock awards to its shareholder Prides Capital as compensation for its two representative directors. For the comparable period in the prior year, the Company granted 37,500 stock options. Compensation expense of $0.1 million was recorded for each of the three and six months ended June 30, 2007 related to such grants.

For the three and six months ended June 30, 2007 there were 120,716 shares and 155,032 shares issued from stock option exercises, respectively. Cash received from those exercises were $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively.

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

The Company recorded $0.1 million of income tax expense for both the three and six months ended June 30, 2007, and $38,000 and $46,000 for the corresponding periods in the prior year.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,442)	$(788)	$(2,699)	$(4,358)
Other comprehensive income (loss):
Foreign currency translation	(156)	49	(186)	68

Comprehensive loss	$(1,598)	$(739)	$(2,885)	$(4,290)

Accumulated other comprehensive income as of June 30, 2007 and December 31, 2006 consists of foreign currency translation.

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
U.S. business-to-consumer	$6,662	$12,965	$14,330	$26,236
U.S. business-to-business	550	376	1,085	376

Total U.S.	7,212	13,341	15,415	26,612
Europe	339	240	580	477

Consolidated net revenues	$7,551	$13,581	$15,995	$27,089

Segment loss:
U.S. business-to-consumer	$(1,713)	$(852)	$(3,165)	$(4,656)
U.S. business-to-business	16	18	(9)	18

Total U.S.	(1,697)	(834)	(3,174)	(4,638)
Europe	334	230	553	458

Consolidated loss from operations	$(1,363)	$(604)	$(2,621)	$(4,180)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows (in thousands):

	June 30, 2007	December 31, 2006
Identifiable assets:
U.S. business-to-consumer	$11,718	$13,418
U.S. business-to-business	9,320	10,407

Total U.S.	21,038	23,825
Europe	2,755	3,712

Identifiable assets from continuing operations	23,793	27,537
Identifiable assets from discontinued operations	—	7

Total identifiable assets	$23,793	$27,544

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2007	December 31, 2006
Long-lived assets, net:
U.S. business-to-consumer	$1,822	$1,800
U.S. business-to-business	12	6

Total long-lived assets	$1,834	$1,806

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total U.S.	12,026	12,026
Europe	1,623	1,590

Total goodwill	$13,649	$13,616

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

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and gain on disposal of the three Web sites are segregated and reported as discontinued operations for all periods presented in this report. As of June 30, 2007 there were no remaining assets that were held for sale. Operating results for the Web sites are included in the Condensed Consolidated Statements of Operations in net loss from discontinued operations for all periods presented and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$306	$—	$570

Loss from operations	$—	$(192)	$—	$(277)

Loss from operations, net of tax	$—	$(191)	$—	$(274)

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

14. SUBSEQUENT EVENTS

In July 2007 the Company entered into a capital lease obligation of approximately $0.5 million related to a technology platform upgrade. In connection with this transaction the Company increased its restricted cash balance by $0.5 million. Such amount represents funds held by a financial institution as collateral for a letter of credit established with this lease.

In August 2007 the Company secured a binding commitment from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, which calls for up to $10 million to be borrowed by the Company in the form of senior secured notes. The notes will be issued on August 31, 2007 and call for semi-annual interest payments of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the notes will be used to invest in opportunities to grow the business such as advertising for our meal delivery program and our technology platform upgrade, and for general corporate purposes. The maturity date of the notes will be August 31, 2010 and, at Prides’ option, the repayment of the notes can be funded through an issuance of equity by the Company. In connection with the financing, warrants to purchase one million shares at $5.00 per share will also be issued to Prides. The warrants have a 10 year expiration date and are redeemable at the option of the Company upon the occurrence of certain events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our weight-loss programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches and the supplier of our meal delivery services;

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

OUR BUSINESS

Recent Developments

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses and net decreases in cash and cash equivalents during the three and six month periods ended June 30, 2007 and 2006.

In August 2007, the Company secured a commitment for up to $10 million in additional funding from its majority shareholder of the Company in the form of Senior Secured Fixed Rate Notes (Senior Secured Notes). The Senior Secured Notes will bear interest at 15% per annum and are payable semi-annually. The Notes will mature on August 31, 2010.

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the Internet to bring diet, fitness and healthy lifestyle solutions to everyone. We generate revenue in four ways.

•	We sell internet-based weight-loss programs.

•	We also offer a range of tangible products online and in 2006 entered the meal delivery business.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Web sites.

•	We also sell advertising throughout our content assets, which are primarily our diet, fitness and healthy lifestyle-oriented Web sites.

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

Meal Delivery Business

In 2006 we began to offer a nationwide weight loss oriented meal delivery service. Individuals may purchase a full week of freshly prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. We launched a newly branded and configured service early in the second quarter of 2007 under the name eDiets DeliciouslyYours.

License Business

With our May 2006 acquisition of Nutrio.com, Inc. (“Nutrio” and also known as “eDiets Corporate Services”), a leading provider of interactive private-label nutrition, fitness and wellness programs, eDiets entered the business-to-business channel. Our eDiets Corporate Services subsidiary is actively engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries.

We also recognize royalty revenue as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets’s brand name and diet plan technology in the UK and Ireland and having licensed to eDiets International GmbH similar rights for certain European and Latin American countries.

Content Business

Our advertising sales revenues are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes and Success Stories. Over 80% of visitors to our site are women between the ages of 25 and 54.

Additional advertising revenues are generated through placements in our 12 free opt-in email newsletters and through placements within the subscription sales process. Today between one and two million unique individuals visit the content portions of www.eDiets.com each month.

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

REVENUE RECOGNITION:

We offer subscriptions to the proprietary content contained in our Web sites. Revenues from customer subscriptions represent the majority of our business and are paid in advance mainly via credit cards. Subscriptions to weight-loss plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the subscription.

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

At June 30, 2007 we had $13.6 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.6 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe with the remaining $5.2 million of goodwill related to the U.S. business-to-consumer reporting unit.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of June 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of revenue	20	19	20	20
Technology and development	13	6	12	5
Sales, marketing and support	58	65	60	74
General and administrative	22	14	21	16
Amortization of intangible assets	4	1	4	1
Other income, net	*	*	*	1
Income tax provision	1	*	1	*
Loss from discontinued operations	—	1	—	1
Net loss	(19)%	(6)%	(17)%	(16)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Revenue: Total revenue for the three and six months ended June 30, 2007 was $7.6 million and $16.0 million, a decrease of 44% and 41% versus the $13.6 million and $27.1 million recorded for the comparable prior year periods.

Subscription or membership revenue was $5.1 million and $11.3 million (68% and 70% of total revenue) in the three and six months ended June 30, 2007, respectively, and $10.8 million and $21.3 million (79% and 79% of total revenue) in the prior year periods. The decrease in subscription or membership revenue was due to a smaller base of paying members during those periods. The paying member base as of June 30, 2007 was approximately 90,000 compared to 179,000 a year ago.

All other revenue sources totaled $2.5 million and $4.7 million (32% and 30% of total revenue) for the three and six months ended June 30, 2007, respectively, and $2.8 million and $5.8 million (21% and 21% of total revenue) in the comparable prior year periods. Other revenues for the three and six months ended June 30, 2007, respectively, include:

•	$0.7 million and $1.4 million of meal delivery revenue, including shipping revenue,

•	$0.6 million and $1.1 million of business-to-business revenue,

•	$0.8 million and $1.5 million of revenue from the sale of advertising on our web sites and in our newsletters,

•	$0.3 million and $0.6 million in royalty revenue, and

•	$0.1 million and $0.2 million from all other sources such as commissions and other ecommerce sales.

As the Company’s revenue streams continue to become more diversified we expect non-subscription revenues to continue to become a larger share of total revenue.

Deferred revenue by type is as follows (in millions):

	June 30, 2007	December 31, 2006
Deferred revenue:
U.S. business-to-consumer	$1.3	$2.1
U.S. business-to-business	0.5	0.2

Total U.S.	1.8	2.3
Europe	2.1	2.1

Total deferred revenue	$3.9	$4.4

Cost of Revenue: Cost of revenue consists primarily of product costs, revenue sharing and credit card fees. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of revenue decreased to $1.5 million and $3.2 million for the three and six months ended June 30, 2007 as compared to $2.5 million and $5.4 million for the prior year periods due to decreases in credit card fees and royalty payments caused by lower subscription revenue. Gross margin as a percent of revenue declined to 80% for the three months ended June 30, 2007 from 81% from the respective prior year period. In the future we anticipate our gross margin will decline as meal delivery revenue becomes a larger share of total revenue.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $1.0 million and $1.9 million for the three and six months ended June 30, 2007, respectively, as compared to $0.8 million and $1.4 million in the corresponding prior year periods, with the increase mainly due to additional personnel and related costs, including Nutrio which was acquired in May 2006.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. These expenses decreased to $4.4 million and $9.6 million for the three and six months ended June 30, 2007, respectively, from $8.8 million and $20.0 million in the corresponding prior year periods due to lower advertising media expenses. In total, advertising media expense was $2.8 million and $6.4 million for the three and six months ended June 30, 2007, respectively, as compared to $7.1 million and $16.5 million for the corresponding prior year periods.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.7 million and $3.4 million for the three and six months ended June 30, 2007, respectively, as compared to $2.0 million and $4.4 million in the corresponding prior year periods. The decrease for the current period compared to the prior year quarter was mainly due to lower personnel and related costs. For the six months ended June 30, 2006 the Company recorded $0.7 million of costs related to the severance arrangement with our former Chief Executive Officer.

Also included in general and administrative expenses are stock-based compensation costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively as compared to $0.1 million and $0.5 million in the corresponding prior year periods.

Amortization of Intangible Assets: Amortization expense increased to $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, from $0.1 million for each of the corresponding prior year periods. The increase in expense was related to amortization for the intangible assets recorded in the May 2006 acquisition of Nutrio.

Other Income, net: Other income, net, mainly includes interest income and interest expense. We recorded other income, net of $4,000 and $0.1 million for the three and six months ended June 30, 2007, respectively, as compared to $45,000 and $0.1 million in the corresponding prior year periods.

Income Tax Provision: Income tax provision of $0.1 million for both the three and six months ended June 30, 2007, respectively, primarily relates to the operations of eDiets Europe. In the prior year an insignificant provision was required.

Loss from Discontinued Operations: Loss from discontinued operations was $0.2 million and $0.3 million for the three and six months ended June 30, 2006. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese Web sites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $(1.4) million and $(2.7) million for the three and six months ended June 30, 2007, respectively, as compared to a net loss of $(0.8) million and $(4.4) million for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities: For the six months ended June 30, 2007, we used $(1.6) million of cash in operating activities. The negative cash flow related to our net loss of $(2.7) million, adjusted for certain non-cash items totaling $1.8 million offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(0.7) million.

For the six months ended June 30, 2006, we used $(3.0) million of cash in operating activities, including $(0.3) million used in discontinued operations. The remaining negative cash flow related to our net loss from continuing operations of $(4.1) million, adjusted for certain non-cash items totaling $1.5 million and an aggregate decrease in cash flows from our operating assets and liabilities of $(0.1) million.

Cash Flows from Investing Activities: For the six months ended June 30, 2007 we used $(1.7) million of cash in investing activities. The cash usage was primarily due to a performance based payment of $(1.25) million to Nutrio shareholders and to purchases of computer equipment, software development costs and leasehold improvements of $(0.4) million.

For the six months ended June 30, 2006 we used $(9.8) million of cash in investing activities. The cash usage was primarily due to the acquisition of Nutrio in May 2006 for $(8.9) million, changes in restricted cash of $(0.5) million and purchases of computer equipment and software development costs of $(0.4) million.

Cash Flows from Financing Activities: Our financing activities provided $0.3 million of cash for the six months ended June 30, 2007. The cash provided for the six months ended June 30, 2007 was primarily attributable to $0.4 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $(0.1) million.

For the six months ended June 30, 2006 our financing activities provided for $9.0 million. The cash provided for the six months ended June 30, 2006 was primarily attributable to $8.5 million of proceeds from the issuance of common stock to Prides Capital and $1.5 million in proceeds from the exercise of stock options, offset by $(0.8) million of common stock issuance costs and the repayment of capital lease obligations of $(0.1) million.

Available Cash: At June 30, 2007, we had $2.9 million of unrestricted cash and cash equivalents compared to $6.0 million of unrestricted cash and cash equivalents at December 31, 2006.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses and net decreases in cash and cash equivalents during the three and six month periods ended June 30, 2007 and 2006.

In August 2007, the Company secured a binding commitment for up to $10 million in additional funding from its majority shareholder in the form of Senior Secured Fixed Rate Notes (Senior Secured Notes). The Senior Secured Notes will bear interest at 15% per annum and are payable semi-annually. The Notes will mature on August 31, 2010. The Company believes that cash and cash equivalents as of June 30, 2007 of $2.9 million together with the additional $10 million in cash available from the Senior Secured Notes are sufficient to fund operations for the remainder of the year, provided the Company is able to meet its business forecast. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at June 30, 2007.

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

DATE: August 14, 2007

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company