Form 10-Q
period 2007-09-30
EDIETS COM INC
filed 2007-11-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2007:

Common Stock, $.001 par value per share	24,921,361 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,147	$6,015
Accounts receivable, net	1,593	1,699
Prepaid advertising costs	95	388
Prepaid meal delivery	180	84
Prepaid expenses and other current assets	422	302

Total current assets	12,437	8,488

Restricted cash	1,044	544
Property and office equipment, net	2,676	1,806
Intangibles, net	2,006	2,869
Goodwill	13,745	13,616
Other assets	248	214
Assets of discontinued operations	—	7

Total assets	$32,156	$27,544

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,349	$2,409
Accrued liabilities	2,825	4,056
Current portion of capital lease obligations	470	213
Deferred revenue	1,837	2,449

Total current liabilities	7,481	9,127

Capital lease obligations, net of current portion	246	142
Deferred revenue	1,973	1,952
Deferred tax liability	68	67
Senior secured note, net – related party	6,066	—
Liabilities of discontinued operations	—	60

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock	25	25
Additional paid-in capital	40,413	34,878
Accumulated other comprehensive (loss) income	(123)	89
Accumulated deficit	(23,993)	(18,796)

Total stockholders' equity	16,322	16,196

Total liabilities and stockholders’ equity	$32,156	$27,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Continuing Operations:
REVENUE	$6,835	$12,179	$22,829	$39,268

COSTS AND EXPENSES:
Cost of revenue	1,886	2,323	5,087	7,680
Technology and development	883	873	2,774	2,226
Sales, marketing and support	4,218	5,909	13,787	25,881
General and administrative	1,860	2,268	5,233	6,698
Amortization of intangible assets	303	302	908	459

Total costs and expenses	9,150	11,675	27,789	42,944

(Loss) income from operations	(2,315)	504	(4,960)	(3,676)
Other (expense) income, net	(125)	12	(40)	150
Income tax provision	(55)	(9)	(197)	(54)

(Loss) income from continuing operations	(2,495)	507	(5,197)	(3,580)

Discontinued Operations:
Loss from operations, net of tax	—	(82)	—	(352)
Gain on disposal, net of tax	—	40	—	40

Loss from discontinued operations, net of tax	—	(42)	—	(312)

Net (loss) income	$(2,495)	$465	$(5,197)	$(3,892)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.10)	$0.02	$(0.21)	$(0.16)
Loss from discontinued operations	—	(0.00)	—	(0.01)

Net (loss) income	$(0.10)	$0.02	$(0.21)	$(0.17)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.10)	$0.02	$(0.21)	$(0.16)
Loss from discontinued operations	—	(0.00)	—	(0.01)

Net (loss) income	$(0.10)	$0.02	$(0.21)	$(0.17)

Weighted average common and common equivalent shares outstanding:
Basic	24,880	24,219	24,765	23,004

Diluted	24,880	24,739	24,765	23,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,197)	$(3,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	759	707
Amortization of intangibles	908	459
Provision for bad debt	17	210
Stock-based compensation	1,180	881
Deferred tax benefit	(4)	(8)
Loss on disposal of fixed assets	161	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	118	16
Prepaid expenses and other assets	96	(612)
Accounts payable and accrued liabilities	(109)	(608)
Deferred revenue	(776)	(215)

Net cash used in operating activities	(2,847)	(3,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of cash acquired	(1,250)	(8,932)
Changes in restricted cash	(500)	(544)
Purchases of property and office equipment	(1,162)	(1,037)

Net cash used in investing activities	(2,912)	(10,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	—	(1,025)
Proceeds from exercise of stock options	381	1,824
Proceeds from issuance of stock	—	10,026
Proceeds from senior secured notes, net – related party	9,800	—
Repayment of capital lease obligations	(267)	(210)

Net cash provided by financing activities	9,914	10,615

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating Activities
Net loss	—	312
Gain on disposal of intangibles and fixed assets, net	—	(40)
Deferred tax benefit	—	9
Prepaid expenses and other assets	—	(11)
Accounts payable and accrued liabilities	—	(744)

Net cash used in operating activities	—	(474)

Net cash used in investing activities	—	—

Net cash provided by financing activities	—	—

Net cash decrease from discontinued operations	—	(474)

Effect of exchange rate changes on cash and cash equivalents	(23)	78

NET DECREASE IN CASH AND CASH EQUIVALENTS	4,132	(3,343)
Cash and cash equivalents, beginning of period	6,015	8,612

Cash and cash equivalents, end of period	$10,147	$5,269

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18	$45

Cash paid for income taxes	$32	$24

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$628	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to individual consumers and to businesses primarily in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Certain prior year information related to discontinued operations has been reclassified to conform to the current year presentation.

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company has accounted for the sale of its German, Spanish and Portuguese Web sites in the third quarter of 2006 as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these Web sites have been reclassified and presented as discontinued operations for all periods presented. The transaction is further discussed in Note 11-Discontinued Operations.

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

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of FASB Statement 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 8 – Income Taxes for further discussion.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently in the process of evaluating the effects of this new accounting standard; however, the Company does not anticipate that SFAS 157 will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company will be required to adopt SFAS No. 159 on January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations or financial position.

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

3. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding of 385,222, 407,561 and 784,369 have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2007 and for the nine months ended September 30, 2006, respectively, as their effect is anti-dilutive.

4. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (Nutrio), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and optionholders of Nutrio was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million could be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid $1.25 million related to the 2006 earn out and accordingly this payment was included in accrued liabilities and goodwill in the accompanying Consolidated Balance Sheet as of December 31, 2006. The remaining performance-based earn out of up to $1.25 million will be based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to be able to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of 1.98 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (Prides Capital). Warrants to purchase approximately 1.19 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, Business Combinations. The results of operations of Nutrio have been included in the Company’s financial statements for periods subsequent to May 18, 2006. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of net assets acquired of approximately $5.6 million has been reflected as goodwill. This amount could increase by up to $1.25 million at December 31, 2007 if Nutrio’s remaining performance-based earn out, which is based on Nutrio’s financial performance during 2007, is achieved.

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

$3,088

5. INTANGIBLES AND GOODWILL

Intangible assets related to the 2006 acquisition of Nutrio (see Note 4) and are being amortized using the straight-line method over periods ranging from 2- 5 years with a weighted average life of approximately 2.8 years. Intangible assets related to the acquisition of eDiets Europe Ltd (eDiets Europe) in July 2004 are being amortized using the straight-line method over a period of 15 years. The Company reviews each intangible asset type and goodwill on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exist. See Note 14 – Subsequent Events for further discussion.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company collects customer subscription amounts in advance and maintains a reserve for refunds related to cancelable plans. Under cancelable plans, customers are entitled to cancel their memberships after an initial length of stay and receive a refund of only the unused portion of the membership.

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

Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese Web sites.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Subscription	$4,369	$9,481	$15,625	$30,818
Meal delivery	1,035	666	2,427	2,584
Business-to-business	713	704	1,797	1,004
Advertising	490	932	1,978	2,957
Royalties	160	249	741	725
Commissions	31	65	158	612
Ecommerce	37	82	103	493
Other revenue	—	75	—	75

	$6,835	$12,179	$22,829	$39,268

7. STOCK-BASED COMPENSATION

In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of September 30, 2007, there were 341,314 shares of restricted stock and 733,047 options outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two or three year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of September 30, 2007, 1,020,630 options are outstanding under the Plan.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the three months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.5 million and $0.2 million, respectively. During each of the nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $1.2 million and $0.9 million, respectively.

A summary of option activity under the Company’s stock plans as of September 30, 2007 and the changes during the first nine months of 2007 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	1,355	$3.54	4.11
Granted	758	3.78
Exercised	(196)	1.98
Forfeited	(16)	5.12
Expired	(147)	3.89

Outstanding at September 30, 2007	1,754	$3.77	4.38	$797

Vested or expected to vest at September 30, 2007	1,544	$3.77	4.37	$732

Exercisable at September 30, 2007	932	$3.74	4.31	$554

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash received from stock option exercises were $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, there was $0.9 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the restricted stock awards under the Company’s Incentive Plan as of September 30, 2007 and the changes during the first nine months of 2007 are presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2006	135	$4.49
Granted	262	3.79
Vested	(51)	4.15
Forfeited	(5)	4.49

Non-vested at September 30, 2007	341	$3.95

As of September 30, 2007, there was $0.6 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.2 years.

8. INCOME TAXES

The Company adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company recorded $0.1 million and $0.2 million of income tax expense for the three and nine months ended September 30, 2007, respectively, and $9,000 and $0.1 million of income tax expense for the corresponding periods in the prior year, respectively.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(2,495)	$465	$(5,197)	$(3,892)
Other comprehensive income (loss):
Foreign currency translation	(28)	(3)	(212)	65

Comprehensive loss	$(2,523)	$462	$(5,409)	$(3,827)

Accumulated other comprehensive income as of September 30, 2007 and December 31, 2006 consists of foreign currency translation.

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
U.S. business-to-consumer	$5,962	$11,235	$20,286	$37,548
U.S. business-to-business	713	704	1,797	1,004

Total U.S.	6,675	11,939	22,083	38,552
Europe	160	240	746	716

Consolidated net revenues	$6,835	$12,179	$22,829	$39,268

Segment (loss) income:
U.S. business-to-consumer	$(2,678)	$234	$(5,865)	$(4,428)
U.S. business-to-business	218	40	209	65

Total U.S.	(2,460)	274	(5,656)	(4,363)
Europe	145	230	696	687

Consolidated (loss) income from operations	$(2,315)	$504	$(4,960)	$(3,676)

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows (in thousands):

	September 30, 2007	December 31, 2006
Identifiable assets:
U.S. business-to-consumer	$20,614	$13,418
U.S. business-to-business	9,100	10,407

Total U.S.	29,714	23,825
Europe	2,442	3,712

Identifiable assets from continuing operations	32,156	27,537
Identifiable assets from discontinued operations	—	7

Total identifiable assets	$32,156	$27,544

Long-lived assets, net:
U.S. business-to-consumer	$2,665	$1,800
U.S. business-to-business	11	6

Total long-lived assets	$2,676	$1,806

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total U.S.	12,026	12,026
Europe	1,719	1,590

Total goodwill	$13,745	$13,616

11. DISCONTINUED OPERATIONS

On September 1, 2006, the Company transferred the ownership of its German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues. These websites were unprofitable for several periods prior to their transfer. The Company exited these markets due to the limited potential to improve the profitability of the websites their distance from the Company’s operational center, and the differences in their market and consumer dynamics compared with the Company’s primary market in the U.S.

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and gain on disposal of the three websites are segregated and reported as discontinued operations for all periods presented in this report. As of September 30, 2007 there were no remaining assets that were held for sale. Operating results for the websites are included in the Condensed Consolidated Statements of Operations in net loss from discontinued operations for all periods presented and are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$203	$—	$773
Loss from operations, net of tax	$—	$(82)	$—	$(352)
Gain on disposal, net of tax	$—	$40	$—	$40
Loss from discontinued operations, net of tax	$—	$(42)	$—	$(312)

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. DEBT TRANSACTIONS

In July 2007 the Company entered into a two-year capital lease obligation for approximately $0.5 million to finance a portion of our technology platform upgrade.

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s largest shareholder, in the form of a Senior Secured Note and accompanying agreements (“Note”). The Note calls for semi-annual interest payments of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the Note will be used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the Note is August 31, 2010. The Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Note at maturity through the issuance of equity at $3.29 per share. In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.0 million, which will be amortized over the three- year term of the Note using the effective interest method.

Additionally, in connection with the financing, warrants to purchase one million shares at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company upon the occurrence of certain events. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the Note using the effective interest method.

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and will be amortized over the three-year term of the Note using the effective interest method.

The Note places certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Note, the Company granted Prides a security interest in all of the Company’s equipment, inventory, accounts receivable, trademarks, copyrights, trade secrets, certain pledged equity, certain pledged debt, and certain pledged intellectual property. At September 30, 2007 the Company is in compliance with all the covenants in the Note.

13. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

14. SUBSEQUENT EVENTS

The Company is currently evaluating events that are occurring in the fourth quarter of 2007 which may lead to uncertainty regarding future royalty revenue from its European segment. This evaluation could lead to a non-cash impairment of some or all of the goodwill and intangible assets associated with the European segment in the fourth quarter or thereafter.

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

OUR BUSINESS

Recent Developments

On November 14, 2007, Steve Rattner was named President and Chief Executive Officer of the Company. Mr. Rattner joined eDiets in May 2006 following the acquisition of Nutrio.com, Inc., of which he was President and Chief Executive Officer, as well as co-Founder.

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

We also recognize royalty revenue as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland and having licensed to eDiets International GmbH similar rights for certain European and Latin American countries.

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

We collect customer subscription amounts in advance and maintain a reserve for refunds related to cancelable plans. Under cancelable plans, customers are entitled to cancel their memberships after an initial length of stay and receive a refund of only the unused portion of the membership.

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

At September 30, 2007 we had $13.7 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio. Approximately $1.7 million of goodwill was recorded as a result of the July 2004 acquisition of eDiets Europe, with the remaining $5.2 million of goodwill related to the U.S. business-to-consumer reporting unit.

The Company is currently evaluating events that are occurring in the fourth quarter of 2007 which may lead to uncertainty with respect to future royalty revenue prospects from its European segment. This evaluation could lead to a non-cash impairment of some or all of the goodwill and intangible assets associated with the European segment in the fourth quarter or thereafter.

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

ACCOUNTING FOR INCOME TAXES:

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of September 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of revenue	28	19	22	20
Technology and development	13	7	12	6
Sales, marketing and support	62	49	60	66
General and administrative	27	19	23	17
Amortization of intangible assets	4	2	4	1
Other income, net	(2)	*	*	*
Income tax provision	(1)	*	(1)	*
Loss from discontinued operations	—	*	—	(1)
Net (loss) income	(37)%	4%	(23)%	(10)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue: Total revenue for the three and nine months ended September 30, 2007 was $6.8 million and $22.8 million, a decrease of 44% and 42%, respectively, versus the $12.2 million and $39.3 million recorded for the comparable prior year periods.

Subscription revenue was $4.4 million and $15.6 million in the three and nine months ended September 30, 2007, respectively, and $9.5 million and $30.8 million in the prior year periods. Subscription revenue is driven by the following two factors: the average number of subscribers and the average weekly fee paid by subscribers. For the three and nine months ended September 30, 2007, the average subscriber base was 49% and 46% lower than the corresponding prior year periods and the average weekly fees were 9% and 7% lower than the corresponding prior year periods. Fewer subscribers were added for all periods in 2007 compared to 2006 as the cost to acquire a subscriber had increased significantly, thereby causing us to reduce our advertising expenditures in the current year.

All other revenue sources totaled $2.5 million and $7.2 million for the three and nine months ended September 30, 2007, respectively, and $2.8 million and $8.5 million in the comparable prior year periods. Other or non-subscription revenues, and as a respective percentage of change from period to period, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs.	Nine Months Ended September 30, 2007 vs.
	2007	2006	2007	2006	September 30, 2006	September 30, 2006
Meal delivery	$1,035	$666	$2,427	$2,584	55%	(6)%
Business-to-business	713	704	1,797	1,004	1	79
Advertising	490	932	1,978	2,957	(47)	(33)
Royalties	160	249	741	725	(36)	2
Other	68	222	261	1,180	(69)	(78)

Total	$2,466	$2,773	$7,204	$8,450	(9)%	(15)%

Meal delivery, which was introduced in January 2006, and includes shipping revenue, increased 55% in the current quarter as compared to the corresponding prior year period, as the Company increased its advertising and dedicated more technology resources towards that line of business. For the nine months ended September 30, 2007 meal delivery revenues were down 6% compared to the same prior year period due to lower revenues in the first half of 2007. During the first half of 2007, the Company reduced its advertising in preparation for a re-launch of that line of business in the second quarter of 2007.

Business-to-business revenues, which are primarily license related revenues were flat for the quarter while deferred revenue related to business to business revenue was approximately $0.5 million at September 30, 2007 and $0 at September 30, 2006. In 2007, we recorded nine months of business-to-business revenue compared to four and one half months of business-to-business revenue in 2006, as Nutrio was acquired in May 2006.

Advertising revenue from our website and our newsletter decreased by 47% and 33% for the three and nine months ended September 30, 2007, respectively, from the corresponding prior year periods, due to fewer site visitors who observe third-party banner impressions in 2007. Visitors to our websites declined in 2007 in part due to a 57% decrease in advertising expenditures.

In the future the Company expects that revenue streams from revenue sources other than subscriptions will continue to become a larger share of total revenue as growth rates for meal delivery are expected to exceed other lines of business.

Deferred revenue by type is as follows (in millions):

	September 30, 2007	December 31, 2006
Deferred revenue:
U.S. business-to-consumer	$1.2	$2.1
U.S. business-to-business	0.5	0.2

Total U.S.	1.7	2.3
Europe	2.1	2.1

Total deferred revenue	$3.8	$4.4

Cost of Revenue: Cost of revenue consists primarily of product costs, revenue sharing and credit card fees. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of revenue decreased to $1.9 million and $5.1 million for the three and nine months ended September 30, 2007 as compared to $2.3 million and $7.7 million for the prior year periods. Gross margin as a percent of revenue declined to 72% and 78% for the three and nine months ended September 30, 2007, respectively, from 81% and 80% from the respective prior year periods as lower margin meal delivery sales became a larger portion of total sales. We anticipate our gross margin will continue to decline in the future as meal delivery revenue becomes a larger share of total revenue.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $0.9 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.9 million and $2.2 million in the corresponding prior year periods, with the increase mainly due to additional personnel and related costs incurred in part for our technology platform upgrade.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. These expenses decreased to $4.2 million and $13.8 million for the three and nine months ended September 30, 2007, respectively, from $5.9 million and $25.9 million in the corresponding prior year periods due to decreased spending for advertising media. In total, advertising media expense which is for the U.S. business-to-consumer segment was $2.8 million and $9.2 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.3 million and $21.3 million for the corresponding prior year periods.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.9 million and $5.2 million for the three and nine months ended September 30, 2007, respectively, as compared to $2.3 million and $6.7 million in the corresponding prior year periods. The decrease for the current period compared to the prior year quarter was mainly due to lower professional and consultant fees. For the nine months ended September 30, 2006 the Company recorded $0.7 million of costs related to the severance arrangement with our former Chief Executive Officer.

Also included in general and administrative expenses are stock-based compensation costs of $0.3 million and $0.7 million for the three and nine months ended September 30, 2007, respectively as compared to $0.1 million and $0.6 million in the corresponding prior year periods.

Amortization of Intangible Assets: Amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2007, respectively, compared to $0.3 million and $0.5 million for the corresponding prior year periods. In 2007 we recorded nine months or amortization related to intangible assets from the Nutrio acquisition compared to four and a half months of amortization in 2006.

Other (Expense) Income, net: Other income, net, mainly includes interest income and interest expense. We recorded other expense, net of $(0.1) million and $(40,000) for the three and nine months ended September 30, 2007, respectively, as compared to other income, net of $12,000 and $0.2 million in the corresponding prior year periods. The increase in other expense relates to the interest expense recorded in connection with the senior secured note issued in August 2007.

Income Tax Provision: Income tax provision of $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, primarily relates to the operations of eDiets Europe. In the prior year we recorded $(9,000) and $(0.1) million of income tax expense, respectively.

Loss from Discontinued Operations: Loss from discontinued operations was $(42,000) and $(0.3) million for the three and nine months ended September 30, 2006. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese Web sites to a third party in exchange for an ongoing royalty on future subscriptions and advertising revenues.

Net (Loss) Income: As a result of the factors discussed above, we recorded a net loss of $(2.5) million and $(5.2) million for the three and nine months ended September 30, 2007, respectively, as compared to a net income of $0.5 million and a net loss of $(3.9) million for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities is for online and offline advertising promoting diet and meal programs to potential customers. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business.

At September 30, 2007, we had net working capital of $5.0 million, compared to net working capital of $(0.6) million at December 31, 2006. Cash and cash equivalents at September 30, 2007 were $10.1 million, an increase of $4.1 million from the balance of $6.0 million at December 31, 2006. In 2007 our principal source of liquidity was borrowing $10 million with a three-year term from our largest shareholder to invest in opportunities to grow the business, including advertising our meal delivery program and upgrading our technology platform.

In the third quarter of 2007 we entered into a capital lease obligation of approximately $0.5 million to finance a portion of our technology platform upgrade.

Prior to 2007 we have utilized equity financing to fund operating cash deficits. At the present time we believe that we have adequate cash to fund our working capital and capital expenditures for at least the next 12 months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional debt or equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the nine months ended September 30, 2007, we used $(2.8) million of cash in operating activities. The negative cash flow related to our net loss of $(5.2) million, adjusted for, among other things, certain non-cash items including $0.8 million of depreciation, $0.9 million of amortization of intangibles, $1.2 million of stock-based compensation, $0.2 million loss on disposal of fixed assets related to the write-off of certain internal developed software costs due to our expected technology platform upgrade in the fourth quarter of 2007, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(0.7) million.

For the nine months ended September 30, 2006, we used $(3.0) million of cash in operating activities. The negative cash flow related to our net loss of $(3.9) million, adjusted for, among other things, certain non-cash items including $0.7 million of depreciation, $0.5 million of amortization of intangibles, $0.9 million if stock based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(1.5) million.

Cash Flows from Investing Activities: For the nine months ended September 30, 2007 we used $(2.9) million of cash in investing activities. The cash usage was due to a performance based payment of $(1.25) million to Nutrio shareholders, an increase in restricted cash of $(0.5) million to fund a collateral account related to a capital lease obligation for our technology platform upgrade, and to purchases of computer equipment, software development costs and leasehold improvements totaling $(1.2) million.

For the nine months ended September 30, 2006 we used $(10.5) million of cash in investing activities. The cash usage was primarily due to the acquisition of Nutrio in May 2006 for $(8.9) million, changes in restricted cash of $(0.5) million and purchases of computer equipment and software development costs of $(1.0) million.

Cash Flows from Financing Activities: Our financing activities provided $9.9 million of cash for the nine months ended September 30, 2007. The cash provided for the nine months ended September 30, 2007 was primarily attributable to $9.8 million in net proceeds from the related party senior secured note and $0.4 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $(0.3) million.

For the nine months ended September 30, 2006 our financing activities provided for $10.6 million. The cash provided for the nine months ended September 30, 2006 was primarily attributable to $9.0 million in net proceeds from the issuance of common stock to Prides Capital and $1.8 million in proceeds from the exercise of stock options, offset by the repayment of capital lease obligations of $(0.2) million.

Cash Flows from Discontinued Operations: For the nine months ended September 30, 2006, we used $(0.5) million in operating activities related to certain unprofitable European websites prior to transferring them to a third party in September 2006.

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio as the interest rate related to our $10.0 million debt is fixed. Investments are made in accordance with our investment policy and consist of high grade commercial paper. We do not use derivative financial instruments to hedge against interest rate risk as all investments are in the form of held-to-maturity securities with an original maturity of three months or less. Due to the short-term nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at September 30, 2007.

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

Item 2.	None

Item 3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on August 21, 2007 the Company’s stockholders voted on the following proposal:

1.	Proposal to elect directors:

	FOR	WITHHELD
Kevin A. Richardson, II	17,841,607	1,109,816
Stephen L. Cootey	17,691,435	1,259,988
Lee S. Isgur	17,360,779	1,590,644
Pedro N. Ortega-Dardet	17,838,063	1,113,360
Andrea M. Weiss	17,850,831	1,100,592
Robert L. Doretti	17,729,768	1,221,655
Ronald Luks	17,837,175	1,114,248

Item 5.	None

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ ROBERT T. HAMILTON
Robert T. Hamilton
Chief Financial Officer
(Principal Financial Officer)

DATE: November 14, 2007

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company