Form 10-K
period 2007-12-31
EDIETS COM INC
filed 2008-03-13
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the average of the bid and asked prices for such stock on that date, was approximately $39.0 million. As of February 29, 2008 there were 25,048,427 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising, specifically with respect to confronting competitors with greater resources and expertise in leveraging the same or similar advertising markets;

•	the continued attractiveness of our weight-loss programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with corporate partners and suppliers of our meal delivery services;

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

•	any delay, disruption, or suspension of our supply of prepared meals from our vendor;

•	any increase in the cost of food or energy which would negatively impact our meal delivery business;

•	changes in consumer preferences, discretionary spending and the availability of consumer credit which may particularly impact the meal delivery business;

•	product liability claims or regulatory action from the sale of prepared meals;

•	our inability to obtain sufficient and/or acceptable outside financing or funding (when and if required);

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

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

GENERAL

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways.

•	We sell digital weight-loss programs.

•	We also offer a nationwide weight loss oriented meal delivery service.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Web sites.

•	We also sell advertising throughout our content assets, which are primarily our diet, fitness and healthy lifestyle-oriented Web sites.

Subscription Business

We have been offering online subscription-based digital weight loss plans in the United States since 1998, when we launched our first diet plan. Our diet plans are personalized according to an individual’s weight goals and food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of over twenty different diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. We also began offering a subscription-based nationwide weight loss oriented meal delivery service.

Subscribers to our diet and meal delivery plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a digital diet or meal delivery product, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by licensed mental health counselors, registered dietitians and certified fitness trainers and the resources of approximately 30 customer service representatives, nutritionists and fitness personnel.

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital plans subscribers purchase programs via credit cards, with renewals billed automatically, until cancellation.

Digital subscription sales totaled $19.5 million or 66% of total revenues, in 2007. The two primary revenue drivers of this business are the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. During 2007 our digital plans subscribers paid an average price of approximately $4 per week and as of December 31, 2007 we had approximately 66,000 paying digital plans subscribers.

Meal delivery subscribers may purchase a full week or five days of freshly prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. During 2007 we recorded approximately $4.0 million in meal delivery revenue, or approximately 13% of total revenues for 2007.

License Business

Our eDiets Corporate Services subsidiary is actively engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries. During 2007 we recorded approximately $2.6 million in business to business revenue, or approximately 9% of total revenues for 2007.

We also recognized $0.9 million in royalty revenue in 2007 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland and having licensed to eDiets International GmbH similar rights for certain European and Latin American countries.

Content Business

Our advertising sales revenues were approximately $2.5 million, or 8% of total revenues for 2007, and are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes and Success Stories.

Additional advertising revenues are generated through placements in our free opt-in email newsletters and through placements within the subscription sales process.

Our Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc:

•	Commercial weight loss and Internet-based programs accounted for revenues of $3.3 billion in 2006 and is expected to reach $4.3 billion in 2010.

•	In the U.S. alone there were an estimated 72 million dieters in 2006 a 35% increase over 2000.

•	70% of U.S. dieters, or 50 million people, are “do-it-yourselfers” and currently do not participate in formal or structured programs.

•	The diet food home delivery market in 2008 is estimated at $1.5 billion and will grow 30% to $2 billion in 2010.

We believe the growing population of overweight and obese people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their lives is driving the growth of weight loss solutions. We believe our comprehensive and integrated weight loss offerings, which include personalized online subscription-based plans, our fresh meal delivery service and licensing related to private-label websites uniquely positions us in serving both consumers and businesses.

Marketing

Our total advertising spending in 2007 was $10.5 million, or 35% of revenues, and resulted in the acquisition of 107,000 paying digital plans subscribers and 6,000 meal delivery subscribers. We currently pay to advertise our services through third party online banners, online paid and natural search programs, Web affiliate programs and cable television placements. In addition, we advertise on our Web sites and in our email newsletters. Over the last two years our cost to acquire subscribers through banner advertisements on the major online portals has risen dramatically as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to paid search programs and television.

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

In addition, we depend on certain third party technology vendors for the day-to-day smooth operation and availability of our Web site and services. We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within three secure tier 1 colocation facilities in Sterling, Virginia; Miami, Florida; and Lithia Springs, Georgia. The facilities provide us with:

•	ready access to increased network bandwidth;

•	improved redundancy, security, and disaster recovery; and

•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2007, our site was operating 99.9% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

Lastly, we currently depend on a single third party meal delivery vendor for manufacture and fulfillment of our prepared meals with its operations centered in one location. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

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

GOVERNMENT REGULATION

There is an increasing number of laws and regulations being promulgated by the United States government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

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

In 2006, we started to diversify our revenue streams by entering the business-to-business nutrition space with the acquisition of Nutrio.com, Inc. (“Nutrio”) and also with our launch of a nationwide meal delivery service.

Revenue and Related Expense Recognition: Membership fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (“GAAP”), various portions of these fees are recognized ratably over the period services are being provided. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter.

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

In aggregate, we employ 103 employees, who operate out of two leased facilities totaling 21,000 square feet in Fort Lauderdale, Florida and Weston, Florida that are due to expire at various times through 2016. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $52,000.

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

	LOW BID	HIGH BID
YEAR ENDED DECEMBER 31, 2007:
Fourth quarter	$3.94	$6.09
Third quarter	$2.85	$4.14
Second quarter	$2.98	$3.92
First quarter	$2.67	$3.90
YEAR ENDED DECEMBER 31, 2006:
Fourth quarter	$2.84	$4.33
Third quarter	$3.01	$5.10
Second quarter	$4.39	$6.48
First quarter	$4.75	$8.60

As of February 29, 2008, there were approximately 91 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 2007. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Revenue
Digital plans	$19,482	$38,025	$45,241	$38,953	$32,935
Meal delivery	3,994	3,172	—	—	—
Other	6,253	7,617	7,388	6,208	5,397

Total Revenue	29,729	48,814	52,629	45,161	38,332
Costs and Expenses:
Cost of revenue
Digital plans	3,112	6,137	6,773	6,303	4,545
Meal delivery	3,665	3,170	—	—	—
Other	445	315	686	488	563

Total cost of revenue	7,222	9,622	7,459	6,791	5,108
Technology and development	3,723	3,203	2,373	2,732	1,638
Sales, marketing and support	17,029	30,445	35,035	40,389	28,363
General and administrative	6,984	8,549	5,575	4,831	4,502
Amortization of intangible assets	1,213	760	44	36	517
Impairment of goodwill and intangible assets	2,296	—	—	54	183

Total costs and expenses	38,467	52,579	50,486	54,833	40,311

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
(Loss) income from operations	(8,738)	(3,765)	2,143	(9,672)	(1,979)
Other (expense) income, net	(499)	184	156	115	13

(Loss) income before income tax (provision) benefit	(9,237)	(3,581)	2,299	(9,557)	(1,966)
Income tax (provision) benefit	(171)	(66)	(9)	27	258

Net (loss) income from continuing operations	(9,408)	(3,647)	2,290	(9,530)	(1,708)

Discontinued Operations:
Loss from operations, net of tax	—	(412)	(954)	(373)	—
Loss on disposal, net of tax	—	(41)	—	—	—

Loss from discontinued operations, net of tax	—	(453)	(954)	(373)	—

Net (loss) income	$(9,408)	$(4,100)	$1,336	$(9,903)	$(1,708)

Per Share Data:
Basic (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.38)	$(0.16)	$0.10	$(0.47)	$(0.10)
(Loss) from discontinued operations	—	(0.02)	(0.04)	(0.02)	—

Net (loss) income	$(0.38)	$(0.18)	$0.06	$(0.49)	$(0.10)

Diluted (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.38)	$(0.16)	$0.10	$(0.47)	$(0.10)
(Loss) from discontinued operations	—	(0.02)	(0.04)	(0.02)	—

Net (loss) income	$(0.38)	$(0.18)	$0.06	$(0.49)	$(0.10)

Weighted average common and common equivalent shares outstanding:
Basic	24,811	23,421	21,524	20,091	16,675

Diluted	24,811	23,421	22,428	20,091	16,675

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(4,943)	$(3,110)	$(245)	$(7,834)	$2,917
Investing activities	(4,062)	(10,609)	(718)	2,266	(677)
Financing activities	10,180	11,010	768	8,348	1,679

	DECEMBER 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$27,691	$27,544	$20,611	$20,140	$14,143
Long-term debt (excluding capital lease obligations)	6,247	—	—	—	2
Stockholders’ equity	12,862	16,196	7,625	5,296	5,950

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Revenue	100%	100%	100%
Cost of revenue	24	20	14
Technology and development	13	7	5
Sales, marketing and support	57	62	67
General and administrative	23	18	11
Amortization of intangible assets	4	2	*
Impairment of goodwill and intangible assets	8	—	—
Other (expense) income, net	(2)	*	*
Income tax (provision) benefit	(1)	*	*
Loss from discontinued operations	—	(1)	(2)
Net (loss) income	(32)%	(8)%	3%

*	Less than 1%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Revenue: Total revenue for the year ended December 31, 2007 was $29.7 million, a decrease of 39% versus the $48.8 million recorded for the year ended December 31, 2006.

Digital plans revenue was $19.5 million and $38.0 million for the years ended December 31, 2007 and 2006, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2007, the average digital plans subscriber base was 45% lower than the corresponding prior year period and the average weekly fees were 7% lower than the corresponding prior year period. Fewer digital plans subscribers were added for the year 2007 compared to 2006 as the cost to acquire a digital plans subscriber had increased significantly, thereby causing us to reduce our advertising expenditures in the current year.

Meal delivery had revenues of $4.0 million and $3.2 million, including shipping revenue, in fiscal years 2007 and 2006, respectively, representing an increase of 26% over fiscal year 2006, the year we launched our meal delivery program. The increase in meal delivery revenue occurred in the second half of 2007 as a result of a successful rebranding effort of the meal delivery product coupled with increased advertising. Growth in the meal delivery business is expected to contribute the majority of our overall revenue growth in 2008.

All other revenue sources totaled $6.3 million for the year ended December 31, 2007 and $7.6 million in the comparable prior year period. Other revenues, and as a respective percentage of change from period to period, are as follows (in thousands):

	Year Ended December 31,		2007 vs. 2006
	2007	2006
Business-to-business	$2,574	$1,698	52%
Advertising	2,455	3,753	(35)
Royalties	917	927	(1)
Other	307	1,239	(75)

Total	$6,253	$7,617	(18)%

Business-to-business revenues, which are primarily license related revenues, were approximately $2.6 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. In 2007, we recorded twelve months of business-to-business revenue compared to seven and one half months of business-to-business revenue in 2006, as Nutrio was acquired in May 2006.

Advertising revenue from our website and our newsletter decreased by 35% for the year ended December 31, 2007 from the prior year, due to fewer site visitors who observe third-party banner impressions in 2007. Visitors to our websites declined in 2007 in part due to a 57% decrease in advertising expenditures.

In the future the Company expects that revenue streams from revenue sources other than digital plans subscriptions will continue to become a larger share of total revenue as the Company diversifies from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Deferred revenue by type is as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred revenue:
U.S. business-to-consumer	$978	$2,132
U.S. business-to-business	507	147

Total U.S.	1,485	2,279
Europe	2,179	2,122

Total deferred revenue	$3,664	$4,401

Cost of Revenue: Cost of digital plans revenue consists primarily of credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $3.1 million for the year ended December 31, 2007 as compared to $6.1 million in the corresponding prior year and is directly related to the decrease in digital plans subscription revenue as mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue increased to $3.7 million for the year ended December 31, 2007 from $3.2 million for the corresponding prior year and is directly related to the increase in meal delivery revenue.

Cost of other revenue consists primarily of Internet access and serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue increased to $0.4 million for the year ended December 31, 2007 as compared to $0.3 million for the prior year due to higher Internet access fees directly related to the increase in business-to-business revenue.

Gross margin as a percent of revenue declined to 76% for the year ended December 31, 2007 from 80% from the prior year as lower margin meal delivery sales became a larger portion of total sales. We anticipate our gross margin will continue to decline in the future as meal delivery revenue becomes a larger share of total revenue.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $3.7 million for 2007 as compared to $3.2 million in 2006, with the increase mainly due to additional personnel and related costs incurred in part for our technology platform upgrade that did not meet criteria for capitalization.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. These expenses decreased to $17.0 million in 2007 from $30.4 million in 2006 due to decreased spending for advertising media. In total, advertising media expense which is for the U.S. business-to-consumer segment was $10.5 million in 2007 versus $24.2 million in 2006.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $7.0 million for the year ended December 31, 2007 as compared to $8.6 million in the corresponding prior year period. The decrease for the current period compared to the prior year quarter was mainly due to lower professional and consultant fees. For the year ended December 31, 2006 the Company recorded $0.7 million of costs related to the severance arrangement with our former Chief Executive Officer.

Also included in general and administrative expenses are stock-based compensation costs of $1.0 million for each of the years ended December 31, 2007 and 2006.

Amortization of Intangible Assets: Amortization expense increased to $1.2 million in 2007 compared to $0.8 million in 2006. In 2007 we recorded twelve months of amortization related to intangible assets from the Nutrio acquisition compared to seven and a half months of amortization in 2006.

Impairment of Goodwill and Intangible Assets: We performed impairment testing for our European segment due to uncertainty regarding future license revenue prospects, since we received communication from our largest customer indicating their intent to terminate the current license agreement. As a result of our testing, we determined that the European segment’s goodwill and intangible assets, specifically the technology licensing agreement, were impaired. As a result, we recorded impairment charges of approximately $0.5 million and $1.8 million related to the intangible assets and goodwill, respectively, to reduce the segment’s intangible assets and goodwill to zero.

Other (Expense) Income, net: Other (expense) income, net, mainly includes interest income and interest expense. We recorded other expense, net of $(0.5) million for the year ended December 31, 2007 as compared to other income, net of $0.2 million for the prior year. The increase in other expense relates to the interest expense recorded in connection with the senior secured note issued in August 2007.

Income Tax Provision: Income tax provision of $(0.2) million and $(0.1) million for the years ended December 31, 2007 and 2006, respectively, primarily relate to the operations of eDiets Europe.

Loss from Discontinued Operations: Loss from discontinued operations was $(0.5) million for the year ended December 31, 2006. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future digital plans subscriptions and advertising revenues.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $(9.4) million in 2007 compared to net loss of $(4.1) million for 2006.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Revenue: Total revenue for the year ended December 31, 2006 was $48.8 million, a decrease of 7% versus the $52.6 million recorded for the year ended December 31, 2005.

Digital plans revenue was $38.0 million and $45.2 million for the years ended December 31, 2006 and 2005, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the year ended December 31, 2006, the average digital plans subscriber base was 36% lower than the prior year and the average weekly fees were 7% higher than the prior year. Fewer digital plans subscribers were added for the year 2006 compared to 2005 as the cost to acquire a digital plans subscriber had increased significantly, thereby causing us to reduce our advertising expenditures in 2006.

Meal delivery, which was introduced in January 2006, and includes shipping revenue, was approximately $3.2 million.

All other revenue sources totaled $7.6 million for the year ended December 31, 2006 and $7.4 million in the prior year. Other revenues, and as a respective percentage of change from period to period, are as follows (in thousands):

	Year Ended December 31,		2006 vs. 2005
	2006	2005
Business-to-business	$1,698	$—	100%
Advertising	3,753	3,951	(5)
Royalties	927	1,029	(10)
Other	1,239	2,408	(49)

Total	$7,617	$7,388	3%

Business-to-business revenues, which are primarily license related revenues, were approximately $1.7 million for the year ended December 31, 2006 and represent seven and one half months of business-to-business revenue, as Nutrio was acquired in May 2006.

Advertising revenue from our website and our newsletter decreased by 5% for the year ended December 31, 2006 from the prior year, due to fewer site visitors who observed third-party banner impressions in 2006. Visitors to our websites declined in 2006 in part due to a 14% decrease in advertising expenditures.

Other revenues, which are primarily ecommerce revenue and commission revenue, decreased by 49% for the year ended December 31, 2006 from the prior year, due to Company’s efforts moving towards the launch of the meal delivery program.

Deferred revenue by type is as follows (in thousands):

	December 31, 2006	December 31, 2005
Deferred revenue:
U.S. business-to-consumer	$2,133	$2,718
U.S. business-to-business	147	—

Total U.S.	2,280	2,718
Europe	2,121	2,056

Total deferred revenue	$4,401	$4,774

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

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. Expenses were $30.4 million in 2006 compared to $35.0 million in 2005 with the decrease primarily attributable to less spending for advertising media. In total, advertising media expense was $24.2 million for 2006 and $28.1 million for 2005.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $8.6 million in 2006 compared to $5.6 million for 2005. The increase in 2006 was mainly due to $0.7 million of costs related to the severance arrangement with our former Chief Executive Officer, $0.8 million of non-cash charges related to the January 2006 adoption of SFAS 123R, $0.3 million in external costs associated with our Sarbanes-Oxley compliance initiatives including consulting fees and $0.3 million of consulting fees related to the training and implementation of our new accounting system that did not meet criteria for capitalization.

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

Loss from Discontinued Operations: Loss from discontinued operations was $(0.5) million for 2006 compared to $(1.0) million in 2005. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future digital plans subscriptions and advertising revenues.

Net (Loss) Income: As a result of the factors discussed above, we recorded a net loss of $(4.1) million in 2006 compared to net income of $1.3 million for 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities is for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. We expect that trend to continue going forward. The amount of advertising and its effectiveness is a significant driver of the Company’s operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. The trend is expected to continue going forward.

At December 31, 2007, we had net working capital of $3.1 million, compared to net working capital of $(0.6) million at December 31, 2006. Cash and cash equivalents at December 31, 2007 were $7.1 million, an increase of $1.1 million from the balance of $6.0 million at December 31, 2006. In 2007 our principal source of liquidity was borrowing $10 million with a three-year term from our largest shareholder to invest in opportunities to grow the business, including advertising our meal delivery program and upgrading our technology platform.

Prior to 2007 we utilized equity financing to fund operating cash deficits. At the present time we believe that we have adequate cash to fund our working capital and capital expenditures for at least the next 12 months. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to undertake additional debt or equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

The Company’s condensed consolidated financial statements for the year ended year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the year ended December 31, 2007, we used $(4.9) million of cash in operating activities. The negative cash flow related to our net loss of $(9.4) million, adjusted for, among other things, certain non-cash items including $2.3 million of impairment of goodwill and intangible assets related to our European business, $1.0 million of depreciation, $1.2 million of amortization of intangibles, $1.7 million of stock-based compensation, $0.2 million loss on disposal of fixed assets related to the write-off of certain internal developed software costs due to our technology platform upgrade, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(1.9) million.

For the year ended December 31, 2006, we used $(3.1) million of cash in operating activities. The negative cash flow related to our net loss of $(4.1) million, adjusted for, among other things, certain non-cash items including $1.2 million of depreciation, $0.8 million of amortization of intangibles, $1.4 million of stock based compensation, $0.2 million provision for bad debt, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(2.6) million.

Cash Flows from Investing Activities: For the year ended December 31, 2007, we used $(4.1) million of cash in investing activities. The cash usage was due to a performance based payment of $(1.25) million to Nutrio shareholders, an increase in restricted cash of $(0.6) million to fund a collateral account related to a capital lease obligation for our technology platform upgrade and to fund a credit card reserve account, and to purchases of computer equipment, software development costs and leasehold improvements totaling $(2.2) million.

For the year ended December 31, 2006, we used $(10.6) million of cash in investing activities. The cash usage was primarily due to the acquisition of Nutrio in May 2006 for $(9.0) million, changes in restricted cash of $(0.5) million and purchases of computer equipment and software development costs of $(1.1) million.

Cash Flows from Financing Activities: Our financing activities provided $10.2 million of cash for the year ended December 31, 2007. The cash provided was primarily attributable to $10.0 million in net proceeds from the related party senior secured note and $0.6 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $(0.4) million.

For the year ended December 31, 2006, our financing activities provided for $11.0 million. The cash provided for the year ended December 31, 2006 was primarily attributable to $10.0 million in net proceeds from the issuance of common stock to Prides Capital and $2.3 million in proceeds from the exercise of stock options, offset by the repayment of capital lease obligations of $(0.3) million and common stock issuance costs of $(1.0) million.

Cash Flows from Discontinued Operations: For the year ended December 31, 2006, we used $41,000 in operating activities related to certain unprofitable European websites prior to transferring them to a third party in September 2006.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2007 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$869	$534	$287	$48
Operating leases	6,425	706	1,254	4,465
Advertising	898	898	—	—
Senior Secured Note	15,529	—	15,529	—

Total contractual cash obligations	$23,721	$2,138	$17,070	$4,513

In the third quarter of 2007 we borrowed $10 million from Prides Capital Partners, LLC, the Company’s largest shareholder, in the form of a Senior Secured Note and accompanying agreements. The Note calls for semi-annual interest payments of 15% per annum. The interest can be paid in cash or in equity at our discretion. The proceeds from the Note will be used to invest in advertising to grow the business, our technology platform upgrade and for general corporate purposes. The maturity date of the Note is August 31, 2010. The Note has a conversion feature allowing Prides to exercise an option to require us to repay the Note at maturity through the issuance of equity at $3.29 per share.

We also entered into a capital lease obligation of approximately $0.5 million to finance a portion of our technology platform upgrade in the third quarter of 2007.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates.

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

REVENUE RECOGNITION:

We offer subscriptions to the proprietary content contained in our Web sites. Revenues from customer subscriptions currently represent the majority of our business and are paid in advance mainly via credit cards. Subscriptions to digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plans subscription.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), we recognize gross digital plans subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

We collect digital plans subscription amounts in advance and maintain a reserve for refunds related to cancelable plans. Under cancelable plans, digital plans subscribers are entitled to cancel their memberships after an initial length of stay and receive a refund of only the unused portion of the membership.

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

Business-to-business revenue relates to our eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Development revenue relates to the planning, design and development of Web sites for our customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the Web site is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement, as well as an ongoing royalty agreement on future digital plans subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese Web sites.

Our most significant accounting estimate is our reserve for refunds. Since all digital plans subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, approximately 1% of digital plans subscriber sales will result in a refund issued in a subsequent month after sale. All other refunds issued relate to current month digital plans subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our estimates used for reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS:

SFAS 142 describes the reporting unit as an “operating segment” as that term is used in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We operate in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. We have three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. We evaluate goodwill annually along these segment lines which represent our reporting units.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed annually for impairment, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair value of the Company’s reporting units is based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Assumptions used in our impairment testing, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, and could result in non-cash charges that would adversely affect our results of operations and financial condition. Our impairment testing may be impacted by, among other things, our expected operating performance, ability to retain key personnel, changes in operating segments and competitive environment.

During the fourth quarter of 2007, we performed impairment testing for our European segment due to uncertainty regarding future license revenue prospects since we received communication from our largest customer noting its intent to terminate the current license agreement. As a result, we determined that the intangible assets, specifically the technology licensing agreement, were impaired. This resulted in a non-cash impairment of intangible assets of approximately $0.5 million and a non-cash impairment of goodwill of approximately $1.8 million to reduce the segment’s goodwill to zero.

At December 31, 2007 we had $12.0 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio and the remaining $5.2 million of goodwill related to the U.S. business-to-consumer reporting unit. This goodwill is reviewed annually for impairment and we noted no impairment as of December 31, 2007.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

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

We also account for certain options and restricted share awards using variable accounting under SFAS 123R as interpreted by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services (EITF 96-18), which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of our common stock until the stock options or restricted shares are vested. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18 for such grants.

The fair value of restricted stock and vested shares is determined by the market price of our common stock on the date of grant. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which requires estimates of the expected term of the option, the volatility of the Company’s stock price, the risk-free interest rate and the expected dividend yield. We recognize expense for all share-based awards based on the fair value of the number of awards we estimate will fully vest. A change in these underlying assumptions will cause a change in the estimated fair value of share-based awards and the underlying expense recorded. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with a few jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

A significant portion of our online traffic has come, and we believe will continue to come, from agreements with Internet sites that expire at various times in 2008 and beyond. Advertising rates on these sites have accelerated markedly in recent years. This acceleration has presented a challenge for us to obtain customers through these sites on a profitable basis. Moreover, we expect our current agreements with these sites to be renewed at terms and conditions at least as costly as those that are expiring. If our advertising is discontinued for any reason on the sites on which we currently advertise, our business could suffer.

As the largest stockholder, Prides Capital has significant influence over our company.

Prides Capital will own approximately 54% of our outstanding voting common stock in the event all warrants are exercised. Therefore, as a practical matter, Prides Capital will have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions. Additionally, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it. The Company Purchase Agreement also affords Prides Capital certain participation rights and anti-dilution protections which could make it more difficult for us to obtain additional financing or to effect a merger or other business combination transaction. In addition, under the terms of the Company Purchase Agreement, as long as Prides Capital owns at least 5% of our outstanding common stock, the following require the approval of a majority vote of our board of directors, which majority must include at least one Prides Capital director:

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

Although we have continued to grow our revenues, a failure to manage our growth effectively could adversely affect our ability to attract and retain our subscribers and advertising partners. We have increased the scope of our operations, including our technology, sales, administrative and marketing organizations. These factors have placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures to expand, train and manage our workforce in order to manage our expected growth.

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

Because of volatility in the advertising markets which we target, we may not be able to effectively attract and retain subscribers.

We are currently dependent in large part on the online advertising market to attract and retain subscribers to our digital plans and meal delivery service. We expect the online advertising market to continue to be subject to higher costs, thereby significantly impacting our costs to acquire and retain subscribers. Although we are currently developing alternative channels of customer acquisition, including television, print and radio advertising, there can be no assurance that these measures will as effectively attract and retain subscribers as have our online advertising programs in the past.

We depend heavily on our network infrastructure and its failure could result in unanticipated expenses and prevent our subscribers from effectively utilizing our services, which could negatively impact our ability to attract and retain subscribers and advertisers.

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our subscribers from effectively utilizing our services, which could prevent us from retaining and attracting subscribers and advertisers. The hardware infrastructures on which our system operates are located in Sterling, Virginia, Miami, Florida and Lithia Springs, Georgia. We do not currently have a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

In addition, our subscribers depend on Internet service providers, or ISPs, for access to our Web site. In the past, ISPs and Web sites have experienced significant system failures and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our subscribers from effectively utilizing our services.

The unauthorized access of confidential member information that we transmit over public networks could adversely affect our ability to attract and retain subscribers.

Our subscribers transmit confidential information to us over public networks, and the unauthorized access of such information by third parties could harm our reputation and significantly hinder our efforts to attract and retain subscribers. We rely on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect customer transaction data and adversely affect our ability to attract and retain customers.

Problems with the performance and reliability of the Internet infrastructure could adversely affect the quality and reliability of the services we offer our subscribers and advertisers.

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely e-mail messages to our subscribers. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our services to our subscribers and undermine our advertising partners’ and our subscribers’ confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation. These factors could adversely affect our business by adversely affecting the quality and reliability of the services we offer our customers.

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

In the past three years our stock has closed at prices ranging from a high of $8.26 on March 6, 2006, to a low of $2.78 on March 19, 2007. If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past, and could in the future, be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding at prices ranging from $2.75 to $7.60 per share. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

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

We rely on a third party to provide us with adequate food supplies and fulfillment services, the loss of any of which could harm our meal delivery business.

We currently depend on a single third party meal delivery vendor for manufacture and fulfillment of our prepared meals with its operations centered in one location. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

If we pursue competitive advertising, we may be subject to litigation from our competitors.

If we pursue competitive advertising, our competitors may pursue litigation regardless of its merit and chances of success. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from growing the business, which could have a negative impact on our operating results.

Changes discretionary spending and the availability of consumer credit could negatively impact our operating results.

Because our meal delivery offerings consist of freshly prepared meals, they are priced higher than major competitors such as Nutrisystem and Jenny Craig. The success of our meal delivery business is therefore dependent on customers’ willingness and ability to invest a larger percentage of discretionary spending to our meal delivery products than may be required with our competitors’

products. A decline in our customers’ discretionary spending could adversely affect our business, financial condition, operating results and cash flows. More generally, our business could be adversely affected by broader economic conditions, demographic trends, consumer confidence in the economy and changes in disposable consumer income, as well as any reduction in the accessibility of credit card debt which facilitates most of our customer transactions.

The sale of prepared meals and nutritional supplements involves product liability and other risks.

We face an inherent risk of exposure to product liability claims if the use of our prepared meal delivery products and nutritional supplements results in illness or injury. In the U.S. we are subject to laws and regulations, including those administered by the United States Department of Agriculture and Food and Drug Administration that establish manufacturing practices and quality standards for food products. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings. Product liability claims could have a material adverse effect on our business as our contract indemnification rights and existing insurance coverage may not be adequate. Distributors of food products, vitamins, and nutritional supplements are frequently named as defendants in product liability lawsuits. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management. Product liability litigation or regulatory action, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio as the interest rate related to our $10.0 million debt is fixed. Investments are made in accordance with our investment policy and consist of money market funds. We do not use derivative financial instruments to hedge against interest rate risk. Due to the nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at December 31, 2007.

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

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-29 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

REPORT OF MANAGEMENT ON EDIETS.COM, INC.’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as members of management of eDiets.com, Inc. are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control systems and procedures may not prevent or detect misstatements. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing this assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2007. The Company believes there is a material weakness in certain processes and controls relating to the timely identification, capture, and communication of financially significant information to the accounting department that could preclude the Company from accounting for complex, non-routine and newly occurring transactions in a complete, appropriate and timely manner. The failure to properly identify, capture and communicate certain transactions resulted in adjustments to debt, equity and deferred revenue accounts.

This material weakness impacts the Company’s ability to report financial information and could affect all of our significant financial statement accounts. Based on this assessment, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the specified criteria.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the material weakness in our internal controls over financial reporting discussed above, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

Remediation Efforts to Address Material Weakness

The material weakness arose from certain complex, non-routine, and newly occurring transactions during the year ended December 31, 2007. We have been, and we intend to continue, planning and implementing changes to our processes to improve our internal control over financial reporting. The steps we have taken, or intend taking, to remediate the material weakness include:

We have hired a new Chief Financial Officer; however, this remediation activity will require additional time for training and building institutional knowledge.

We plan to identify complex, non-routine, and newly occurring transactions and events in pre-close and post-close balance sheet review meetings, and centralize the review of these transactions. All such transactions will be identified, documented and provided to the accounting department for evaluation and approval. We will develop procedures to determine that qualified, senior level personnel within the Company are responsible for the review and approval of the accounting treatment for these types of transactions.

We plan for our finance and accounting department to establish quarterly reviews and other processes, as appropriate, to identify and document transactions with significant financial impact to ensure the proper accounting in the current period.

Changes in Internal Control Over Financial Reporting

Although we have already taken some actions to remediate this material weakness, further action is required to complete our remediation including the development and implementation of enhanced processes. Our management will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

There have been no significant changes in our internal control since December 31, 2007.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page F-1.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (9) ***

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (5)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (3)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant’s common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (5)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (5)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (5)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (5)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (6)

4.11	Registration Rights Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc. and the investors named therein (7)

4.12	Form of Additional Investment Right (7)

4.13	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

4.14	Registration Rights Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

4.15	Registration Rights Agreement dated May 15, 2006 by and between eDiets.com, Inc. and David R. Humble. (9)

4.16	Voting Agreement dated May 15, 2006 by and among eDiets.com, Inc., Prides Capital Fund I, L.P. and David R. Humble. (9)

4.17	Form of Warrant dated May 15, 2006 issued to Prides Capital Fund I, L.P. (9)

4.18	Form of Warrant dated August 1, 2006 issued to Prides Capital Fund I, L.P. (11)

4.19	Note and Warrant Purchase Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

4.20	Warrant and Purchase of Common Stock dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

4.21	Registration Rights Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

4.22	Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (13)

4.23	Intellectual Property Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (13)

4.24	Subsidiary Guaranty dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

10.1	Employment Agreement dated November 17, 1999 between Registrant and David R. Humble** (1)

10.2	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (1)

10.3	Agreement and Plan of Merger and Reorganization dated as of August 30, 1999 among the Registrant, eDiets Acquisition Corp., eDiets.com, Inc. and David R. Humble (1)

10.4	License Agreement dated August 3, 1999 between eDiets, Inc. (formerly eDiets.com, Inc.) and David R. Humble (1)

10.5	Placement Agent Agreement dated November 17, 1999 between the Registrant and Whale Securities Co., L.P. (1)

10.6	Joint Venture Agreement dated November 28, 2000 between Registrant, Unislim Ireland, Ltd. and eDiets Europe, Ltd. (2)

10.7	Technology License Agreement dated November 28, 2000 between eDiets British Virgin Islands, Inc. and eDiets Europe, Ltd. (2)

10.8	Purchase and Sale Agreement dated November 22, 2000 between Registrant and eDiets, BVI, Inc. (2)

10.9	Agreement dated March 29, 2001 between the Registrant and Microsoft Corporation (3)(4)

10.10	Agreement dated March 28, 2001 between the Registrant, Whale Securities Co., L.P., Matthew Gohd, Matthew Drillman, Leslie Wilson, Craig Schwabe, and Renee Russnok (3)

10.11	Arrangement Letter dated January 29, 2001 between the Registrant and Mallory Factor, Inc. (3)

10.12	Land and building lease agreement dated July 19, 2001 between Realty Income Corporation and Registrant (5)

10.13	Securities Purchase Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc., Mr. David R. Humble and the investors named therein (7)

10.14	Separation and Release Agreement dated March 31, 2006 between Ciaran G. McCourt and eDiets.com, Inc. (8)

10.15	Exhibit F-1 to the Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (10)

10.16	Escrow Agreement dated May 18, 2006, by and among eDiets.com, Inc., Scot Hunter, and Elliot P. Borkson, P.A. (10)

10.17	Employment Agreement dated May 18, 2006, by and among eDiets.com, Inc. and Stephen Rattner (10) **

10.18	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc. (12)

10.19	Senior Secured Note dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

10.20	Employment Agreement dated February 12, 2008, by and among eDiets.com, Inc. and Stephen Rattner (14) **

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).
(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 2, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.
(4)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(5)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 14, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2006 and filed with the SEC on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 23, 2006.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 3, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 and filed with the SEC on August 14, 2006
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 19, 2008.
*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules have been omitted and will be provided to the Commission upon request.

(b)	EXHIBITS.

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

Dated: March 12, 2008

eDiets.com, Inc., a Delaware corporation

By:	/s/ Stephen J. Rattner
Stephen J. Rattner, CEO and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Stephen J. Rattner	CEO and President	March 12, 2008
Stephen J. Rattner	(Principal Executive Officer)

/s/ Carla Cox	Interim Chief Financial Officer	March 12, 2008
Carla Cox	(Principal Financial and Accounting Officer)

/s/ Kevin A. Richardson II	Chairman of the Board and Director	March 12, 2008
Kevin A. Richardson II

/s/ Stephen L. Cootey	Director	March 12, 2008
Stephen L. Cootey

/s/ Lee S. Isgur	Director	March 12, 2008
Lee S. Isgur

/s/ Pedro N. Ortega-Dardet	Director	March 12, 2008
Pedro N. Ortega-Dardet

/s/ Ronald Luks	Director	March 12, 2008
Ronald Luks

/s/ Andrea M. Weiss	Director	March 12, 2008
Andrea M. Weiss

/s/ Robert L. Doretti	Director	March 12, 2008
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

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP
Certified Public Accountants

Ft. Lauderdale, Florida

March 10, 2008

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,132	$6,015
Accounts receivable, net	1,178	1,699
Prepaid advertising costs	321	388
Prepaid meal delivery	270	84
Prepaid expenses and other current assets	493	302

Total current assets	9,394	8,488

Restricted cash	1,174	544
Property and office equipment, net	3,633	1,806
Intangibles, net	1,209	2,869
Goodwill	12,026	13,616
Other assets	255	214
Assets of discontinued operations	—	7

Total assets	$27,691	$27,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,339	$2,409
Accrued liabilities	2,797	4,056
Current portion of capital lease obligations	479	213
Deferred revenue	1,674	2,449

Total current liabilities	6,289	9,127

Capital lease obligations, net of current portion	303	142
Deferred revenue	1,990	1,952
Deferred tax liability	—	67
Senior secured note, net – related party	6,247	—
Liabilities of discontinued operations	—	60

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 24,982 and 24,655 shares issued and outstanding at December 31, 2007 and 2006, respectively	25	25
Additional paid-in capital	41,191	34,878
Accumulated other comprehensive (loss) income	(150)	89
Accumulated deficit	(28,204)	(18,796)

Total stockholders’ equity	12,862	16,196

Total liabilities and stockholders’ equity	$27,691	$27,544

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Continuing Operations:
REVENUE
Digital plans	$19,482	$38,025	$45,241
Meal delivery	3,994	3,172	—
Other	6,253	7,617	7,388

TOTAL REVENUE	29,729	48,814	52,629

COSTS AND EXPENSES:

Cost of revenue
Digital plans	3,112	6,137	6,773
Meal delivery	3,665	3,170	—
Other	445	315	686

Total cost of revenue	7,222	9,622	7,459
Technology and development	3,723	3,203	2,373
Sales, marketing and support	17,029	30,445	35,035
General and administrative	6,984	8,549	5,575
Amortization of intangible assets	1,213	760	44
Impairment of goodwill and intangible assets	2,296	—	—

Total costs and expenses	38,467	52,579	50,486

(Loss) income from operations	(8,738)	(3,765)	2,143
Other (expense) income, net	(499)	184	156

(Loss) income before income tax provision	(9,237)	(3,581)	2,299
Income tax provision	(171)	(66)	(9)

Net (loss) income from continuing operations	(9,408)	(3,647)	2,290

Discontinued Operations:
Loss from operations, net of tax	—	(412)	(954)
Loss on disposal, net of tax	—	(41)	—

Loss from discontinued operations, net of tax	—	(453)	(954)

Net (loss) income	$(9,408)	$(4,100)	$1,336

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.38)	$(0.16)	$0.10
(Loss) from discontinued operations	—	(0.02)	(0.04)

Net (loss) income	$(0.38)	$(0.18)	$0.06

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.38)	$(0.16)	$0.10
(Loss) from discontinued operations	—	(0.02)	(0.04)

Net (loss) income	$(0.38)	$(0.18)	$0.06

Weighted average common and common equivalent shares outstanding:
Basic	24,811	23,421	21,524

Diluted	24,811	23,421	22,428

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at January 1, 2005	21,217	$21	$21,371	$(72)	$8	$(16,032)	$5,296
Stock options vested	—	—	—	43	—	—	43
Stock options exercised	554	1	981	—	—	—	982
Common stock issued for Director compensation	8	—	30	—	—	—	30
Foreign currency translation	—	—	—	—	(62)	—	(62)
Net income	—	—	—	—	—	1,336	1,336

Balance at December 31, 2005	21,779	22	22,382	(29)	(54)	(14,696)	7,625
Stock options vested	—	—	(18)	29	—	—	11
Stock options exercised	886	1	2,315	—	—	—	2,316
Common stock and warrants issued in private placement	1,980	2	9,998	—	—	—	10,000
Common stock registration costs	—	—	(1,162)	—	—	—	(1,162)
Stock-based compensation	—	—	1,324	—	—	—	1,324
Common stock issued for Director compensation	10	—	39	—	—	—	39
Foreign currency translation	—	—	—	—	143	—	143
Net loss	—	—	—	—	—	(4,100)	(4,100)

Balance at December 31, 2006	24,655	25	34,878	—	89	(18,796)	16,196
Stock options exercised	261	—	621	—	—	—	621
Warrants issued	—	—	1,808	—	—	—	1,808
Beneficial conversion feature on Note issued	—	—	1,984	—	—	—	1,984
Stock-based compensation	—	—	1,705	—	—	—	1,705
Common stock issued for Director compensation	66	—	12	—	—	—	12
Foreign currency translation	—	—	183	—	(239)	—	(56)
Net loss	—	—	—	—	—	(9,408)	(9,408)

Balance at December 31, 2007	24,982	$25	$41,191	$—	$(150)	$(28,204)	$12,862

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,408)	$(4,100)	$1,336
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,020	1,209	829
Amortization of intangibles	1,213	795	113
Provision for (recovery of) bad debt	(31)	179	(46)
Stock based compensation	1,717	1,374	73
Loss on disposal of fixed assets	175	28	22
Deferred tax benefit	(74)	(9)	—
Impairment of goodwill and intangible assets	2,296	—	—
Changes in operating assets and liabilities (net of purchase accounting):
Accounts receivable	588	(64)	(632)
Prepaid expenses and other assets	(288)	519	(544)
Accounts payable and accrued liabilities	(1,150)	(2,349)	(725)
Deferred revenue	(1,001)	(692)	(671)

Net cash used in operating activities	(4,943)	(3,110)	(245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of cash acquired	(1,250)	(8,932)	—
Changes in restricted cash	(630)	(544)	—
Purchases of property and equipment	(2,182)	(1,133)	(718)

Net cash used in investing activities	(4,062)	(10,609)	(718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	—	(1,031)	—
Proceeds from exercise of stock options	621	2,316	982
Proceeds from issuance of stock	—	10,000	—
Proceeds from senior secured notes, net – related party	9,969	—	—
Repayment of capital lease obligations	(410)	(275)	(214)

Net cash provided by financing activities	10,180	11,010	768

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating Activities
Net loss	—	(453)	(954)
Loss on disposal of fixed assets and intangibles, net	—	(39)	(63)
Deferred tax benefit	—	3	9
Prepaid expenses and other assets	—	(4)	86
Accounts payable and accrued liabilities	—	473	859
Deferred revenue	—	(21)	63

Net cash used in operating activities	—	(41)	—

Net cash used in investing activities	—	—	—

Net cash provided by financing activities	—	—	—

Net cash decrease from discontinued operations	—	(41)

Effect of exchange rate changes on cash	(58)	153	20

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,117	(2,597)	(175)
Cash and cash equivalents, beginning of year	6,015	8,612	8,787

Cash and cash equivalents, end of year	$7,132	$6,015	$8,612

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$42	$60	$25

Income taxes	$119	$76	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment and software acquired under capital leases	$837	$184	$528

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

The most significant areas that require management judgment and which are susceptible to possible changes in the near term include the Company’s revenue recognition, goodwill and intangible assets, accounting for stock-based compensation and accounting for income taxes. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2007 include a money market fund with a fair value, which approximates cost, of $6.4 million. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

Restricted Cash

Restricted cash in the accompanying consolidated balance sheets consists of approximately $1.1 million held by a financial institution as collateral for two letters of credit established in connection with the Company’s lease for its corporate office and a capital lease to finance a portion of the Company’s technology platform upgrade. Additionally, the Company has approximately $0.1 million in restricted cash held by its credit card processor as collateral for future refunds.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the fourth quarter of 2007, the Company performed impairment testing based on a discounted cash flow method for its European segment due to the Company receiving communication from its largest customer indicating their intent to terminate the current license agreement. As a result, the Company determined that the intangible assets, specifically the technology licensing agreement, were impaired. This resulted in a non-cash impairment of intangible assets of approximately $0.5 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets”.

As of December 31, 2007, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets and their weighted average lives are as follows (in thousands):

	December 31,		Asset Life
	2007	2006
Nutrio acquisition intangibles:
Customer relationships	$1,990	$1,990	3.0 years
Technology	500	500	2.0 years
Non-compete agreements	350	350	2.0 years
Tradename	170	170	5.0 years
Website content	78	78	2.0 years

	3,088	3,088
Less accumulated amortization:
Customer relationships	(1,073)	(410)
Technology	(405)	(155)
Non-compete agreements	(283)	(108)
Tradename	(55)	(21)
Website content	(63)	(24)

	(1,879)	(718)

	$1,209	$2,370

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,		Asset Life
eDiets Europe acquisition intangibles:
Technology licensing agreement	$617	$617	15.0 years
Email address list	93	93	2.5 years
Subscriber base	53	53	1.7 years
Developed technology	49	49	7.0 years

	812	812
Less accumulated amortization:
Technology licensing agreement	(153)	(81)
Email address list	(93)	(93)
Subscriber base	(53)	(53)
Developed technology	(49)	(49)

	(348)	(276)
Foreign currency adjustment	50	(37)
Impairment of intangible	(514)	—
Discontinued operations	—	—

	$—	$499

Total net intangibles	$1,209	$2,869

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2008	$875
2009	287
2010	34
2011	13

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. No impairment charges have been recorded to date as a result of our annual impairment tests, however, the Company performed an additional impairment assessment during the fourth quarter of 2007 which resulted in an impairment charge as described below.

At December 31, 2007 the Company had $12.0 million in goodwill. Approximately $6.8 million of goodwill was recorded as a result of the May 2006 acquisition of Nutrio and the remaining $5.2 million of goodwill relates to the U.S. reporting unit.

During the fourth quarter of 2007, the Company performed impairment testing for its European reporting unit due to uncertainty regarding future license revenue prospects, since we received communication from our largest customer indicating their intent to terminate the current license agreement. The Company determined that the carrying amount of goodwill exceeded the fair value of the Company’s reporting unit, based on a discounted cash flows method. This resulted in a non-cash impairment of goodwill of approximately $1.8 million to reduce the reporting unit’s goodwill to zero. This impairment charge is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets”.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and 2006 is as follows (in thousands):

	U.S. business-to-consumer	U.S. business-to-business	Europe	Total
Balance as of January 1, 2006	$5,191	$—	$1,535	$6,726
Goodwill acquired during the year	—	5,585	—	5,585
Increase in goodwill	—	1,250	—	1,250
Effect of exchange rates	—	—	55	55

Balance as of December 31, 2006	5,191	6,835	1,590	13,616
Effect of exchange rates	—	—	192	192
Impairment loss	—	—	(1,782)	(1,782)

Balance as of December 31, 2007	$5,191	$6,835	$—	$12,026

Discontinued Operations

In accordance with SFAS 144, the Company has accounted for the sale of its German, Spanish and Portuguese websites as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these websites have been reclassified and presented as “loss from discontinued operations, net of tax”, for all periods presented. See Note 14.

Revenue Recognition

The Company offers digital plans memberships to the proprietary content contained in its Web sites. Revenues from digital plans represent the majority of the Company’s business and are paid in advance mainly via credit cards. Digital plans subscriptions to the Company’s nutrition, fitness, support and recipe plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plans subscription.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes gross digital plans subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

The Company collects digital plans subscription amounts in advance and maintains a reserve for refunds related to cancelable plans. Under cancelable plans, digital plans subscribers are entitled to cancel their memberships after an initial length of stay and receive a refund of only the unused portion of the membership.

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

Business-to-business revenue relates to the Company’s eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Royalty revenue is derived from the 15-year exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis over the term of the agreement. The Company also derives revenue from an ongoing royalty agreement on future digital subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese Web sites.

Revenue by type for the three years ended December 31, 2007 is as follows (in thousands):

	2007	2006	2005
Digital plans	$19,482	$38,025	$45,241
Meal delivery	3,994	3,172	—
Advertising	2,455	3,753	3,951
Business-to-business	2,574	1,698	—
Royalties	917	927	1,029
Other revenue	307	1,239	2,408

	$29,729	$48,814	$52,629

Cost of Revenue

Cost of digital plans revenue consists principally of credit card fees and revenue sharing or royalty costs related to exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation.

Cost of meal delivery revenue consists mainly of credit card fees, product, fulfillment and shipping costs.

Cost of other revenue consists principally of Internet access and serving fees, product and fulfillment costs for ecommerce sales and credit card fees.

Stock-Based Compensation

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

The Company also has certain options and restricted share awards which are subject to variable accounting under SFAS 123R as interpreted by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services (EITF 96-18), which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the stock options or restricted shares are vested. The Company values stock options and restricted shares using the Black-Scholes-Merton pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 12 – Income Taxes for further discussion.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2007, 2006 and 2005 totaled approximately $10.5 million, $24.2 million and $28.1 million, respectively.

At December 31, 2007 and 2006, the Company had approximately $0.3 million and $0.4 million, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

Barter Transactions

The Company did not enter into barter transactions for the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, the Company entered into barter transactions that did not result in revenue recognition, because the fair value was not determinable, for approximately 34 million impressions on its website. Accordingly, the Company did not recognize any revenues or expenses related to barter transactions for the three years ended December 31, 2007.

Earnings (loss) Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share for the years ended December 31, 2007 and 2006 as they would have been anti-dilutive.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. The Company’s incremental borrowing rate approximates the effective interest rate for its senior secured note or 29.4%. Therefore the carrying amount of the senior secured note, net – related party approximates its fair value.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of approximately $0.1 million and $0.2 million as of December 31, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

4. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2007	2006
Office and computer equipment	$3,279	$3,090
Software	3,901	2,406
Furniture and fixtures	403	388
Leasehold improvements	485	272

	8,068	6,156
Less accumulated depreciation and amortization	(4,435)	(4,350)

	$3,633	$1,806

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Software includes approximately $2.7 million and $1.9 million of costs ($1.3 million and $0.3 million, net) associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2007 and 2006, respectively, and approximately $0.6 million of costs under a capital lease as of December 31, 2007, less accumulated depreciation of approximately $15,000. Amortization expense related to internal-use software was approximately $0.3 million for each of the years ended December 31, 2007, 2006 and 2005.

Included in office and computer equipment is equipment under capital leases of approximately $1.4 million and $1.2 million as of December 31, 2007 and 2006, respectively, less accumulated amortization of approximately $1.1 million and $0.8 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

5. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (“Nutrio”), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million was to be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid $1.25 million related to the 2006 earn out and accordingly this payment is included in accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2006. The remaining performance-based earn out of up to $1.25 million was not earned based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of 1.98 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (Prides Capital). Warrants to purchase approximately 1.19 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, Business Combinations. The results of operations of Nutrio have been included in the Company’s financial statements for periods subsequent to May 18, 2006. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their fair values. The excess of the cost over the fair value of net assets acquired of approximately $5.6 million has been reflected as goodwill.

A summary of the purchase price of the acquisition, including $1.25 million related to the 2006 earn out, is as follows (in thousands):

Cash	$9,750
Liabilities assumed	(172)
Direct acquisition costs	604

Total purchase price	$10,182

The purchase price was allocated as follows (in thousands):

Assets acquired (including cash of $132)	$431
Intangibles	3,088
Liabilities assumed	(172)
Deferred tax liability	(1,158)
Reduction of eDiets valuation allowance	1,158
Goodwill	6,835

Total	$10,182

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangibles acquired consist of the following (in thousands):

Customer relationships	$1,990
Technology	500
Non-compete agreements	350
Tradename	170
Website content	78

$3,088

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Advertising	$258	$1,121
Accrued compensation and employee benefits	680	772
Professional fees	170	195
Foreign taxes payable	179	120
Deferred rent	395	254
Nutrio earn out	—	1,250
Interest payable	508	—
Refunds reserve	17	33
Other	590	311

	$2,797	$4,056

Since all digital plans payments are deferred upon receipt, at the end of each month the Company reclassifies a portion of its deferred revenue to reserve for refunds. Based on historical experience, approximately 1% of digital plans sales will result in a refund issued in a subsequent month after sale. All other refunds issued relate to current month digital plans sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Based on this historical refund rate the Company determined that $17,000 and $33,000 was the appropriate level of reserve at December 31, 2007 and 2006, respectively, as this amount represented the estimated refunds that would be required in subsequent periods for sales made through the end of each fiscal year. Actual refunds issued in 2008 and 2007 pertaining to sales made in 2007 and 2006, respectively, indicate that this estimate was reasonable with no material variance.

For the years ended December 31, 2007 and 2006, refunds to customers who paid their digital plans subscription fees in advance totaled approximately $0.6 million and $1.7 million, respectively.

7. DEFERRED REVENUE

The Company collects customer digital plans subscription fees in advance and at the time of sale establishes a reserve for refunds related to cancelable digital plans (see Note 6 for refunds reserve amount) and defers the remaining subscription fees. Those fees are recognized as revenue over the period of membership. Deferred revenue consists of the following at December 31, 2007 and 2006 (in thousands):

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2007	2006
Deferred revenue
Unearned digital plans revenue	$901	$2,044
Unearned meal delivery revenue	77	88
Unearned development revenue	406	112
Unearned licensing revenue	101	35
Deferred royalty	2,179	2,122

Total deferred revenue	3,664	4,401
Less: current portion of deferred revenue	(1,674)	(2,449)

Non current portion of deferred revenue	$1,990	$1,952

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan, 401(k) salary deferral program, covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants’ contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the years ended December 31, 2007, 2006 and 2005 were approximately $0.1 million for each year.

9. STOCKHOLDERS’ EQUITY

COMMON STOCK

In connection with the May 2006 acquisition of Nutrio (see Note 5), the Company completed a private placement of 1.98 million shares of common stock at a share price of $5.05 per share. Net proceeds to the Company totaled $8.9 million.

At December 31, 2007, 2,165,057 common shares were reserved for future issuance related to outstanding stock options and restricted share awards.

STOCK BASED COMPENSATION

The Company grants stock options and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of December 31, 2007, there were 297,000 shares of restricted stock and 745,873 options outstanding under the Incentive Plan.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of December 31, 2007, 1,122,184 options are outstanding under the Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated. The adoption of SFAS 123R resulted in an increase in the Company’s loss from operations, net of tax, and net loss of $1.3 million, and an increase in loss per share of $0.06 for the year ended December 31, 2006. The adoption of SFAS 123R had no effect on cash flows from operating activities and cash flow from financing activities for the year ended December 31, 2006.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in the year ended December 31, 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing model, applying the following assumptions:

Expected term (in years)	4.6
Risk-free interest rate	3.8%
Expected volatility	68.0%
Expected dividend yield	0.0%

The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the year ended December 31, 2005 was $3.84. Forfeitures were recognized as they occurred.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated value is amortized to expense over each option grant’s respective vesting period. The following table is presented in thousands, except per-share amounts:

Net income - as reported	$1,336
Stock-based compensation expense included in reported net income (loss)	43
Total stock-based compensation expense determined under fair value method	(1,140)

Pro forma net income	$239

Basic earnings per share
As reported	$0.06

Pro forma	$0.01

Diluted earnings per share
As reported	$0.06

Pro forma	$0.01

Valuation and Expense Information under SFAS 123R

The Company accounts for its stock based compensation plans in accordance with SFAS 123R. Under the provisions of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing model, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected term (in years)	3.6	2.9
Risk-free interest rate	4.3%	4.7%
Expected volatility	64.0%	66.0%
Expected dividend yield	0.0%	0.0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees, officers and directors. The Company uses the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. For directors, effective January 1, 2007, the Company uses the historical exercise experience in determining the expected term.

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

As required by SFAS 123R, the Company estimates forfeitures of employee stock options and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are adjusted to the actual forfeiture experience as needed.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $1.7 million and $1.3 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, is as follows (in thousands):

	2007	2006
Cost of revenue	$44	$36
Technology and development	317	98
Sales, marketing and support	367	205
General and administrative	977	985

	$1,705	$1,324

A summary of option activity under the Company’s stock plans for the years ended December 31, 2007, 2006 and 2005 (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	2,387	$2.54	3.50
Granted	758	3.84
Exercised	(554)	1.77
Forfeited	(404)	3.94

Outstanding at December 31, 2005	2,187	2.94	3.60
Granted	413	4.04
Exercised	(886)	2.64
Forfeited	(171)	4.18
Expired	(188)	1.41

Outstanding at December 31, 2006	1,355	3.54	4.11
Granted	946	3.99
Exercised	(262)	2.37
Forfeited	(22)	4.84
Expired	(149)	3.95

Outstanding at December 31, 2007	1,868	$3.88	4.25	$3,667

Vested or expected to vest at December 31, 2007	1,697	$3.88	4.24	$3,334

Exercisable at December 31, 2007	1,062	$3.77	4.17	$2,218

The weighted-average fair value of stock options granted during the years ended December 31, 2007 and 2006 was $1.97 and $2.01, respectively. The total intrinsic value of stock options exercised was $0.4 million, $1.8 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $1.1 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The total fair value of stock options that vested in 2007 and 2006 was $2.1 million and $2.2 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plans for the year ended December 31, 2007 was $0.6 million.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of restricted stock awards under the Company’s Incentive Plan for the years ended December 31, 2007, 2006 and 2005 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value At Grant Date
Non-vested at December 31, 2005	—	$—
Granted	150	4.49
Forfeited	(15)	4.49

Non-vested at December 31, 2006	135	$4.49
Granted	262	3.79
Vested	(63)	4.08
Forfeited	(37)	4.49

Non-vested at December 31, 2007	297	$3.96

The total fair value of restricted stock that vested in 2007 and 2006 was $0.3 million and zero, respectively. The non-vested restricted stock listed above is expected to vest at the following times: 102,000 shares in 2008, 120,000 shares in 2009, and 75,000 shares in 2010.

As of December 31, 2007, there was $0.5 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.1 years.

10. COMMITMENTS AND CONTINGENCIES

The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
2008	$534	$706
2009	259	615
2010	28	639
2011	24	664
2012	24	690

Total minimum lease payments	869	$3,314

Less amount representing interest	(87)

Present value of minimum lease payments	$782

Rental expense under operating leases was approximately $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has two irrevocable standby letters of credit from a bank in the amount of $0.5 million each, which expire on June 30, 2008 and July 3, 2008. The letters of credit are collaterized by certain cash equivalents and are being used to guarantee lease obligations related to our corporate office in the event that the Company does not pay its rent and to guarantee lease obligations related to the financing of a portion of its technology platform upgrade software in the event that the Company does not pay its lease.

The Company has non-cancelable advertising commitments of approximately $0.9 million in 2008.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

11. RELATED PARTY TRANSACTIONS

Senior Secured Note

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s largest shareholder, in the form of a Senior Secured Note and accompanying agreements (“Note”). The Note calls for semi-annual interest payments of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the Note will be used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the Note would represent approximately 3,039,000 shares of the Company’s common stock. At the market value of our common stock on December 31, 2007, or $5.90, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately $7.9 million. These diluted potential common shares were not included in the diluted loss per share for the year ended December 31, 2007 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.0 million, which will be amortized over the three-year term of the Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Note using the effective interest method.

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the Note using the effective interest method.

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and will be amortized over the three-year term of the Note using the effective interest method.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2007, the fair value of the Note, which approximates cost, was $6.2 million. The Company recorded approximately $0.8 million of interest expense, including the amortization of the note discount of $0.3 million, related to the Note during the year ended December 31, 2007 which is included in the Consolidated Statement of Operations under “Other (expense) income, net”. The principal payment of the Note in the amount of $10 million is due upon maturity on August 31, 2010.

The Note places certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Note, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Noted is also secured by 10 million unissued shares of the Company’s common stock. At December 31, 2007 the Company is in compliance with all the covenants in the Note.

Equity

The Company issued Warrants to purchase approximately 1.19 million shares at $6.00 per share and 1.0 million shares at $5.00 per share to Prides in connection with the private placement as described in detail in Note 5 and the Senior Secured Note as described above, respectively.

For the year ended December 31, 2007, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to its shareholder Prides as compensation for its two representative directors. For the comparable period in the prior year, the Company granted 100,000 stock options with exercises prices ranging from $3.22 to $5.52 and 3,300 unrestricted stock awards to Prides. As of December 31, 2007 there are 125,876 and 18,750 vested and unvested stock options, respectively, and 25,757 unrestricted shares. These options and restricted share awards are subject to variable accounting under SFAS 123R as interpreted by EITF 96-18. The Company values these stock options and restricted shares using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 9). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Compensation expense of $0.4 million and $0.1 million was recorded for the years ended December 31, 2007 and 2006, respectively, related to such grants.

12. INCOME TAXES

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

The components of the income tax (provision) benefit for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Current tax expense – US	$—	$—	$—
Current tax expense – Foreign	(237)	(80)	(22)
Deferred tax benefit – US	—	—	—
Deferred tax benefit – Foreign	66	14	13

Total	$(171)	$(66)	$(9)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2007 and 2006 are as follows (in thousands):

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2007	2006
Deferred tax assets:
Net operating loss carry-forwards	$9,039	$7,154
Stock option compensation – SFAS 123R	1,140	498
Allowance for doubtful accounts and reserve for refunds	38	90
Deferred rent	79	162
Compensation	38	121
Credits	429	—
Other	37	87

	10,800	8,112
Valuation allowance	(9,113)	(7,186)

Total deferred tax assets	1,687	926

Deferred tax liabilities:
Depreciation and amortization	(212)	(34)
Identifiable intangibles	(455)	(959)
Undistributed earnings of foreign subsidiary	(1,020)	—

Total deferred tax liabilities	(1,687)	(993)

Net deferred income tax liability	$—	$(67)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $9.1 million and $7.2 million valuation allowance at December 31, 2007 and 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase (decrease) of approximately $1.9 million, $1.0 million and $(0.5) million, respectively.

At December 31, 2007, the Company had approximately $38.3 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2025. Approximately $14.3 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. Although the Company has not completed the required study update for 2007, it is possible that the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of the Company’s net operating loss carry-forwards may be limited on an annual basis and could expire unused.

In May 2006, the Company acquired Nutrio. Nutrio had net operating losses of $3.7 million, which are subject to an annual Section 382 limitation.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Tax at U.S. statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(2.7)	(4.0)	3.7
Non-deductible items	0.1	0.2	0.6
Changes in valuation allowance	20.9	53.1	(37.8)
Return to provision adjustment	0.1	(10.1)	—
Undistributed earnings of foreign subsidiary	11.0	—	—
Goodwill impairment	4.8	—	—
Other	1.5	(3.6)	(0.5)

	1.7%	1.6%	0.0%

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products (ecommerce and meal delivery) related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. Meal delivery revenue and cost of revenue are included in the U.S. business-to-consumer segment.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on business segment. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment (loss) income of the Company’s three reportable segments for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Net revenues:
U.S. business-to-consumer	$26,234	$46,277
U.S. business-to-business	2,574	1,623

Total U.S.	28,808	47,900
Europe	921	914

Consolidated net revenues	$29,729	$48,814

Segment (loss) income:
U.S. business-to-consumer	$(7,807)	$(4,667)
U.S. business-to-business	512	39

Total U.S.	(7,295)	(4,628)
Europe	(1,443)	863

Consolidated loss from operations	$(8,738)	$(3,765)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Identifiable assets:
U.S. business-to-consumer	$18,928	$13,418
U.S. business-to-business	8,539	10,407

Total U.S.	27,467	23,825
Europe	224	3,712

Identifiable assets of continuing operations	27,691	27,537
Identifiable assets of discontinued operations	—	7

Total identifiable assets	$27,691	$27,544

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2007	2006
Long-lived assets, net:
U.S. business-to-consumer	$3,624	$1,800
U.S. business-to-business	9	6

Total U.S.	3,633	1,806
Europe	—	—

Total long-lived assets	$3,633	$1,806

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total U.S.	12,026	12,026
Europe	—	1,590

Total goodwill	$12,026	$13,616

14. DISCONTINUED OPERATIONS

On September 1, 2006, the Company transferred the ownership of its German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future digital plans subscriptions and advertising revenues. These websites were unprofitable for several periods prior to their transfer. The Company exited these markets due to the limited potential to improve the profitability of the websites, their distance from the Company’s operational center, and the differences in their market and consumer dynamics compared with the Company’s primary market in the U.S.

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and gain on disposal of the three websites are segregated and reported as discontinued operations for all periods presented in this report. As of December 31, 2006 there were no remaining assets that were held for sale. Operating results for the websites are included in the Consolidated Statements of Income in net loss from discontinued operations for the three years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Revenues	$—	$774	$1,049
Loss from operations	$—	$(431)	$(954)
Net loss	$—	$(412)	$(954)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three years ended December 31, 2007 (in thousands, except per share information):

	2007	2006	2005
Basic (loss) earnings per common share:
Net (loss) income	$(9,408)	$(4,100)	$1,336

Weighted average common shares outstanding	24,811	23,421	21,524

Basic (loss) earnings per common share	$(0.38)	$(0.18)	$0.06

Diluted (loss) earnings per common share:
Net (loss) income	$(9,408)	$(4,100)	$1,336

Weighted average common shares outstanding	24,811	23,421	21,524
Effect of dilutive potential common shares:
Stock options	—	—	904

Adjusted weighted average shares and assumed conversions	24,811	23,421	22,428

Diluted (loss) earnings per common share	$(0.38)	$(0.18)	$0.06

16. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	2007	2006
Net loss	$(9,408)	$(4,100)
Other comprehensive income (loss):
Foreign currency translation	(239)	143

Comprehensive loss	$(9,647)	$(3,957)

Accumulated other comprehensive loss as of December 31, 2007 and 2006 consists of foreign currency translation.

17. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement No.157, Fair Value Measurements (“SFAS No. 157”), which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company adopted SFAS No. 157 on January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position or results of operations.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company in fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No.141R”). This Statement replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply with provisions of SFAS No. 141R to any acquisitions after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS No. 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its financial position, cash flows, and results of operations.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2007
Net Revenues	$8,444	$7,551	$6,835	$6,899	$29,729
Loss from operations	(1,258)	(1,386)	(2,315)	(3,779)	(8,738)
Net loss	(1,257)	(1,442)	(2,495)	(4,212)	(9,408)
Basic loss per common share	(0.05)	(0.06)	(0.10)	(0.17)	(0.38)
Diluted loss per common share	(0.05)	(0.06)	(0.10)	(0.17)	(0.38)

2006
Net Revenues	$13,509	$13,581	$12,179	$9,545	$48,814
(Loss) income from operations	(3,576)	(604)	504	(89)	(3,765)
Net (loss) income	(3,570)	(788)	465	(208)	(4,100)
Basic (loss) earnings per common share	(0.16)	(0.03)	0.02	(0.01)	(0.18)
Diluted (loss) earnings per common share	(0.16)	(0.03)	0.02	(0.01)	(0.18)

The sum of the quarterly (loss) earnings per common share amounts may not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

Certain prior year quarterly information related to discontinued operations has been reclassified to conform to the current year presentation.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2007
Allowance for doubtful accounts	$171	$(30)	$—		$(56	)(1)	$85
Returns reserve	33	—	641	(2)	(657	)(3)	17
Valuation allowance for deferred tax assets	7,186	2,576	—		—		9,762

Year ended December 31, 2006
Allowance for doubtful accounts	$34	$180	$—		$(43	)(1)	$171
Returns reserve	103	—	1,666	(2)	(1,736	)(3)	33
Valuation allowance for deferred tax assets	6,188	998	—		—		7,186

Year ended December 31, 2005
Allowance for doubtful accounts	$98	$(46)	$—		$(18	)(1)	$34
Returns reserve	272	—	3,753	(2)	(3,922	)(3)	103
Valuation allowance for deferred tax assets	6,689	—	—		(501)		6,188

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Gross amount added to returns reserve based on historical experience
(3)	Gross refund amounts paid of $0.6 million, $1.7 million and $3.8 million and non-cash adjustments to refund reserve of $16,000, $0.1 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.