Form 10-Q
period 2008-03-31
EDIETS COM INC
filed 2008-05-15
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Corporate Drive, Suite 600

Fort Lauderdale, Florida 33334

(Address of principal executive offices)

(954) 360-9022

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller-reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2008:

Common Stock, $.001 par value per share	25,101,670 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,062	$7,132
Accounts receivable, net	1,392	1,178
Prepaid meal delivery	202	270
Prepaid expenses and other current assets	798	814

Total current assets	4,454	9,394

Restricted cash	1,364	1,174
Property and office equipment, net	4,063	3,633
Intangibles, net	918	1,209
Goodwill	12,026	12,026
Other assets	254	255

Total assets	$23,079	$27,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,132	$1,339
Accrued liabilities	1,923	2,797
Current portion of capital lease obligations	431	479
Deferred revenue	1,611	1,674

Total current liabilities	5,097	6,289

Capital lease obligations, net of current portion	212	303
Deferred revenue	2,084	1,990
Senior secured note, net – related party	6,916	6,247

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	25	25
Additional paid-in capital	42,381	41,191
Accumulated other comprehensive (loss) income	(307)	(150)
Accumulated deficit	(33,329)	(28,204)

Total stockholders’ equity	8,770	12,862

Total liabilities and stockholders’ equity	$23,079	$27,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
REVENUE
Digital plans	$3,212	$6,132
Meal delivery	4,102	680
Other	1,450	1,632

TOTAL REVENUE	8,764	8,444

COSTS AND EXPENSES:
Cost of revenue
Digital plans	625	986
Meal delivery	4,357	571
Other	95	136

Total cost of revenue	5,077	1,693
Technology and development	952	875
Sales, marketing and support	5,166	5,152
General and administrative	1,829	1,680
Amortization of intangible assets	292	302

Total costs and expenses	13,316	9,702

Loss from operations	(4,552)	(1,258)
Interest income	51	68
Interest expense	(657)	(8)
Income tax benefit (provision)	33	(59)

Net loss	$(5,125)	$(1,257)

Loss per common share:
Basic and diluted	$(0.20)	$(0.05)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,044	24,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,125)	$(1,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	232
Amortization of intangibles	292	302
Amortization of senior secured notes – related party discount and expenses	260	—
Provision for bad debt	26	6
Stock-based compensation	745	185
Loss on disposal of fixed assets	3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(240)	(18)
Prepaid expenses and other assets	77	(125)
Accounts payable and accrued liabilities	(383)	(526)
Deferred revenue	91	(305)

Net cash used in operating activities	(3,954)	(1,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnout from acquisition of Nutrio	—	(1,250)
Changes in restricted cash	(190)	—
Purchases of property and office equipment, net	(722)	(157)

Net cash used in investing activities	(912)	(1,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	102	75
Repayment of capital lease obligations	(149)	(61)

Net cash (used in) provided by financing activities	(47)	14

Effect of exchange rate changes on cash and cash equivalents	(157)	(30)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,070)	(2,929)
Cash and cash equivalents, beginning of period	7,132	6,015

Cash and cash equivalents, end of period	$2,062	$3,086

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8	$8

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$10	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses and net decreases in cash and cash equivalents during the three month periods ended March 31, 2008 and 2007.

Prides Capital Partners LLC (“Prides”), majority shareholder of the Company, represented its intention to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due through December 31, 2008. Prides and its affiliates have the financial resources to fulfill this commitment. The Company believes that cash and cash equivalents as of March 31, 2008 of $2.1 million together with the additional financial support from Prides are sufficient to fund operations for the remainder of the year.

Significant Accounting Policies

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions are paid in advance mainly via credit cards. Subscriptions to the Company’s digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive 6-months of digital subscription and met the guarantee requirements they would receive the next 6-months of digital subscription for free. The Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with EITF 99-19, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk before the customers place any orders. Beginning in January 2008, the Company began offering two promotions: a) buy 7 weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”), the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with EITF 01-09, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

Business-to-business revenue relates to the Company’s eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Company obligations typically include guarantees of a minimum number of “impressions” or times that visitors to the Company’s website view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to the Company’s websites who have authorized the Company to allow third party solicitations. Revenues from the collection of email addresses are recognized when no significant Company obligation remains and collection is probable.

Ecommerce revenue is currently derived from the sale of the Company’s various health and fitness store products, including vitamin supplements, to consumers. The Company offers an unconditional 30-day guarantee on all of its products. In accordance with SFAS 48, the Company recognizes revenue on those products only when the guarantee period lapses.

Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese websites.

The Company establishes a reserve for refunds, as all digital plan subscriber payments are deferred upon receipt, and at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, approximately 1% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate estimates for reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations. See Note 3 – Fair Value for further discussion.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008; however, the Company elected not to measure any financial instruments and other items at fair value under the provisions of this standard. Consequently, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). This Statement replaces SFAS 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 141R to any acquisitions after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends SFAS 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 160 to any noncontrolling interests acquired after the effective date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate any impact of adopting SFAS 161 on its financial position, cash flows, and results of operations.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its financial position, cash flows, and results of operations.

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

3. FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2008, the Company does not have any financial assets or liabilities that require measurement at fair value.

4. INTANGIBLES AND GOODWILL

Intangible assets related to the acquisition of Nutrio.com, Inc. (“Nutrio”) in May 2006 are being amortized using the straight-line method over periods ranging from 2- 5 years with a weighted average life of approximately 2.8 years. The Company reviews each intangible asset type and goodwill on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exist.

At March 31, 2008 the Company had $12.0 million in goodwill. Approximately $6.8 million of goodwill relates to the U.S. business-to-business reporting unit and was recorded as a result of the Nutrio acquisition and the remaining $5.2 million of goodwill relates to the U.S. business-to-consumer reporting unit.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Digital plans	$3,212	$6,132
Meal delivery	4,102	680
Business-to-business	793	535
Advertising	471	821
Ecommerce	—	35
Royalties	186	241

	$8,764	$8,444

6. DEFERRED REVENUE

Deferred revenue consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Deferred revenue
Unearned digital plans revenue	$721	$901
Unearned meal delivery revenue	227	77
Unearned development revenue	371	406
Unearned licensing revenue	89	101
Deferred royalty	2,287	2,179

Total deferred revenue	3,695	3,664
Less: current portion of deferred revenue	(1,611)	(1,674)

Non-current portion of deferred revenue	$2,084	$1,990

7. STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of March 31, 2008, there were 329,816 shares of restricted stock and 1,161,842 options outstanding under the Incentive Plan.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of March 31, 2008, 1,287,096 options are outstanding under the Plan.

The Company accounts for its stock-based compensation plans in accordance with FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”). Under the provisions of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method. There were no stock option grants in the first quarter of 2007.

Three months ended March 31, 2008
Expected term (in years)	3.3
Risk-free interest rate	2.5%
Expected volatility	61.8%
Expected dividend yield	0.0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees and directors. For directors, effective January 1, 2007, and for employees and officers, effective January 1, 2008, the Company uses the historical exercise experience in determining the expected term.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.5 million and $0.2 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Cost of revenue	$11	$9
Technology and development	83	39
Sales, marketing and support	121	52
General and administrative	253	72

	$468	$172

A summary of option activity under the Company’s stock plans as of March 31, 2008 and the changes during the first three months of 2008 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	1,868	$3.88	4.25	$3,667
Granted	638	5.51
Exercised	(32)	3.18
Forfeited	(15)	5.58
Expired	(10)	7.24

Outstanding at March 31, 2008	2,449	$4.29	4.23	$1,190

Vested or expected to vest at March 31, 2008	2,175	$4.26	4.21	$1,097

Exercisable at March 31, 2008	1,060	$3.79	3.97	$820

The weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $2.32. There were no stock option grants during the three months ended March 31, 2007. The total intrinsic value of stock options exercised was $44,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $1.9 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Cash received from the exercise of stock options under the Company’s stock plans for the three months ended March 31, 2008 was $0.1 million.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the restricted stock awards under the Company’s Incentive Plan for the three months ended March 31, 2008 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2007	297	$3.96
Granted	85	5.62
Vested	(60)	5.76
Forfeited	(38)	4.49

Non-vested at March 31, 2008	284	$4.91

The total fair value of restricted stock that vested in three months ended March 31, 2008 and 2007 was $0.3 million and zero, respectively. The non-vested restricted stock listed above is expected to vest at the following times: 20,816 shares in the remainder of 2008, 38,000 shares in 2009, and 225,000 shares in 2011.

As of March 31, 2008, there was $0.7 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.5 years.

During the three months ended March 31, 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in conjunction with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares, which are deemed probable of achievement by management, and resulted in incremental compensation expense of $0.2 million to be amortized over the remaining vesting period through February 2011. In addition, during the three months ended March 31, 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. One third, or 23,000 shares, will vest in March 2009 if the performance condition is achieved. The remaining 46,000 shares awarded based on performance-based vesting did not result in any compensation expense during the three months ended March 31, 2008, due to the fact that the performance targets have yet to be set by the Company. At the time that the performance conditions are established, the value of the remaining shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s largest shareholder, in the form of a Senior Secured Note and accompanying agreements (“Note”). The Note calls for semi-annual interest payments of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the Note will be used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to capitalize and add to principal the first semi-annual interest payment which was due in March 2008. This additional principal amount represents approximately 230,000 shares of the Company’s common stock. At the market value of our common stock on March 31, 2008, or $4.42, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately $3.7 million. These diluted potential common shares were not included in the diluted loss per share for the three months ended March 31, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.3 million, which will be amortized over the three-year term of the Note to interest expense using the effective interest method. In the event that the Company chooses to pay its additional semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Note using the effective interest method. For the three months ended March 31, 2008, the Company amortized $0.3 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the Note using the effective interest method. For the three months ended March 31, 2008, the Company amortized $0.2 million of this discount.

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Note using the effective interest method. For the three months ended March 31, 2008, the Company amortized approximately $27,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2008, the Company concluded that the carrying value of the Note is indicative of its fair value and this was calculated to be $6.9 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	758
Discount related to warrants	(1,612)
Discount related to beneficial conversion feature	(2,054)
Discount related to issuance costs	(176)

$6,916

The Company recorded approximately $0.7 million of interest expense, including amortization of the note discounts of $0.5 million, related to the Note during the three months ended March 31, 2008. The principal payment of the Note in the amount of $10 million plus paid in-kind interest of $0.8 million is due upon maturity on August 31, 2010.

The Note places certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Note, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Noted is also secured by 10 million unissued shares of the Company’s common stock. At March 31, 2008 the Company is in compliance with all the covenants in the Note.

9. RELATED PARTY TRANSACTIONS

Senior Secured Note

On August 31, 2007 the Company borrowed $10 million from Prides, the Company’s largest shareholder, in the form of a Senior Secured Note and accompanying agreements (“Note”). See Note 8 for details.

Equity

The Company issued Warrants to purchase approximately 1.19 million shares at $6.00 per share and 1.0 million shares at $5.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio and the Senior Secured Note as described in Note 8, respectively.

For the three months ended March 31, 2008 the Company granted 55,804 stock options with an exercise price of $6.03 to Prides as compensation for its two representative directors. For the comparable period in the prior year, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to Prides. As of March 31, 2008, Prides had 138,535 and 61,895 vested and unvested stock options, respectively, and 25,727 unrestricted shares. These options and restricted stock awards are subject to variable accounting under SFAS 123R as interpreted by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services (“EITF 96-18”). The Company values these stock options and restricted stock awards using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 7). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Compensation expense of $23,000 and $49,000 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to such grants.

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding of 564,880 and 293,517 have not been included in the computation of diluted loss per share for the three months ended March 31, 2008 and 2007, respectively, as their effect is anti-dilutive.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company recorded $33,000 and $(59,000) of income tax benefit (expense) for the three months ended March 31, 2008 and 2007, respectively, related to the operations of eDiets Europe.

12. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(5,125)	$(1,257)
Other comprehensive income (loss):
Foreign currency translation	(157)	(30)

Comprehensive loss	$(5,282)	$(1,287)

Accumulated other comprehensive loss as of March 31, 2008 and 2007 consists of foreign currency translation.

13. SEGMENT INFORMATION

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

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on business segment. Accounting policies of the reportable segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenues:
U.S. business-to-consumer	$7,786	$7,670
U.S. business-to-business	793	535

Total U.S.	8,579	8,205
Europe	185	239

Consolidated net revenues	$8,764	$8,444

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
	2008	2007
Segment (loss) income:
U.S. business-to-consumer	$(5,068)	$(1,452)
U.S. business-to-business	339	(25)

Total U.S.	(4,729)	(1,477)
Europe	177	219

Consolidated loss from operations	$(4,552)	$(1,258)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows (in thousands):

	March 31, 2008	December 31, 2007
Identifiable assets:
U.S. business-to-consumer	$14,685	$18,928
U.S. business-to-business	8,186	8,539

Total U.S.	22,871	27,467
Europe	208	224

Total identifiable assets	$23,079	$27,691

Long-lived assets, net:
U.S. business-to-consumer	$4,055	$3,624
U.S. business-to-business	8	9

Total long-lived assets	$4,063	$3,633

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total goodwill	$12,026	$12,026

14. LEGAL PROCEEDINGS

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

•	any delay, disruption, or suspension of our supply of prepared meals from our vendor;

•	any increase in the cost of food or energy which would negatively impact our meal delivery business;

•	changes in customer preferences, discretionary spending and the availability of consumer credit which may particularly impact the meal delivery business;

•	product liability claims or regulatory action from the sale of prepared meals;

•	our inability to obtain sufficient and/or acceptable outside financing or funding (when and if required);

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

The factors listed in the section entitled “Certain Factors Which May Affect Future Results” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2007, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four primary ways.

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

Subscription Business

We have been offering digital subscription-based plans in the United States since 1998, when we launched our first diet plan. Our digital diet plans are personalized according to an individual’s weight goals and food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of over twenty different digital diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. We also began offering a subscription-based nationwide weight loss oriented meal delivery service.

Subscribers to our digital diet and meal delivery plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a digital diet or meal delivery product, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by licensed mental health counselors, registered dietitians and certified fitness trainers and the resources of approximately 30 customer service representatives, nutritionists and fitness personnel.

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit cards, with renewals billed automatically, until cancellation.

Meal delivery subscribers may purchase a full week or five days of freshly prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two or three days.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2007 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions are paid in advance mainly via credit cards. Subscriptions to the digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive 6-months of digital subscription and met the guarantee requirements they would receive the next 6-months of digital subscription for free. We recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), we recognize gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with EITF 99-19, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk before the customers place any orders. Beginning in January 2008 we began offering two promotions: a) buy 7 weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”), we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with EITF 01-09, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Our obligations typically include guarantees of a minimum number of “impressions” or times that visitors to our Web site view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to our Web sites who have authorized us to allow third party solicitations. Revenues from the collection of email addresses are recognized when no significant Company obligation remains and collection are probable.

Ecommerce revenue is currently derived from the sale of our various health and fitness store products, including vitamin supplements, to consumers. We offer an unconditional 30-day guarantee on all of our products. In accordance with SFAS 48, we recognize revenue on those products only when the guarantee period lapses.

Royalty revenue is derived from the exclusive technology licensing agreement related to our operations in the United Kingdom and Ireland and is being recognized on a straight-line basis, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese Web sites.

Our most significant accounting estimate is our reserve for refunds. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, approximately 1% of digital plan subscriber sales will result in a refund issued in subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our estimates used for reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2008	2007
Revenue	100%	100%
Cost of revenue	58	20
Technology and development	11	10
Sales, marketing and support	59	61
General and administrative	21	20
Amortization of intangible assets	3	4
Interest income	(1)	1
Interest expense	7	*
Income tax provision	*	(1)
Net loss	(58)%	(15)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenue: Total revenue for the three months ended March 31, 2008 was $8.8 million, an increase of 4% versus the $8.4 million recorded in the comparable prior year period.

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Digital plans	$3,212	$6,132
Meal delivery	4,102	680
Business-to-business	793	535
Advertising	471	821
Ecommerce	—	35
Royalties	186	241

	$8,764	$8,444

Digital plans revenue was $3.2 million and $6.1 million in the three months ended March 31, 2008 and 2007, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the three months ended March 31, 2008, the average subscriber base was 45% lower than the corresponding prior year period and the average weekly fees were 1% higher than the corresponding prior year period. Fewer digital plan subscribers were added for the first quarter of 2008 compared to 2007 as the cost to acquire a digital plan subscriber continues to increase significantly, thereby causing us to obtain significantly less subscribers for approximately the same advertising costs in the current quarter as comparable prior year quarter.

Meal delivery had revenues of $4.1 million and $0.7 million, including shipping revenue, for the three months ended March 31, 2008 and 2007, respectively. Increase in meal delivery revenue relates to higher marketing efforts in the current quarter. Growth in the meal delivery business is expected to contribute the majority of our overall revenue growth in the current fiscal year.

Business-to-business revenues, which are primarily license related revenues were approximately $0.8 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in revenue is directly related to the increase in number of customers that eDiets Corporate Services manages.

Advertising revenue from our website and our newsletter decreased by 43% for the three months ended March 31, 2008 from the comparable prior year period, due to fewer site visitors who observe third-party banner impressions in 2008. Visitors to our websites declined in 2008. Due to the rising online advertising rates as well as the Company focus on advertising more towards meal delivery, the Company shifted its advertising budget to offline campaigns versus online advertising, which in turn caused less visitors to our websites. The Company believes that this integrated approach will drive down its overall customer acquisitions going forward.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three months ended March 31, 2008 and 2007 was $5.0 million and $1.7 million, respectively.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Digital plans	$625	$986
Meal delivery	4,357	571
Other	95	136

Total cost of revenue	$5,077	$1,693

Cost of digital plans revenue consists primarily of credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.6 million for the three months ended March 31, 2008 as compared to $1.0 million in the corresponding prior year period and is directly related to the decrease in digital plans subscription revenue as mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue increased to $4.4 million for the three months ended March 31, 2008 from $0.6 million in the corresponding prior year period and is directly related to the increase in meal delivery revenue as mentioned above as well as product waste incurred in the current quarter.

Cost of other revenue consists primarily of Internet access and serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was flat at $0.1 million for each of the three months ended March 31, 2008 and 2007.

Total gross margin as a percent of revenue declined to 42% for the three months ended March 31, 2008 from 80% from the respective prior year period as lower margin meal delivery sales became a larger portion of total sales. We anticipate our gross margin will continue to decline in the future as meal delivery revenue becomes a larger share of total revenue.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $1.0 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment. These expenses were approximately $5.2 million for each of the three months ended March 31, 2008 and 2007 and represent mainly advertising media expense. In total, advertising media expense which is for the U.S. business-to-consumer segment was $3.5 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.8 million for the three months ended March 31, 2008 as compared to $1.7 million in the corresponding prior year period. The increase for the current period compared to the prior year quarter was mainly due to stock-based compensation costs.

Stock-based compensation costs for the three months ended March 31, 2008 and 2007 were $0.3 million and $0.1 million, respectively.

Amortization of Intangible Assets: Amortization expense was $0.3 million for each of the three months ended March 31, 2008 and 2007.

Interest Income: Interest income was $0.1 million for each of the three months ended March 31, 2008 and 2007 and relates to interest income earned on our cash accounts.

Interest Expense: Interest expense was $0.7 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase relates to the interest expense recorded in connection with the senior secured note issued in August 2007.

Income Tax Benefit (Provision): Income tax benefit (provision) of less than $0.1 million and $(0.1) million for the three months ended March 31, 2008 and 2007, respectively, primarily relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $(5.1) million and $(1.3) million for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities is for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. We expect that trend to continue going forward. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. The trend is expected to continue going forward.

At March 31, 2008, we had a net working capital deficit of $(0.6) million, compared to net working capital of $3.1 million at December 31, 2007. Cash and cash equivalents at March 31, 2008 were $2.1 million, a decrease of $5.0 million from the balance of $7.1 million at December 31, 2007. In 2007 our principal source of liquidity was borrowing $10 million, in the third quarter of 2007, with a three-year term from our largest shareholder to invest in opportunities to grow the business, including advertising our meal delivery program and upgrading our technology platform.

In the third quarter of 2007 we also entered into a capital lease obligation of approximately $0.5 million to finance a portion of our technology platform upgrade.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Prides Capital Partners LLC (“Prides”), our majority shareholder, represented its intention to provide the necessary level of financial support to the Company to enable us to pay our debts as they become due through December 31, 2008. Prides and its affiliates have the financial resources to fulfill this commitment. Management believes that cash and cash equivalents as of March 31, 2008 of $2.1 million together with the additional financial support from Prides are sufficient to fund operations for the remainder of the year. To the extent we require additional funds to support our operations or the expansion of our business; we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us or at all.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the three months ended March 31, 2008, we used $(4.0) million of cash in operating activities. The negative cash flow related to our net loss of $(5.1) million, adjusted for, among other things, certain non-cash items including $0.3 million of depreciation, $0.3 million of amortization of intangibles, $0.3 million of amortization of the senior secured notes – related party discount and expenses, and $0.7 million of stock-based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(0.5) million.

For the three months ended March 31, 2007, we used $(1.5) million of cash in operating activities. The negative cash flow related to our net loss of $(1.2) million, adjusted for, among other things, certain non-cash items including $0.2 million of depreciation, $0.3 million of amortization of intangibles and $0.2 million if stock based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $(0.9) million.

Cash Flows from Investing Activities: For the three months ended March 31, 2008 we used $(0.9) million of cash in investing activities. The cash usage was due to an increase in restricted cash of $(0.2) million to fund a collateral account related to a capital lease obligation for our technology platform upgrade, and $(0.7) million of capital expenditures, primarily computer equipment and software development costs.

For the three months ended March 31, 2007 we used $(1.4) million of cash in investing activities. The cash usage was due to a performance based payment of $(1.3) million to Nutrio shareholders, and $(0.2) million of capital expenditures, primarily computer equipment, software development costs and leasehold improvements.

Cash Flows from Financing Activities: Our financing activities used less than $(0.1) million of cash for the three months ended March 31, 2008. The cash used in the three months ended March 31, 2008 was primarily attributable to $0.1 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $(0.1) million.

For the three months ended March 31, 2007 our financing activities provided for less than $0.1 million. The cash provided for the three months ended March 31, 2007 was primarily attributable to $0.1 million in proceeds from the exercise of stock options, offset by the repayment of capital lease obligations of $(0.1) million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, indicated that there were no changes in our internal controls which occurred during our quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the material weakness related to the Company’s complex, non-routine, and newly occurring transactions identified in the Company’s 2007 Annual Report on Form 10-K. As of the filing of this Quarterly Report on Form 10-Q, the Company has implemented the following measures:

•	Hired a new Chief Financial Officer; however, this remediation will require additional time for training and building institutional knowledge;

•	Complex, non-routine, and newly occurring transactions are identified by the Chief Financial Officer and reported to the accounting department

•	The accounting department evaluates such transactions and documents their accounting treatment for the current period

The Company anticipates that these remediation actions represent ongoing improvement measures as further action is required to complete our remediation including the development and implementation of enhanced processes. Our management will monitor closely the implementation of our remediation plan. Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 2.	None

Item 3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 6, 2008 the Company’s stockholders voted on the following proposal:

1. Proposal to elect directors:

	FOR	WITHHELD
Kevin A. Richardson, II	19,471,770	40,096
Stephen L. Cootey	19,427,219	84,647
Robert L. Doretti	19,329,314	182,552
Lee S. Isgur	19,287,282	224,584
Ronald Luks	19,471,838	40,028
Pedro N. Ortega-Dardet	19,428,963	82,903
Andrea M. Weiss	19,470,931	40,935
Stephen Rattner	19,339,770	172,096

2. Proposal to approve the amendment of the Company’s 2004 Equity Incentive Plan:

FOR	AGAINST	WITHHELD
8,456,946	1,251,964	13,471

Item 5.	None

Item 6.	Exhibits

The following exhibits are included herein:

10.1	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC *

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

*	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Principal Financial Officer)

DATE: May 14, 2008

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC *

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

*	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.