Form 10-Q
period 2008-06-30
EDIETS COM INC
filed 2008-08-11
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2008:

Common Stock, $.001 par value per share	25,149,774 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,806	$7,132
Accounts receivable, net	1,751	1,178
Prepaid meal delivery	211	270
Prepaid expenses and other current assets	726	814

Total current assets	5,494	9,394

Restricted cash	1,395	1,174
Property and office equipment, net	4,439	3,633
Intangibles, net	683	1,209
Goodwill	12,026	12,026
Other assets	258	255

Total assets	$24,295	$27,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,388	$1,339
Accrued liabilities	2,829	2,797
Current portion of capital lease obligations	396	479
Deferred revenue	1,746	1,674

Total current liabilities	6,359	6,289

Capital lease obligations, net of current portion	118	303
Deferred revenue	2,033	1,990
Senior secured note, net – related party	7,553	6,247

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	25	25
Additional paid-in capital	44,976	41,191
Accumulated other comprehensive (loss) income	(312)	(150)
Accumulated deficit	(36,457)	(28,204)

Total stockholders’ equity	8,232	12,862

Total liabilities and stockholders’ equity	$24,295	$27,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE
Digital plans	$2,524	$5,124	$5,736	$11,256
Meal delivery	2,720	711	6,823	1,391
Other	1,207	1,716	2,656	3,348

TOTAL REVENUE	6,451	7,551	15,215	15,995

COSTS AND EXPENSES:
Cost of revenue
Digital plans	574	670	1,198	1,655
Meal delivery	2,765	719	7,123	1,290
Other	114	119	209	256

Total cost of revenue	3,453	1,508	8,530	3,201
Technology and development	1,021	1,017	1,972	1,891
Sales, marketing and support	2,329	4,416	7,495	9,569
General and administrative	1,809	1,671	3,638	3,351
Amortization of intangible assets	237	302	529	604

Total costs and expenses	8,849	8,914	22,164	18,616

Loss from operations	(2,398)	(1,363)	(6,949)	(2,621)
Interest income	24	29	75	97
Interest expense	(721)	(25)	(1,378)	(33)
Income tax provision	(33)	(83)	(1)	(142)

Net loss	$(3,128)	$(1,442)	$(8,253)	$(2,699)

Loss per common share:
Basic and diluted	$(0.12)	$(0.06)	$(0.33)	$(0.11)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,114	24,748	25,079	24,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,253)	$(2,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	691	447
Amortization of intangibles	529	604
Amortization of senior secured notes – related party discount and expenses	514	—
Provision for bad debt	91	11
Stock-based compensation	1,035	717
Loss on disposal of fixed assets	—	20
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(664)	76
Prepaid expenses and other assets	128	58
Accounts payable and accrued liabilities	814	(256)
Deferred revenue	140	(541)

Net cash used in operating activities	(4,975)	(1,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnout from acquisition of Nutrio	—	(1,250)
Changes in restricted cash	(222)	—
Purchases of property and office equipment, net	(1,487)	(427)

Net cash used in investing activities	(1,709)	(1,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	299	285
Proceeds from senior secured notes, net – related party	2,500	—
Repayment of capital lease obligations	(279)	(122)

Net cash provided by financing activities	2,520	163

Effect of exchange rate changes on cash and cash equivalents	(162)	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,326)	(3,079)
Cash and cash equivalents, beginning of period	7,132	6,015

Cash and cash equivalents, end of period	$2,806	$2,936

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17	$11

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$10	$69

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses and net decreases in cash and cash equivalents during the three and six month periods ended June 30, 2008 and 2007.

At June 30, 2008, the Company had a net working capital deficit of $0.9 million, compared to net working capital of $3.1 million at December 31, 2007. Cash and cash equivalents at June 30, 2008 were $2.8 million, a decrease of $4.3 million from the balance of $7.1 million at December 31, 2007. In 2007, the Company’s principal source of liquidity was borrowing $10 million, in the third quarter of 2007, with a three-year term from the Company’s majority shareholder to invest in opportunities to grow the business, including advertising its meal delivery program and upgrading its technology platform. In the second quarter of 2008 the Company borrowed an additional $2.6 million from the same shareholder, with a three year term, to be used for general corporate purposes. The Company expects that cash required for operations and capital expenditures during the second half of 2008 will be in the range of $1.0 million to $2.0 million.

Prides Capital Partners LLC (“Prides”), the Company’s majority shareholder, represented its intention to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due through December 31, 2008. Prides and its affiliates have the financial resources to fulfill this commitment. Management believes that cash and cash equivalents as of June 30, 2008 of $2.8 million together with the additional financial support from Prides are sufficient to fund operations for the remainder of the year. Prides has irrevocably committed to provide the Company with an additional $2.5 million in Senior Secured Notes, with terms similar to the Senior Secured Note from May 2008. To the extent the Company requires additional funds to support its operations or the expansion of its business it may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company, or at all.

Significant Accounting Policies

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the Company’s digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive 6-months of digital subscription and met the guarantee requirements they would receive the next 6-months of digital subscription for free. The Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

The Company establishes a reserve for refunds, as all digital plan subscriber payments are deferred upon receipt, and at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, approximately 1% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate estimates for reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the condensed consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends SFAS 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 160 to any noncontrolling interests acquired after the effective date.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate any impact of adopting FSP 157-1 and FSP 157-2 on its financial position, cash flows, and results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact that FSP 142-3 will have on its financial position, cash flows, and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate any impact of adopting SFAS 162 on its financial position, cash flows, and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of APB 14-1 effective date. The Company is currently assessing the impact APB 14-1 will have on its financial position, cash flows, and results of operations.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 30, 2008, the Company does not have any financial assets or liabilities that require measurement at fair value.

4. INTANGIBLES AND GOODWILL

Intangible assets related to the acquisition of Nutrio.com, Inc. (“Nutrio”) in May 2006 are being amortized using the straight-line method over periods ranging from 2-5 years with a weighted average life of approximately 2.8 years. The Company reviews each indefinite-lived intangible asset and goodwill on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exist.

At June 30, 2008 the Company had $12.0 million in goodwill. Approximately $6.8 million of goodwill relates to the U.S. business-to-business reporting unit and was recorded as a result of the Nutrio acquisition and the remaining $5.2 million of goodwill relates to the U.S. business-to-consumer reporting unit.

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Digital	$2,524	$5,124	$5,736	$11,256
Meal delivery	2,720	711	6,823	1,391
Business-to-business	844	550	1,637	1,085
Advertising	179	795	650	1,616
Ecommerce	19	32	18	67
Royalties	165	339	351	580

	$6,451	$7,551	$15,215	$15,995

6. DEFERRED REVENUE

Deferred revenue consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Deferred revenue
Unearned digital plans revenue	$518	$901
Unearned meal delivery revenue	58	77
Unearned development revenue	910	406
Unearned licensing revenue	58	101
Deferred royalty	2,235	2,179

Total deferred revenue	3,779	3,664
Less: current portion of deferred revenue	(1,746)	(1,674)

Non-current portion of deferred revenue	$2,033	$1,990

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 1,500,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of June 30, 2008, there were 316,878 shares of restricted stock and 1,081,842 options outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of June 30, 2008, 1,226,519 options are outstanding under the Plan.

The Company accounts for its stock-based compensation plans in accordance with FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”). Under the provisions of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method. There were no stock option grants during the second quarter of 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (in years)	—	3.7	3.2	3.7
Risk-free interest rate	—%	4.5%	2.5%	4.5%
Expected volatility	—%	64.4%	61.8%	64.4%
Expected dividend yield	—%	—%	—%	—%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees and directors. For directors, effective January 1, 2007, and for employees and officers, effective January 1, 2008, the Company uses the historical exercise experience in determining the expected term. Prior to that the Company used the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.3 million and $0.4 million, respectively. During the six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.8 million and $0.6 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$9	$9	$20	$18
Technology and development	71	95	154	134
Sales, marketing and support	101	106	222	158
General and administrative	109	208	362	280

	$290	$418	$758	$590

A summary of option activity under the Company’s stock plans as of June 30, 2008 and the changes during the first six months of 2008 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	1,868	$3.88	4.25	$3,667
Granted	638	5.51
Exercised	(90)	3.33
Forfeited	(17)	6.27
Expired	(91)	4.59

Outstanding at June 30, 2008	2,308	$4.31	4.03	$681

Vested or expected to vest at June 30, 2008	2,112	$4.27	4.02	$652

Exercisable at June 30, 2008	1,262	$3.90	3.85	$565

The weighted-average fair value of stock options granted during the six months ended June 30, 2008 was $2.41. There were no stock option grants during the second quarter of 2008. The weighted-average fair value of stock options granted during the three months ended June 30, 2007 was $1.93. There were no stock option grants during the first quarter of 2007.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total intrinsic value of stock options exercised was $0.1 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $1.7 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.94 years.

Cash received from the exercise of stock options under the Company’s stock plans for the three and six months ended June 30, 2008 was $0.2 million and $0.3 million, respectively.

A summary of the restricted stock awards under the Company’s Incentive Plan for the six months ended June 30, 2008 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2007	297	$3.96
Granted	85	5.62
Vested	(73)	5.62
Forfeited	(38)	4.49

Non-vested at June 30, 2008	271	$4.90

The total fair value of restricted stock that vested in the three months ended June 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively. The total fair value of restricted stock that vested in the six months ended June 30, 2008 and 2007 was $0.4 million and $0.2 million, respectively. The non-vested restricted stock listed above is expected to vest at the following times: 7,877 shares in the remainder of 2008, 38,000 shares in 2009, and 225,000 shares in 2011.

As of June 30, 2008, there was $0.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 2.3 years.

In February 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in conjunction with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares. In the first quarter of 2008, those conditions were deemed probable of achievement by management and resulted in an incremental $24,000 of compensation expense for that period. As of June 30, 2008 those performance conditions were no longer deemed probable of achievement by management, and therefore resulted in a reversal of the $24,000 compensation expense recorded in the prior quarter. In addition, in March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. One third, or 23,000 shares, will vest in March 2009 if the performance condition is achieved. The remaining 46,000 shares awarded based on performance-based vesting did not result in any compensation expense during the three and six months ended June 30, 2008, due to the fact that the performance targets have yet to be set by the Company. At the time that the performance conditions are established, the value of the remaining shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note will be used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to add to principal the first semi-annual interest payment which was due in March 2008. This additional principal amount represents approximately 230,000 shares of the Company’s common stock. At the market value of the Company’s common stock on June 30, 2008, or $4.03, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately zero. These diluted potential common shares were not included in the diluted loss per share for the three and six months ended June 30, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.3 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its additional semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of June 30, 2008, the Company has amortized $0.4 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of June 30, 2008, the Company has amortized $0.3 million of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the May 2008 transaction described below, these warrants are subsequently subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company.

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of June 30, 2008, the Company has amortized approximately $36,000 of this discount.

As of June 30, 2008, the Company concluded that the carrying value of the First Note is indicative of its fair value and this was calculated to be $7.1 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	758
Discount related to warrants, net	(1,512)
Discount related to beneficial conversion feature, net	(1,930)
Discount related to issuance costs, net	(166)

$7,150

The Company recorded approximately $1.3 million of interest expense, including amortization of the note discounts of $0.5 million, related to the First Note during the six months ended June 30, 2008. The principal payment of the First Note in the amount of $10 million plus paid in-kind interest of $0.8 million is due upon maturity on August 31, 2010.

On May 30, 2008 the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note calls for quarterly interest payments at a rate of 18% per annum. The interest can be paid in cash provided that Prides notifies the Company no less than 15 days prior to such payment date and if no notice is given such accrued interest will be added to the principal amount of the Second Note. The proceeds from the Second Note will be used for general corporate purposes. The maturity date of the Second Note is June 30, 2011 but it may be paid earlier, subject to a penalty. The Second Note contains an optional prepayment clause as well as a mandatory prepayment clause. The optional prepayment clause indicates that all or any portion of the principal and accrued and unpaid interest under this Note may not be paid prior to the Maturity Date without the written consent of Prides upon fifteen (15) days prior written notice to Prides, provided, however, that (i) if any such prepayment is made on or before June 30, 2009, such prepayment shall include a prepayment premium of 5% of the prepaid amount, and (ii) if any such prepayment is made after June 30, 2009 and on or before June 30, 2010, such prepayment shall include a prepayment premium of 3% of the prepaid amount. The Mandatory prepayment clause indicates that no later than 15 days after the closing of any public or private sale by the Company of its equity except for Exempt Sales (as defined in the agreement), the Company shall prepay 100% of the outstanding Second Note plus any accrued and unpaid interest to the date of such prepayment, provided, however, that (i) if any such prepayment is made on or before June 30, 2009, such prepayment shall include a prepayment premium of 5% of the prepaid amount, and (ii) if any such prepayment is made after June 30, 2009 and on or before June 30, 2010, such prepayment shall include a prepayment premium of 3% of the prepaid amount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 555,515 shares of the Company’s common stock. At the market value of our common stock on June 30, 2008, or $4.03, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately zero. These diluted potential common shares were not included in the diluted loss per share for the three and six months ended June 30, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its additional quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of June 30, 2008, the Company has amortized $6,000 of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, warrants to purchase 0.5 million shares of the Company’s common stock at $4.25 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. These warrants are subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Note using the effective interest method. As of June 30, 2008, the Company has amortized $6,000 of this discount.

The Company incurred $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Note using the effective interest method. As of June 30, 2008, the Company has amortized less than $1,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2008, the Company concluded that the carrying value of the Second Note is indicative of its fair value and this was calculated to be $0.4 million as follows (in thousands):

Senior secured note	$2,595
Discount related to warrants, net	(1,002)
Discount related to beneficial conversion feature, net	(1,096)
Discount related to issuance costs, net	(94)

$403

The Company recorded approximately $0.1 million of interest expense, including amortization of the note discounts of less than $0.1 million, related to the Second Note during the six months ended June 30, 2008. The principal payment of the Second Note in the amount of $2.6 million is due upon maturity on June 30, 2011.

The First Note and Second Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10 million unissued shares of the Company’s common stock. At June 30, 2008 the Company is in compliance with all the covenants in the Notes.

Prides has committed to provide the Company with an additional $2.5 million in Senior Secured Notes, with terms similar to the Second Note.

9. RELATED PARTY TRANSACTIONS

Senior Secured Notes

On August 31, 2007 and May 30, 2008 the Company borrowed $10 million and $2.6 million, respectively, from Prides, the Company’s majority shareholder, in the form of Senior Secured Notes and accompanying agreements. See Note 8 for details.

Equity

The Company issued Warrants to purchase approximately 1.19 million shares at $6.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio. In connection with the Notes issued in August 2007 and May 2008, as described in Note 8, the Company issued warrants to purchase 1.0 million shares at $5.00 per share and 0.5 million shares at $4.25 per share, respectively.

For the three months ended June 30, 2007, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to Prides as compensation for its two representative directors. There were no such grants in the first quarter of 2007 or for the six months ended June 30, 2008. As of June 30, 2008, Prides had 138,376 and 6,250 vested and unvested stock options, respectively, and 25,727 unrestricted shares. These options and restricted stock awards are subject to variable accounting under SFAS 123R as interpreted by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services (“EITF 96-18”). The Company values these stock options and restricted stock awards using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 7). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding of approximately 491,000 and 542,000 have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2008, respectively, as their effect is anti-dilutive. Potential common shares outstanding of approximately 543,000 and 420,000 have not been included in the computation of diluted loss per share for the corresponding periods in prior year, respectively, as their effect is anti-dilutive.

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

The Company recorded $33,000 and $1,000 of income tax expense for the three and six months ended June 30, 2008, respectively, and $83,000 and $142,000 for the three and six months ended June 30, 2007, respectively, related to the operations of eDiets Europe.

12. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,128)	$(1,442)	$(8,253)	$(2,699)
Other comprehensive income (loss):
Foreign currency translation	(5)	(156)	(162)	(186)

Comprehensive loss	$(3,133)	$(1,598)	$(8,415)	$(2,885)

Accumulated other comprehensive loss as of June 30, 2008 and 2007 consists of foreign currency translation.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
U.S. business-to-consumer	$5,442	$6,655	$13,227	$14,325
U.S. business-to-business	844	549	1,637	1,084

Total U.S.	6,286	7,204	14,864	15,409
Europe	165	347	351	586

Consolidated net revenues	$6,451	$7,551	$15,215	$15,995

Segment income (loss):
U.S. business-to-consumer	$(2,948)	$(1,713)	$(8,016)	$(3,165)
U.S. business-to-business	440	16	780	(9)

Total U.S.	(2,508)	(1,697)	(7,236)	(3,174)
Europe	110	334	287	553

Consolidated loss from operations	$(2,398)	$(1,363)	$(6,949)	$(2,621)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows (in thousands):

	June 30, 2008	December 31, 2007
Identifiable assets:
U.S. business-to-consumer	$15,742	$18,928
U.S. business-to-business	8,397	8,539

Total U.S.	24,139	27,467
Europe	156	224

Total identifiable assets	$24,295	$27,691

Long-lived assets, net:
U.S. business-to-consumer	$4,391	$3,624
U.S. business-to-business	48	9

Total long-lived assets	$4,439	$3,633

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total goodwill	$12,026	$12,026

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

•	We sell digital weight-loss programs.

•	We also offer a nationwide weight loss oriented meal delivery service.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Web sites.

•	We also sell advertising throughout our content assets, which are our diet, fitness and healthy lifestyle-oriented Web sites.

Subscription Business

We have been offering digital subscription-based plans in the United States since 1998, when we launched our first diet plan. Our digital diet plans are personalized according to an individual’s weight goals and food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of over twenty different digital diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. We also offer a subscription-based nationwide weight loss oriented meal delivery service.

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

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation.

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

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in our Web sites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive 6-months of digital subscription and met the guarantee requirements they would receive the next 6-months of digital subscription for free. We recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Our most significant accounting estimate is our reserve for refunds. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, approximately 1% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our estimates used for reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	54	20	56	20
Technology and development	16	13	13	12
Sales, marketing and support	36	58	49	60
General and administrative	28	22	24	21
Amortization of intangible assets	4	4	3	4
Interest income	*	*	*	*
Interest expense	11	*	9	*
Income tax provision	1	1	*	1
Net loss	(48)	(19)	(54)	(17)

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

Revenue: Total revenue for the three and six months ended June 30, 2008 was $6.5 million and $15.2 million, respectively, a decrease of 15% and 5% versus the $7.6 million and $16.0 million recorded in the comparable prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Digital	$2,524	$5,124	$5,736	$11,256
Meal delivery	2,720	711	6,823	1,391
Business-to-business	844	550	1,637	1,085
Advertising	179	795	650	1,616
Ecommerce	19	32	18	67
Royalties	165	339	351	580

	$6,451	$7,551	$15,215	$15,995

Digital plans revenue was $2.5 million and $5.7 million in the three and six months ended June 30, 2008, respectively, as compared to $5.1 million and $11.3 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. At June 30, 2008, the average subscriber base was approximately 40% lower than at June 30, 2007 and the average weekly fees for both the three and six months ended June 30, 2008 were approximately 2% lower than the corresponding prior year periods. Fewer digital plan subscribers were added for the first six months of 2008 compared to 2007 as the cost to acquire a digital plan subscriber continues to increase significantly, thereby causing us to spend less in advertising in the three and six months periods ended June 30, 2008 as compared to the prior year periods.

Meal delivery had revenues of $2.7 million and $6.8 million, including shipping revenue, for the three and six months ended June 30, 2008, respectively, as compared to $0.7 million and $1.4 million for the same periods in the prior year. Increase in meal delivery revenue relates to higher marketing efforts in the current year. Growth in the meal delivery business is expected to contribute the majority of our overall revenue in the current fiscal year.

Business-to-business revenues, which are primarily license related revenues, were approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively, as compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2007, respectively. The increase in revenue is directly related to the increase in number of customers and expansion of existing customers that eDiets Corporate Services manages in the current year.

Advertising revenue from our website and our newsletter decreased by 78% and 60% for the three and six months ended June 30, 2008 from the comparable prior year periods, due to fewer site visitors who observe third-party banner impressions in 2008. The number of visitors to our websites has declined in 2008. Due to rising online advertising rates as well as our focus on targeting more of our advertising investments to meal delivery, we have reduced our spending and shifted much of our remaining advertising budget to offline campaigns versus online advertising. This has generated fewer visitors to our websites and may drive down our overall customer acquisitions going forward. An additional factor that contributed to the decline in visitors to our websites in the second quarter of 2008 was the transition to our new technology platform. During the transition we did not effectively transfer our website content which in turn had a negative impact on visitors obtained through traffic generated from natural search.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and six months ended June 30, 2008 was $3.5 million and $8.5 million, respectively, as compared to $1.5 million and $3.2 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Digital	$574	$670	$1,198	$1,655
Meal delivery	2,765	719	7,123	1,290
Other	114	119	209	256

Total cost of revenue	$3,453	$1,508	$8,530	$3,201

Cost of digital plans revenue consists primarily of credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.6 million and $1.2 million for the three and six months ended June 30, 2008, respectively, as compared to $0.7 million and $1.7 million in the corresponding prior year periods and is primarily related to the decrease in digital plans subscription revenue as mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue increased to $2.8 million and $7.1 million for the three and six months ended June 30, 2008, respectively, from $0.7 million and $1.3 million in the corresponding prior year periods and is directly related to the increase in meal delivery revenue as mentioned above as well as product waste incurred in the current year.

Cost of other revenue consists primarily of Internet access and serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was flat at $0.1 million for each of the three months ended June 30, 2008 and 2007, respectively. Cost of other revenue was $0.2 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

Total gross margin as a percent of revenue declined to 46% and 44% for the three and six months ended June 30, 2008 from 80% and 80% from the respective prior year periods as negative margin meal delivery sales became a larger portion of total sales. We anticipate our total gross margin will improve in the future as our efforts to improve meal delivery margin are realized.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2008, respectively, as compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2007, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment (meal delivery costs are included in this segment). These expenses were approximately $2.3 million and $7.5 million for the three and six months ended June 30, 2008, respectively, as compared to $4.4 million and $9.6 million in the corresponding prior year periods and represent mainly advertising media expense. In total, advertising media expense which is for the U.S. business-to-consumer segment was $0.8 million and $4.2 million for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007 advertising media expense was $2.8 million and $6.4 million, respectively.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 2008, respectively, as compared to $1.7 million and $3.4 million in the corresponding prior year periods. The increase for the current periods compared to the prior year periods was mainly due to higher recruiting expenses.

Amortization of Intangible Assets: Amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively, as compared to $0.3 million and $0.6 million in the corresponding prior year periods.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended June 30, 2008 and 2007 and $0.1 million for each of the six months ended June 30, 2008 and 2007 and relates to interest income earned on our cash accounts.

Interest Expense: Interest expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively as compared to less than $0.1 million for the three and six months ended June 30, 2007. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs and stated interest recorded in connection with the senior secured notes issued in August 2007 and May 2008.

Income Tax Provision: Income tax provision of less than $0.1 million for the each of the three months ended June 30, 2008 and 2007 and $0.1 million for each of the six months ended June 30, 2008 and 2007, primarily relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $3.1 million and $8.3 million for the three and six months ended June 30, 2008, respectively, as compared to a net loss of $1.4 million and $2.7 million for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the six months ended June 30, 2008 is for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. We expect that trend to continue going forward. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

At June 30, 2008, we had a net working capital deficit of $0.9 million, compared to net working capital of $3.1 million at December 31, 2007. Cash and cash equivalents at June 30, 2008 were $2.8 million, a decrease of $4.3 million from the balance of $7.1 million at December 31, 2007. In 2007, our principal source of liquidity was borrowing $10 million, in the third quarter of 2007, with a three-year term from our majority shareholder to invest in opportunities to grow the business, including advertising our meal delivery program and upgrading our technology platform. In the second quarter of 2008 we borrowed an additional $2.6 million from the same shareholder, with a three year term, to be used for general corporate purposes. We expect that cash required for operations and capital expenditures during the second half of 2008 will be in the range of $1.0 million to $2.0 million.

In the third quarter of 2007 we also entered into a capital lease obligation of approximately $0.5 million to finance a portion of our technology platform upgrade.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Prides Capital Partners LLC (“Prides”), our majority shareholder, represented its intention to provide the necessary level of financial support to the Company to enable us to pay our debts as they become due through December 31, 2008. Prides and its affiliates have the financial resources to fulfill this commitment. Management believes that cash and cash equivalents as of June 30, 2008 of $2.8 million together with the additional financial support from Prides are sufficient to fund operations for the remainder of the year. Prides has irrevocably committed to provide us with an additional $2.5 million in Senior Secured Notes, with terms similar to the Second Note. To the extent we require additional funds to support our operations or the expansion of our business we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us, or at all.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the six months ended June 30, 2008, we used $5.0 million of cash in operating activities. The negative cash flow related to our net loss of $8.3 million, adjusted for, among other things, certain non-cash items including $0.7 million of depreciation, $0.5 million of amortization of intangibles, $0.5 million of amortization of the senior secured notes – related party discount and expenses, $0.1 million of provision for bad debt, and $1.0 million of stock-based compensation, and an aggregate increase in cash flows from our operating assets and liabilities of $0.4 million.

For the six months ended June 30, 2007, we used $1.6 million of cash in operating activities. The negative cash flow related to our net loss of $2.7 million, adjusted for, among other things, certain non-cash items including $0.4 million of depreciation, $0.6 million of amortization of intangibles and $0.7 million of stock based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $0.6 million.

Cash Flows from Investing Activities: For the six months ended June 30, 2008 we used $1.7 million of cash in investing activities. The cash usage was due to an increase in restricted cash of $0.2 million to fund a collateral account related to a capital lease obligation for our technology platform upgrade, and $1.5 million of capital expenditures, primarily computer equipment and software development costs.

For the six months ended June 30, 2007 we used $1.7 million of cash in investing activities. The cash usage was due to a performance-based payment of $1.25 million to Nutrio shareholders, and $0.4 million of capital expenditures, primarily computer equipment, software development costs and leasehold improvements.

Cash Flows from Financing Activities: Our financing activities provided for $2.5 million of cash for the six months ended June 30, 2008. This was primarily attributable to $2.5 million in net proceeds from the related party senior secured note issued in May 2008 and $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.3 million.

For the six months ended June 30, 2007 our financing activities provided for $0.3 million of cash. The cash provided for the six months ended June 30, 2007 was primarily attributable to $0.4 million in proceeds from the exercise of stock options, offset by the repayment of capital lease obligations of $0.1 million.

Contractual Obligations: In the second quarter of 2008 we borrowed $2.6 million from Prides in the form of a Senior Secured Note (“Second Note”). The Second Note calls for quarterly interest payments of 18% per annum. The interest can be paid in cash provided that Prides notifies us not less than 15 days prior to such payment date and if no notice is given such accrued interest will be capitalized and added to the principal amount of the Second Note. The Second Note has optional and mandatory prepayment clauses. The proceeds from the Note will be used for general corporate purposes. The maturity date of the Second Note is June 30, 2011. The Second Note has a conversion feature allowing Prides to exercise an option to require us to prepay the Note at maturity through the issuance of equity at $4.67 per share.

At June 30, 2008 we are in compliance with all the covenants of our Notes.

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

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, indicated that there were no changes in our internal controls, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which occurred during the three and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

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

Item 2.	None

Item 3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 6, 2008 the Company’s stockholders voted on the following proposal:

1. Proposal to elect directors:

	FOR	WITHHELD
Kevin A. Richardson, II	19,471,770	40,096
Stephen L. Cootey	19,427,219	84,647
Robert L. Doretti	19,329,314	182,552
Lee S. Isgur	19,287,282	224,584
Ronald Luks	19,471,838	40,028
Pedro N. Ortega-Dardet	19,428,963	82,903
Andrea M. Weiss	19,470,931	40,935
Stephen Rattner	19,339,770	172,096

2. Proposal to approve the amendment of the Company’s 2004 Equity Incentive Plan:

FOR	AGAINST	WITHHELD	BNV
8,456,946	1,251,964	13,471	9,789,485

Item 5.	None

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Principal Financial Officer)

DATE: August 11, 2008

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