Form 10-Q
period 2008-09-30
EDIETS COM INC
filed 2008-11-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2008:

Common Stock, $.001 par value per share	25,153,714 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,531	$7,132
Accounts receivable, net	1,069	1,178
Prepaid meal delivery	175	270
Prepaid expenses and other current assets	646	814

Total current assets	3,421	9,394

Restricted cash	830	1,174
Property and office equipment, net	4,344	3,633
Intangibles, net	509	1,209
Goodwill	12,026	12,026
Other assets	256	255

Total assets	$21,386	$27,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$890	$1,339
Accrued liabilities	2,252	2,797
Current portion of capital lease obligations	86	479
Deferred revenue	1,898	1,674

Total current liabilities	5,126	6,289

Capital lease obligations, net of current portion	84	303
Deferred revenue	1,813	1,990
Senior secured notes, net – related party	8,799	6,247

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock	25	25
Additional paid-in capital	45,316	41,191
Accumulated other comprehensive loss	(120)	(150)
Accumulated deficit	(39,657)	(28,204)

Total stockholders’ equity	5,564	12,862

Total liabilities and stockholders’ equity	$21,386	$27,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUE
Digital plans	$2,079	$4,369	$7,815	$15,625
Meal delivery	1,417	1,035	8,239	2,427
Other	1,257	1,431	3,914	4,777

TOTAL REVENUE	4,753	6,835	19,968	22,829

COSTS AND EXPENSES:

Cost of revenue
Digital plans	640	787	1,838	2,443
Meal delivery	1,407	944	8,530	2,233
Other	108	155	317	411

Total cost of revenue	2,155	1,886	10,685	5,087
Technology and development	1,083	883	3,056	2,774
Sales, marketing and support	2,190	4,218	9,685	13,787
General and administrative	1,403	1,860	5,041	5,233
Amortization of intangible assets	176	303	705	908

Total costs and expenses	7,007	9,150	29,172	27,789

Loss from operations	(2,254)	(2,315)	(9,204)	(4,960)
Interest income	20	70	95	167
Interest expense	(946)	(195)	(2,324)	(207)
Income tax provision	(19)	(55)	(20)	(197)

Net loss	$(3,199)	$(2,495)	$(11,453)	$(5,197)

Loss per common share:
Basic and diluted	$(0.13)	$(0.10)	$(0.46)	$(0.21)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,150	24,880	25,103	24,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,453)	$(5,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,127	759
Amortization of intangibles	705	908
Amortization of discount and expenses, senior secured notes – related party	836	—
Provision for bad debt	82	17
Stock-based compensation	1,322	1,180
Deferred tax benefit	—	(4)
Loss on disposal of fixed assets	1	161
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	27	118
Prepaid expenses and other assets	234	96
Accounts payable and accrued liabilities	741	(109)
Deferred revenue	55	(776)

Net cash used in operating activities	(6,323)	(2,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnout from acquisition of Nutrio	—	(1,250)
Changes in restricted cash	344	(500)
Purchases of property and office equipment, net	(1,829)	(1,162)

Net cash used in investing activities	(1,485)	(2,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	299	381
Proceeds from senior secured notes – related party	2,500	9,800
Repayment of capital lease obligations	(622)	(267)

Net cash provided by financing activities	2,177	9,914

Effect of exchange rate changes on cash and cash equivalents	30	(23)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,601)	4,132
Cash and cash equivalents, beginning of period	7,132	6,015

Cash and cash equivalents, end of period	$1,531	$10,147

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$95	$18

Cash paid for income taxes	$83	$32

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$10	$628

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses and net decreases in cash and cash equivalents during the three and nine month periods ended September 30, 2008 and 2007.

At September 30, 2008, the Company had a net working capital deficit of $1.7 million, compared to net working capital of $3.1 million at December 31, 2007. Cash and cash equivalents at September 30, 2008 were $1.5 million, a decrease of $5.6 million from the balance of $7.1 million at December 31, 2007. In 2007, the Company’s principal source of liquidity was borrowing $10 million, in the third quarter of 2007, with a three-year term from Prides Capital Partners LLC (“Prides”), the Company’s majority shareholder, to invest in opportunities to grow the business, including advertising its meal delivery program and upgrading its technology platform. On May 30, 2008 the Company executed a Note and Warrant Purchase Agreement with Prides in which the Company borrowed an additional $2.6 million from Prides, with a three year term, to be used for general corporate purposes. In the Note and Warrant Purchase Agreement, Prides irrevocably committed to provide the Company with an additional $2.55 million in Senior Secured Notes by June 30, 2008, with terms similar to the Senior Secured Note from May 2008 and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008, Prides provided the additional $2.55 million in Senior Secured Notes as required by the Note and Purchase Agreement. Prides has represented its intention to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due through December 31, 2008. The Company expects that cash required for operations and capital expenditures for the remainder of fiscal year 2008 will be in the range of $1.3 million to $1.8 million.

Management believes that cash and cash equivalents as of September 30, 2008 of $1.5 million together with the additional financial support from Prides are sufficient to fund operations for the remainder of the year. To the extent the Company requires additional funds to support its operations or the expansion of its business it may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company, or at all.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Ecommerce revenue is currently derived from the sale of the Company’s various health and fitness store products, including vitamin supplements, to consumers. The Company offers an unconditional 30-day guarantee on all of its products. In accordance with the Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), the Company recognizes revenue on those products only when the guarantee period lapses.

Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese websites.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company establishes a reserve for refunds, as all digital plan subscriber payments are deferred upon receipt, and at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, approximately 1% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations. See Note 3 – Fair Value Measurements for further discussion.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of September 30, 2008, the Company does not have any financial assets or liabilities that require measurement at fair value.

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

At September 30, 2008 the Company had $12.0 million in goodwill. Approximately $6.8 million of goodwill relates to the U.S. business-to-business reporting unit and was recorded as a result of the Nutrio acquisition and the remaining $5.2 million of goodwill relates to the U.S. business-to-consumer reporting unit.

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Digital	$2,079	$4,369	$7,815	$15,625
Meal delivery	1,417	1,035	8,239	2,427
Business-to-business	935	713	2,573	1,797
Advertising	189	521	838	2,136
Ecommerce	10	37	29	103
Royalties	123	160	474	741

	$4,753	$6,835	$19,968	$22,829

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DEFERRED REVENUE

Deferred revenue consists of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Deferred revenue
Unearned digital plan revenue	$516	$901
Unearned meal delivery revenue	—	77
Unearned development revenue	1,164	406
Unearned licensing revenue	33	101
Deferred royalty	1,998	2,179

Total deferred revenue	3,711	3,664
Less: current portion of deferred revenue	(1,898)	(1,674)

Non-current portion of deferred revenue	$1,813	$1,990

7. STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Governance Committee of the Board of Directors (“the Committee”). A maximum of 3,200,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of September 30, 2008, there were 312,940 shares of restricted stock and 1,189,842 options outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of September 30, 2008, 1,277,319 options are outstanding under the Plan.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (in years)	2.5	3.4	3.0	3.7
Risk-free interest rate	2.5%	4.3%	2.5%	4.5%
Expected volatility	62.4%	63.2%	62.0%	64.4%
Expected dividend yield	—%	—%	—%	—%

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

During the three months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.3 million and $0.5 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $1.0 million and $1.2 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$7	$12	$26	$29
Technology and development	61	94	215	228
Sales, marketing and support	79	92	301	250
General and administrative	141	265	503	660

	$288	$463	$1,045	$1,167

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans as of September 30, 2008 and the changes during the first nine months of 2008 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	1,868	$3.88	4.25	$3,667
Granted	826	5.13
Exercised	(90)	3.33
Forfeited	(29)	5.32
Expired	(108)	4.77

Outstanding at September 30, 2008	2,467	$4.26	3.87	$188

Vested or expected to vest at September 30, 2008	2,215	$4.24	3.84	$186

Exercisable at September 30, 2008	1,286	$3.92	3.62	$183

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2008 was $1.53 and $2.21, respectively. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2007 was $1.65 and $1.86, respectively.

The total intrinsic value of stock options exercised was $0.1 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively, and less than $0.1 million for the three months ended September 31, 2007. There were no exercises of stock options in the three months ended September 31, 2008. As of September 30, 2008, there was $1.5 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.97 years.

Cash received from the exercise of stock options under the Company’s stock plans for the nine months ended September 30, 2008 was $0.3 million.

A summary of the restricted stock awards under the Company’s Incentive Plan for the nine months ended September 30, 2008 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2007	297	$3.96
Granted	85	5.62
Vested	(77)	5.64
Forfeited	(38)	4.49

Non-vested at September 30, 2008	267	$4.89

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total fair value of restricted stock that vested in each of the three months ended September 30, 2008 and 2007 was less than $0.1 million. The total fair value of restricted stock that vested in the nine months ended September 30, 2008 and 2007 was $0.4 million and $0.2 million, respectively. The non-vested restricted stock listed above is expected to vest at the following times: 3,939 shares in the remainder of 2008, 38,000 shares in 2009, and the remaining 225,000 shares in 2011 upon achievement of performance goals that are not currently deemed probable by management as of September 30, 2008.

As of September 30, 2008, there was $0.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 0.5 years.

In February 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in conjunction with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares which are not deemed probable of achievement as of September 30, 2008 and, as a result, no compensation expense has been recorded during the three or nine months ended September 30, 2008 related to these restricted shares. In addition, in March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. Performance conditions have been established for one third, or 23,000 shares, which will vest in March 2009 if the performance condition is achieved. Performance conditions have not been established for the remaining 46,000 shares, and thus no compensation expense has been recorded during the three or nine months ended September 30, 2008 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note were used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to add to principal the first and second semi-annual interest payments which were due in March and September 2008. These additional principal amounts represent approximately 230,000 and 250,000 shares of the Company’s common stock, respectively. At the market value of the Company’s common stock on September 30, 2008, or $3.40, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately $0.4 million. These diluted potential common shares were not included in the diluted loss per share for the three and six months ended September 30, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.3 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its additional semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of September 30, 2008, the Company has amortized $0.5 million of the beneficial conversion feature discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of September 30, 2008, the Company has amortized $0.4 million of this discount.

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

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of September 30, 2008, the Company has amortized approximately $49,000 of this discount.

As of September 30, 2008, the Company concluded that the carrying value of the First Note is indicative of its fair value and this was calculated to be $8.2 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	1,583
Discount related to warrants, net	(1,400)
Discount related to beneficial conversion feature, net	(1,843)
Discount related to issuance costs, net	(153)

$8,187

The Company recorded approximately $2.0 million of interest expense, including amortization of the note discounts of $0.8 million, related to the First Note during the nine months ended September 30, 2008. The principal payment of the First Note in the amount of $10 million plus paid in-kind interest of $1.6 million is due upon maturity on August 31, 2010.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 555,515 shares of the Company’s common stock. The Company chose to add to principal the first and second quarterly interest payments which were due in June and September 2008. These additional principal amounts represent approximately 9,000 and 35,000 shares of the Company’s common stock, respectively. At the market value of our common stock on September 30, 2008, or $3.40, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately zero. These diluted potential common shares were not included in the diluted loss per share for the three and nine months ended September 30, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its additional quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of September 30, 2008, the Company has amortized approximately $29,000 of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, warrants to purchase 0.5 million shares of the Company’s common stock at $4.25 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. These warrants are subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In conjunction with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Note using the effective interest method. As of September 30, 2008, the Company has amortized approximately $29,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Note using the effective interest method. As of September 30, 2008, the Company has amortized approximately $3,000 of this discount.

As of September 30, 2008, the Company concluded that the carrying value of the Second Note is indicative of its fair value and this was calculated to be $0.6 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	161
Discount related to warrants, net	(978)
Discount related to beneficial conversion feature, net	(1,074)
Discount related to issuance costs, net	(92)

$612

The Company recorded approximately $0.2 million of interest expense, including amortization of the note discounts of less than $0.1 million, related to the Second Note during the nine months ended September 30, 2008. The principal payment of the Second Note in the amount of $2.6 million plus paid in-kind interest of $0.2 million is due upon maturity on June 30, 2011.

The First Note and Second Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10 million unissued shares of the Company’s common stock. At September 30, 2008 the Company is in compliance with all the covenants in the Notes.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes, with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. The Company received the proceeds from these Notes on November 13, 2008.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the nine months ended September 30, 2007, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to Prides as compensation for its two representative directors. There were no such grants in the first or third quarter of 2007 or for the three and nine months ended September 30, 2008. As of September 30, 2008, Prides had 144,626 and zero vested and unvested stock options, respectively, and 25,727 unrestricted shares. These options and restricted stock awards are subject to variable accounting under SFAS 123R as interpreted by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services (“EITF 96-18”). The Company values these stock options and restricted stock awards using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 7). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18.

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potential common shares outstanding of approximately 337,000 and 452,000 have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2008, respectively, as their effect is anti-dilutive. Potential common shares outstanding of approximately 385,000 and 408,000 have not been included in the computation of diluted loss per share for the corresponding periods in the prior year, respectively, as their effect is anti-dilutive.

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

The Company recorded less than $0.1 million of income tax expense for each of the three and nine months ended September 30, 2008, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, related to the operations of eDiets Europe.

12. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(3,199)	$(2,495)	$(11,453)	$(5,197)
Other comprehensive income (loss):
Foreign currency translation	192	(28)	30	(212)

Comprehensive loss	$(3,007)	$(2,523)	$(11,423)	$(5,409)

Accumulated other comprehensive loss as of September 30, 2008 and 2007 consists of foreign currency translation.

13. SEGMENT INFORMATION

FASB Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
U.S. business-to-consumer	$3,695	$5,962	$16,922	$20,286
U.S. business-to-business	935	713	2,573	1,797

Total U.S.	4,630	6,675	19,495	22,083
Europe	123	160	473	746

Consolidated net revenues	$4,753	$6,835	$19,968	$22,829

Segment income (loss):
U.S. business-to-consumer	$(2,952)	$(2,678)	$(10,968)	$(5,865)
U.S. business-to-business	587	218	1,366	209

Total U.S.	(2,365)	(2,460)	(9,602)	(5,656)
Europe	111	145	398	696

Consolidated loss from operations	$(2,254)	$(2,315)	$(9,204)	$(4,960)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets are as follows (in thousands):

	September 30, 2008	December 31, 2007
Identifiable assets:
U.S. business-to-consumer	$13,316	$18,928
U.S. business-to-business	7,970	8,539

Total U.S.	21,286	27,467
Europe	100	224

Total identifiable assets	$21,386	$27,691

Long-lived assets, net:
U.S. business-to-consumer	$4,297	$3,624
U.S. business-to-business	47	9

Total long-lived assets	$4,344	$3,633

Goodwill:
U.S. business-to-consumer	$5,191	$5,191
U.S. business-to-business	6,835	6,835

Total goodwill	$12,026	$12,026

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

15. SUBSEQUENT EVENT

On November 13, 2008, the Company issued a Senior Secured Note in the principal amount of $2.55 million (“Subsequent Note”) to Prides, a major shareholder with two representatives on the Company’s board of directors. On the same date, the Company executed Letter Amendment No. 1 (“Amendment”) with Prides. The Amendment amended the terms contained in the May 30, 2008 Note and Purchase Agreement between the parties with respect to the date upon which the Company would issue the Subsequent Note to Prides. The Subsequent Note is due on June 30, 2011. The Company will use the proceeds from the sale of the Subsequent Note to fund its business.

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

Ecommerce revenue is currently derived from the sale of our various health and fitness store products, including vitamin supplements, to consumers. We offer an unconditional 30-day guarantee on all of our products. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), we recognize revenue on those products only when the guarantee period lapses.

Royalty revenue is derived from the exclusive technology licensing agreement related to our operations in the United Kingdom and Ireland and is being recognized on a straight-line basis, as well as an ongoing royalty agreement on future subscriptions and advertising revenue derived from the ownership transfer of the German, Spanish and Portuguese Web sites.

Our most significant accounting estimate is our reserve for refunds. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, approximately 1% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	45	28	54	22
Technology and development	23	13	15	12
Sales, marketing and support	46	62	49	60
General and administrative	30	27	25	23
Amortization of intangible assets	4	4	4	4
Interest income	*	1	*	1
Interest expense	20	3	12	1
Income tax provision	*	1	*	1
Net loss	(67)	(37)	(57)	(23)

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue: Total revenue for the three and nine months ended September 30, 2008 was $4.8 million and $20.0 million, respectively, a decrease of 30% and 13% versus the $6.8 million and $22.8 million recorded in the comparable prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Digital	$2,079	$4,369	$7,815	$15,625
Meal delivery	1,417	1,035	8,239	2,427
Business-to-business	935	713	2,573	1,797
Advertising	189	521	838	2,136
Ecommerce	10	37	29	103
Royalties	123	160	474	741

	$4,753	$6,835	$19,968	$22,829

Digital plans revenue was $2.1 million and $7.8 million in the three and nine months ended September 30, 2008, respectively, as compared to $4.4 million and $15.6 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. At September 30, 2008, the average subscriber base was approximately 39% lower than at September 30, 2007 and the average weekly fees for both the three and nine months ended September 30, 2008 were approximately 1% and 2% lower than the corresponding prior year periods, respectively. Fewer digital plan subscribers were added for the first nine months of 2008 compared to 2007 as the cost to acquire a digital plan subscriber continues to increase significantly, thereby causing us to spend less in advertising in the three and nine month periods ended September 30, 2008 as compared to the prior year periods.

Meal delivery had revenues of $1.4 million and $8.2 million, including shipping revenue, for the three and nine months ended September 30, 2008, respectively, as compared to $1.0 million and $2.4 million for the same periods in the prior year. Increase in meal delivery revenue relates to higher marketing efforts in the current year.

Business-to-business revenues, which are primarily license related revenues, were approximately $1.0 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.7 million and $1.8 million for the three and nine months ended September 30, 2007, respectively. The increase in revenue is directly related to the increase in number of customers and expansion of existing customers that eDiets Corporate Services manages in the current year.

Advertising revenue from our website and our newsletter decreased by 64% and 61% for the three and nine months ended September 30, 2008 from the comparable prior year periods, due to fewer site visitors who observe third-party banner impressions in 2008. The number of visitors to our websites has declined in 2008. Due to rising online advertising rates as well as our focus on targeting more of our advertising investments to meal delivery, we have reduced our spending and shifted much of our remaining advertising budget to offline campaigns versus online advertising. This has generated fewer visitors to our websites and may drive down our overall customer acquisitions going forward. An additional factor that contributed to the decline in visitors to our websites in the second quarter of 2008 was the transition to our new technology platform. During the transition we did not effectively transfer our website content which in turn had a negative impact on visitors obtained through traffic generated from natural search.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and nine months ended September 30, 2008 was $2.2 million and $10.7 million, respectively, as compared to $1.9 million and $5.1 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Digital	$640	$787	$1,838	$2,443
Meal delivery	1,407	944	8,530	2,233
Other	108	155	317	411

Total cost of revenue	$2,155	$1,886	$10,685	$5,087

Cost of digital plans revenue consists primarily of credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.6 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.8 million and $2.4 million in the corresponding prior year periods and is primarily related to the decrease in digital plans subscription revenue as mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue increased to $1.4 million and $8.5 million for the three and nine months ended September 30, 2008, respectively, from $0.9 million and $2.2 million in the corresponding prior year periods and is directly related to the increase in meal delivery revenue as mentioned above as well as product waste incurred in the current year.

Cost of other revenue consists primarily of Internet access and serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue decreased to $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2007, respectively and is primarily related to the decrease in other revenue.

Total gross margin as a percent of revenue declined to 55% and 46% for the three and nine months ended September 30, 2008, respectively, from 72% and 78% from the respective prior year periods as negative margin meal delivery sales became a larger portion of total sales. We anticipate our total gross margin will improve in the future as our efforts to improve meal delivery margin are realized.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $1.1 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.9 million and $2.8 million for the three and nine months ended September 30, 2007, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment (meal delivery costs are included in this segment). These expenses were approximately $2.2 million and $9.7 million for the three and nine months ended September 30, 2008, respectively, as compared to $4.2 million and $13.8 million in the corresponding prior year periods and represent mainly advertising media expense and compensation expense. In total, advertising media expense which is for the U.S. business-to-consumer segment was $0.7 million and $4.9 million for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007 advertising media expense was $2.8 million and $9.2 million, respectively.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.4 million and $5.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.9 million and $5.2 million in the corresponding prior year periods.

Amortization of Intangible Assets: Amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.3 million and $0.9 million in the corresponding prior year periods.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended September 30, 2008 and 2007 and $0.1 million and $0.2 million for the nine months ended September 30, 2008 and 2007. The current year interest income decrease is directly related to the decrease in cash balances in the current year.

Interest Expense: Interest expense was $0.9 million and $2.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.2 million for the three and nine months ended September 30, 2007. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007 and May 2008.

Income Tax Provision: Income tax provision of less than $0.1 million for the each of the three months ended September 30, 2008 and 2007 and less than $0.1 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively, primarily relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $3.2 million and $11.5 million for the three and nine months ended September 30, 2008, respectively, as compared to a net loss of $2.5 million and $5.2 million for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the nine months ended September 30, 2008 is for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. We expect that trend to continue going forward. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

At September 30, 2008, we had a net working capital deficit of $1.7 million, compared to net working capital of $3.1 million at December 31, 2007. Cash and cash equivalents at September 30, 2008 were $1.5 million, a decrease of $5.6 million from the balance of $7.1 million at December 31, 2007. In 2007, our principal source of liquidity was borrowing $10 million, in the third quarter of 2007, with a three-year term from our majority shareholder, to invest in opportunities to grow the business, including advertising our meal delivery program and upgrading our technology platform. In the second quarter of 2008 we borrowed an additional $2.6 million from the same shareholder, with a three year term, to be used for general corporate purposes. We expect that cash required for operations and capital expenditures for the remainder of fiscal year 2008 will be in the range of $1.3 million to $1.8 million.

In the third quarter of 2007 we also entered into a capital lease obligation of approximately $0.5 million to finance a portion of our technology platform upgrade. As of September 30, 2008, such capital lease obligation has been paid in full.

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Prides Capital Partners LLC (“Prides”), our majority shareholder, represented its intention to provide the necessary level of financial support to the Company to enable us to pay our debts as they become due through December 31, 2008. Prides and its affiliates have the financial resources to fulfill this commitment. Management believes that cash and cash equivalents as of September 30, 2008 of $1.5 million together with the additional financial support from Prides are sufficient to fund operations for the remainder of the year. Pursuant to the Note and Warrant Purchase Agreement dated May 30, 2008, Prides provided the Company with an additional $2.55 million in Senior Secured Notes on November 13, 2008, with terms similar to the Second Note as set forth in the Note and Warrant Purchase Agreement. To the extent we require additional funds to support our operations or the expansion of our business we may seek to undertake additional equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us, or at all.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the nine months ended September 30, 2008, we used $6.3 million of cash in operating activities. The negative cash flow related to our net loss of $11.5 million, adjusted for, among other things, certain non-cash items including $1.1 million of depreciation, $0.7 million of amortization of intangibles, $0.8 million of amortization of the senior secured notes – related party discount and expenses, $0.1 million of provision for bad debt, $1.3 million of stock-based compensation, and an aggregate increase in cash flows from our operating assets and liabilities of $1.1 million.

For the nine months ended September 30, 2007, we used $2.8 million of cash in operating activities. The negative cash flow related to our net loss of $5.2 million, adjusted for, among other things, certain non-cash items including $0.8 million of depreciation, $0.9 million of amortization of intangibles, $1.2 million of stock based compensation and $0.2 million loss on disposal of fixed assets, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $0.7 million.

Cash Flows from Investing Activities: For the nine months ended September 30, 2008 we used $1.5 million of cash in investing activities. The cash usage was due to $1.8 million of capital expenditures, primarily computer equipment and software development costs, offset by a decrease in restricted cash of $0.3 million from the release of a collateral account related to the capital lease obligation that we had for our technology platform upgrade which we have paid in full.

For the nine months ended September 30, 2007 we used $2.9 million of cash in investing activities. The cash usage was due to a performance-based payment of $1.25 million to Nutrio shareholders, an increase in restricted cash of $0.5 million to fund a collateral account related to a capital lease obligation for our technology platform upgrade and $1.2 million of capital expenditures, primarily computer equipment, software development costs and leasehold improvements.

Cash Flows from Financing Activities: Our financing activities provided for $2.2 million of cash for the nine months ended September 30, 2008. This was primarily attributable to $2.5 million in net proceeds from the related party senior secured note issued in May 2008 and $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.6 million.

For the nine months ended September 30, 2007 our financing activities provided for $9.9 million of cash. The cash provided for the nine months ended September 30, 2007 was primarily attributable to $9.8 million in net proceeds from the related party senior secured note and $0.4 million in proceeds from the exercise of stock options, offset by the repayment of capital lease obligations of $0.3 million.

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

At September 30, 2008 we are in compliance with all the covenants of our Notes.

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

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, indicated that there were no changes in our internal controls, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which occurred during the three and nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the material weakness related to the Company’s complex, non-routine, and newly occurring transactions identified in the Company’s 2007 Annual Report on Form 10-K. As of the filing of this Quarterly Report on Form 10-Q, the Company has implemented the following measures:

•	Hired a new Chief Financial Officer; however, this remediation will require additional time for training and building institutional knowledge;

•	Complex, non-routine, and newly occurring transactions are identified by the Chief Financial Officer and reported to the accounting department;

•	The accounting department evaluates such transactions and documents their accounting treatment for the current period.

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

Item 2.	None

Item 3.	None

Item 4.	None

Item 5.	Other Information

On November 13, 2008, the Company issued a Senior Secured Note in the principal amount of $2.55 million (“Subsequent Note”) to Prides, a major shareholder with two representatives on the Company’s board of directors. On the same date, the Company executed Letter Amendment No. 1 (“Amendment”) with Prides. The Amendment amended the terms contained in the May 30, 2008 Note and Purchase Agreement between the parties with respect to the date upon which the Company would issue the Subsequent Note to Prides. The Subsequent Note is due on June 30, 2011. The Company will use the proceeds from the sale of the Subsequent Note to fund its business.

The foregoing description of the Subsequent Note and the Amendment (the “Agreements”) does not purport to be complete and is qualified in its entirety by reference to the Agreements, attached hereto as Exhibits 10.1 and 10.2. The Agreements are provided to give investors information regarding their respective terms. They are not provided to give investors factual information about the Company or any other parties thereto. In addition, the representations, warranties and covenants contained in the Agreements were made only for purposes of those Agreements and as of specific dates, were solely for the benefit of the parties to those Agreements, and may be subject to limitations agreed by the contracting parties, including being qualified by disclosures exchanged between the parties in connection with the execution of the Agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under these Agreements and should not view the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company.

Item 6.	Exhibits

The following exhibits are included herein:

10.1	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P.

10.2	Letter Amendment No.1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Principal Financial Officer)

DATE: November 14, 2008

Exhibit Index

Exhibit No.	Description
10.1	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P.

10.2	Letter Amendment No.1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of President and Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company