Form 10-K
period 2008-12-31
EDIETS COM INC
filed 2009-03-19
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the average of the bid and asked prices for such stock on that date, was approximately $49.3 million.

As of March 5, 2009 there were 25,158,664 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The factors listed in the section entitled “Risk Factors”, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

GENERAL

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways.

•	We sell digital weight-loss programs.

•	We offer a nationwide weight loss oriented meal delivery service.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Web sites.

•	We sell advertising throughout our content assets, which are primarily our diet, fitness and healthy lifestyle-oriented Web sites.

Subscription Business

We have been offering digital subscription-based plans in the United States since 1998, when we launched our first diet plan. Our digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of approximately twenty different diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. We also offer a subscription-based nationwide weight loss oriented meal delivery service.

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

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation. During 2008 we recorded approximately $9.3 million in digital plans revenue, or approximately 39% of total revenues for 2008.

Meal delivery subscribers purchase a full week or five days of prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. During 2008 we recorded approximately $9.4 million in meal delivery revenue, or approximately 39% of total revenues for 2008.

License Business

Our eDiets Corporate Services subsidiary is actively engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries. During 2008 we recorded approximately $3.6 million in business-to-business revenue, or approximately 15% of total revenues for 2008.

We also recognized $0.5 million in royalty revenue in 2008 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland.

Content Business

Our advertising sales revenues were approximately $1.0 million, or 4% of total revenues for 2008, and are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes and Success Stories.

Additional advertising revenues are generated through placements in our free opt-in email newsletters and through placements within the subscription sales process.

Our Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc. in a 2007 report commercial weight loss and Internet-based programs are expected to reach $4.3 billion and the diet food home delivery market is expected to reach $2 billion in 2010.

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

Marketing

Our total advertising spending in 2008 was $5.5 million, or 23% of revenues, and resulted in the acquisition of approximately 39,000 paying digital plans subscribers and approximately 15,000 meal delivery subscribers. We currently pay to advertise our services through third party online banners, online paid and natural search programs, Web affiliate programs and cable television placements. In addition, we advertise on our Web sites and in our email newsletters. Over the last few years our cost to acquire subscribers through banner advertisements on the major online portals has risen dramatically as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to paid search programs, television and co-marketing partnerships.

Competition

We face significant competition. In the online subscription diet business our most significant competitor is www.weightwatchers.com, which is owned by Weight Watchers® International. We also compete with privately-held Waterfront Media, Inc., which operates a variety of diet- and self-help-oriented Web sites including www.southbeachdiet.com, and with the WebMD® Weight Loss Center operated by WebMD, Inc. In the meal delivery business we compete with NutriSystem, Inc. and Jenny Craig, Inc. as well as others. In the business-to-business licensing of digital diet, fitness and healthy lifestyle content, tools and services we compete with Miavita, which is owned by Matria Healthcare, Inc., and with several private companies.

Dependence on Third Parties

We derive significant portions of our business from relationships with both third party Web sites and third party licensors. Beginning in April 2003 we began to offer online personalized meal plans based upon intellectual property licensed from third parties.

In addition, we depend on certain third party technology vendors for the day-to-day smooth operation and availability of our Web site and services. We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure tier 1 collocation facilities in Saint Louis, Missouri and Lithia Springs, Georgia. The facilities provide us with:

•	ready access to increased network bandwidth;

•	improved redundancy, security, and disaster recovery; and

•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2008, our site was operating 98.5% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

Lastly, we currently depend on a single third party meal delivery vendor for the manufacture and fulfillment of our prepared meals with its operations centered in one location. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

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

TRADE PRACTICES REGULATIONS

The FTC and certain states’ regulatory authorities regulate advertising and consumer matters such as unfair and deceptive trade practices. The FTC renewed its focus on claims made in weight-loss advertisements, announcing for example in December 2003 an education campaign to assist media in voluntarily screening out weight-loss product advertisements containing claims that are too good to be true. In addition, the state of Florida, where our corporate offices are located, regulates certain marketing and disclosure requirements for weight loss providers. The nature of our interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and continually review our operations to verify compliance, we cannot ensure that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we cannot ensure that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.

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

COMMERCIAL E-MAIL REGULATION

As an Internet-based company, we rely to varying degrees on online advertising and e-mail in our marketing efforts. The use of e-mail advertising may become less effective in the future for a number of reasons. Some of these reasons are regulatory, as legislators attempt to address problems related to perceived deceptive practices in unsolicited bulk e-mails. For example, the federal CAN-SPAM Act of 2003, which became effective January 1, 2004, places requirements on certain commercial e-mail activity relating to, among other things, making conspicuous and effective opt-out procedures available to the recipient and the identification and location of the sender. We have implemented procedures to ensure compliance with the federal CAN-SPAM Act of 2003, but future legislation or regulatory developments under existing laws may have a negative impact on our ability to advertise by e-mail. E-mail advertising also may become less effective in the future for non-regulatory reasons, including the sheer volume of unsolicited e-mail being received, increased use of “white lists” through which only pre-approved sender addresses are not filtered, and other e-mail filtering systems which may become more robust in response to recent viruses and worms circulating on the Internet.

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

Company Information

General information about us can be found at http://www.ediets.com/company/AbouteDiets.jsp. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, free of charge on our web site.

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

In 2003, we have undertook a strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans all at one web location.

In 2006, we started to diversify our revenue streams by entering the business-to-business nutrition space with the acquisition of Nutrio.com, Inc. (“Nutrio”) and also with our launch of a nationwide diet meal delivery service.

Revenue and Related Expense Recognition: Subscription fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, under United States Generally Accepted Accounting Principles (“GAAP”), various portions of these fees are recognized ratably over the period services are being provided. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues are expected to be recognized within the next fiscal quarter.

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

ITEM 1A.	RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. These risk factors are not necessarily listed in terms of their importance or level of risk.

We have experienced recurring operating losses and our liquidity has been significantly reduced.

For the year ended December 31, 2008, we had a net loss of $19.8 million and used $8.2 million of cash in operations. As of December 31, 2008, we had an accumulated deficit of $48.1 million and a total stockholders’ deficit of $2.8 million. As of December 31, 2008 and February 28, 2009 we had unrestricted cash of $2.5 million and $1.1 million, respectively.

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in our report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

The continuation of our business is dependent upon raising additional financial support. The additional financing may be provided by common stock, debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Management has plans to seek additional capital through a private placement or public offering of our common stock. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

As the largest stockholder, Prides Capital has significant influence over our company.

Prides Capital will own approximately 55% of our outstanding voting common stock in the event all warrants are exercised. Therefore, as a practical matter, Prides Capital will have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions. Additionally, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it. The Company Purchase Agreement also affords Prides Capital certain participation rights and anti-dilution protections which could make it more difficult for us to obtain additional financing or to effect a merger or other business combination transaction. In addition, under the terms of the Company Purchase Agreement, as long as Prides Capital owns at least 5% of our outstanding common stock, the following require the approval of a majority vote of our board of directors, which majority must include at least one Prides Capital director:

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

Our Senior Secured Notes held by Prides Capital place certain limitations on our company.

We have borrowed $15.1 million from Prides Capital in the form of three Senior Secured Notes (the “Notes”) which place certain limitations on our ability to obtain financing, sell equity or to effect a merger or other business combination transaction. The Notes and related agreements restrict our ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Additionally, we granted Prides Capital a security interest in all of our equipment, inventory, accounts, receivables, trademarks, copyrights, trade secrets, certain pledged equity, certain pledged debt, and certain pledged intellectual property. Furthermore, two of the Notes, with an aggregate value of $5.1 million, require pre-payment in the event of any public or private sale of equity by the Company.

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

We are currently dependent in large part on the online advertising market to attract and retain subscribers to our digital plans and meal delivery service. We expect competitive pressures to continue to increase in the future which may result in higher costs in the online advertising market, thereby significantly impacting our costs to acquire and retain subscribers. Although we are currently developing alternative channels of customer acquisition, including television, print and radio advertising, there can be no assurance that these measures will as effectively attract and retain subscribers as have our online advertising programs in the past.

We depend heavily on our network infrastructure and its failure could result in unanticipated expenses and prevent our subscribers from effectively utilizing our services, which could negatively impact our ability to attract and retain subscribers and advertisers.

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our subscribers from effectively utilizing our services, which could prevent us from retaining and attracting subscribers and advertisers. The hardware infrastructures on which our system operates are located in Saint Louis, Missouri, Miami, Florida and Lithia Springs, Georgia. We do not currently have a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

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

We also face the risk of having to defend against lawsuits brought by third parties related to our business activities. For example, we depend heavily on Internet advertising, and we have been involved in both civil litigation and administrative proceedings arising out of pop-up ads and other advertising practices, in both cases brought by one of our competitors. If the outcome of similar proceedings that we may face in the future were to make certain types of advertising unavailable to us, then our marketing may become less effective and our financial results could suffer.

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

In the past three years our stock has closed at prices ranging from a high of $8.26 on March 6, 2006, to a low of $1.88 on August 7, 2008. If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past, and could in the future be, materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities and the concentration of ownership our stock could lead to heightened volatility even if relatively few shares are traded.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding at prices ranging from $2.75 to $6.07 per share. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

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

If we pursue comparative advertising, we may be subject to litigation from our competitors.

If we pursue comparative advertising, our competitors may pursue litigation regardless of its merit and chances of success. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from growing the business, which could have a negative impact on our operating results.

The recent global economic crisis, changes in discretionary spending and the availability of consumer credit could negatively impact our business, operating results or financial condition.

Because our meal delivery offerings consist of freshly prepared meals, they are priced higher than major competitors such as Nutrisystem and Jenny Craig. The success of our meal delivery business is therefore dependent on customers’ willingness and ability to invest a larger percentage of discretionary spending in our meal delivery products than may be required with our competitors’ products. A decline in our customers’ discretionary spending could adversely affect our business, financial condition, operating results and cash flows. More generally, our business could be adversely affected by broader economic conditions, demographic trends, consumer confidence in the economy and changes in disposable consumer income, as well as any reduction in the accessibility of credit card debt which facilitates most of our customer transactions. These risks are more pronounced in light of the recent global economic crisis and the ensuing disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, all of which have impacted levels of consumer spending. These macroeconomics developments could negatively affect our business, operating results, or financial condition.

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

ITEM 2.	PROPERTIES

We employ 95 employees, who operate out of our leased facility of approximately 20,000 square feet in Fort Lauderdale, Florida. Our lease is due to expire in September 2016. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $53,000.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol “DIET”. The following table sets forth the high and the low bid quotations for the common stock as quoted on the Nasdaq Capital Market for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	LOW BID	HIGH BID
YEAR ENDED DECEMBER 31, 2008:
Fourth quarter	$2.49	$4.49
Third quarter	$1.79	$4.25
Second quarter	$3.40	$5.15
First quarter	$4.08	$6.01

YEAR ENDED DECEMBER 31, 2007:
Fourth quarter	$3.94	$6.09
Third quarter	$2.85	$4.14
Second quarter	$2.98	$3.92
First quarter	$2.67	$3.90

As of March 5, 2009, there were approximately 85 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 2008. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Revenue
Digital plans	$9,345	$19,482	$38,025	$45,241	$38,953
Meal delivery	9,405	3,994	3,172	—	—
Other	5,185	6,253	7,617	7,388	6,208

Total Revenue	23,935	29,729	48,814	52,629	45,161
Costs and Expenses:
Cost of revenue
Digital plans	2,610	3,112	6,137	6,773	6,303
Meal delivery	9,358	3,665	3,170	—	—
Other	457	445	315	686	488

Total cost of revenue	12,425	7,222	9,622	7,459	6,791
Technology and development	4,297	3,723	3,203	2,373	2,732
Sales, marketing and support	11,664	17,029	30,445	35,035	40,389
General and administrative	6,070	6,984	8,549	5,575	4,831
Amortization of intangible assets	882	1,213	760	44	36
Impairment of goodwill and intangible assets	5,191	2,296	—	—	54

Total costs and expenses	40,529	38,467	52,579	50,486	54,833

	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
(Loss) income from operations	(16,594)	(8,738)	(3,765)	2,143	(9,672)
Other income	109	282	255	232	123
Interest expense	(3,357)	(781)	(71)	(76)	(8)

(Loss) income before income tax (provision) benefit	(19,842)	(9,237)	(3,581)	2,299	(9,557)
Income tax (provision) benefit	(6)	(171)	(66)	(9)	27

Net (loss) income from continuing operations	(19,848)	(9,408)	(3,647)	2,290	(9,530)

Discontinued Operations:
Loss from operations, net of tax	—	—	(412)	(954)	(373)
Loss on disposal, net of tax	—	—	(41)	—	—

Loss from discontinued operations, net of tax	—	—	(453)	(954)	(373)

Net (loss) income	$(19,848)	$(9,408)	$(4,100)	$1,336	$(9,903)

Per Share Data:
Basic (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.79)	$(0.38)	$(0.16)	$0.10	$(0.47)
(Loss) from discontinued operations	—	—	(0.02)	(0.04)	(0.02)

Net (loss) income	$(0.79)	$(0.38)	$(0.18)	$0.06	$(0.49)

Diluted (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.79)	$(0.38)	$(0.16)	$0.10	$(0.47)
(Loss) from discontinued operations	—	—	(0.02)	(0.04)	(0.02)

Net (loss) income	$(0.79)	$(0.38)	$(0.18)	$0.06	$(0.49)

Weighted average common and common equivalent shares outstanding:
Basic	25,115	24,811	23,421	21,524	20,091

Diluted	25,115	24,811	23,421	22,428	20,091

	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(8,202)	$(4,774)	$(3,110)	$(245)	$(7,834)
Investing activities	(1,148)	(4,062)	(10,609)	(718)	2,266
Financing activities	4,652	10,009	11,010	768	8,348

	DECEMBER 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$15,671	$27,691	$27,544	$20,611	$20,140
Long-term debt (excluding capital lease obligations)	11,808	6,247	—	—	—
Stockholders’ (deficit) equity	(2,781)	12,862	16,196	7,625	5,296

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Going concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2008, we had a net loss of $19.8 million and used $8.2 million of cash in its operations. As of December 31, 2008, we had an accumulated deficit of $48.1 million and a total stockholders’ deficit of $2.8 million.

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in our report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding the our ability to continue as a going concern.

The continuation of our business is dependent upon raising additional financial support. The additional financing may be provided by common stock, debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Management has plans to seek additional capital through a private placement or public offering of its common stock. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Revenue	100%	100%	100%
Cost of revenue	52	24	20
Technology and development	18	13	7
Sales, marketing and support	49	57	62
General and administrative	25	23	18
Amortization of intangible assets	4	4	2
Impairment of goodwill and intangible assets	22	8	—
Other income	*	1	*
Other expense	14	(3)	*
Income tax provision	*	(1)	*
Loss from discontinued operations	—	—	(1)
Net loss	(83)%	(32)%	(8)%

*	Less than 1%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Revenue: Total revenue for the year ended December 31, 2008 was $23.9 million, a decrease of 19% versus the $29.7 million recorded for the year ended December 31, 2007.

Revenue by type for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Digital plans	$9,345	$19,482
Meal delivery	9,405	3,994
Business-to-business	3,645	2,574
Advertising	967	2,637
Ecommerce	41	125
Royalties	532	917

	$23,935	$29,729

Digital plans revenue was $9.3 million and $19.5 million for the years ended December 31, 2008 and 2007, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2008, the average digital plans subscriber base was 34% lower than the corresponding prior year period and the average weekly fees were 1.5% lower than the corresponding prior year period. Fewer digital plans subscribers were added for the year 2008 compared to 2007 as the cost to acquire a digital plans subscriber continued to increase significantly, thereby causing us to spend less in advertising in the current year.

Meal delivery had revenues of $9.4 million and $4.0 million, including shipping revenue, in fiscal years 2008 and 2007, respectively, representing an increase of 135%. The increase in meal delivery revenue relates to higher marketing efforts in the current year.

Business-to-business revenues, which are primarily license related revenues, were approximately $3.6 and $2.6 million for the years ended December 31, 2008 and 2007, respectively. The increase in revenue is directly related to the addition of new customers and expansion of existing customers that eDiets Corporate Services manages.

Advertising revenue from our website and our newsletter was approximately $1.0 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions in 2008. The number of visitors to our websites declined in 2008. Due to rising online advertising rates as well as our focus on targeting more of our advertising investments to meal delivery, we reduced our spending in the current year and shifted much of our advertising budget to offline campaigns versus online advertising. This generated fewer visitors to our websites. An additional factor that contributed to the decline in visitors to our websites in the second quarter of 2008 was the transition to our new technology platform. During the transition we did not effectively transfer our website content which in turn had a negative impact on visitors obtained through traffic generated from natural search.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.5 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue was approximately $12.4 million for the year ended December 31, 2008 as compared to $7.2 million for the prior year.

Cost of revenue by type for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Digital plans	$2,610	$3,112
Meal delivery	9,358	3,665
Other	457	445

Total cost of revenue	$12,425	$7,222

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $2.6 million for the year ended December 31, 2008 as compared to $3.1 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue increased to $9.4 million for the year ended December 31, 2008 from $3.7 million for the corresponding prior year and is directly related to the increase in meal delivery revenue as mentioned above as well as product waste incurred in the current year.

Cost of other revenue consists primarily of Internet access and serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.5 million for each of the years ended December 31, 2008 and 2007.

Gross margin as a percent of revenue declined to 48% for the year ended December 31, 2008 from 76% in the prior year as lower margin meal delivery sales became a larger portion of total sales. Gross margin for digital plans declined from 84% to 72% because we did not reduce fixed costs as quickly as revenue declined. Meal delivery gross margin declined from 8% to less than 1% primarily due to food cost and waste issues related to the rollout of meal delivery on our new platform. We anticipate our total gross margin will improve in the future as our efforts to improve meal delivery margin are realized.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $4.3 million for 2008 as compared to $3.7 million in 2007. The increase relates to an increase in depreciation expense and compensation expense since there was less compensation capitalizable under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, due to the launch of the new technology platform in the beginning of 2008.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting the U.S. business-to-consumer segment (meal delivery costs are included in this segment). These expenses decreased to $11.7 million in 2008 from $17.0 million in 2007 which are mainly advertising media expense and compensation expense. The advertising media expense component which is for the U.S. business-to-consumer segment was $5.5 million in 2008 versus $10.5 million in 2007. We spent less on advertising because certain media, such as online banners, had become prohibitively expensive relative to the value of the customer acquired.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $6.1 million for the year ended December 31, 2008 as compared to $7.0 million in the corresponding prior year period.

Amortization of Intangible Assets: Amortization expense was $0.9 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

Impairment of Goodwill and Intangible Assets: In 2008 we performed impairment testing for our business-to-consumer segment due to continuing operating losses. As a result of our testing, we determined that the business-to-consumer segment’s goodwill was impaired. As a result, in the year ended December 31, 2008, we recorded impairment charges of approximately $5.2 million to reduce the segment’s goodwill to zero. In 2007 we performed impairment testing for our European segment due to uncertainty regarding future license revenue prospects, since we received communication from our largest customer indicating their intent to terminate the current license agreement. As a result of our testing, we determined that the European segment’s goodwill and intangible assets, specifically the technology licensing agreement, were impaired. As a result, in the year ended December 31, 2007, we recorded impairment charges of approximately $0.5 million and $1.8 million related to the intangible assets and goodwill, respectively, to reduce the segment’s intangible assets and goodwill to zero.

Other Income: Other income mainly relates to interest income and was $0.1 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. The current year interest income decrease is directly related to the decrease in cash balances in the current year.

Other Expense: Other expense mainly relates to interest expense. Other expense was $3.4 million for the year ended December 31, 2008 as compared to $0.8 million for the same prior year period. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Provision: Income tax provision of less than $0.1 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively, relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $19.8 million in 2008 compared to net loss of $9.4 million for 2007.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Revenue: Total revenue for the year ended December 31, 2007 was $29.7 million, a decrease of 39% versus the $48.8 million recorded for the year ended December 31, 2006.

Revenue by type for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Digital plans	$19,482	$38,025
Meal delivery	3,994	3,172
Business-to-business	2,574	1,698
Advertising	2,637	4,440
Ecommerce	125	552
Royalties	917	927

	$29,729	$48,814

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

Meal delivery had revenues of $4.0 million and $3.2 million, including shipping revenue, in fiscal years 2007 and 2006, respectively; representing an increase of 26% over fiscal year 2006, the year we launched our meal delivery program. The increase in meal delivery revenue occurred in the second half of 2007 as a result of a successful rebranding effort of the meal delivery product coupled with increased advertising.

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

Royalty revenues related to our licensing agreement with Tesco were $0.9 million for each of the years ended December 31, 2007 and 2006.

Cost of Revenue: Total cost of revenue was approximately $7.2 million for the year ended December 31, 2007 as compared to $9.6 million for the prior year.

Cost of revenue by type for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Digital plans	$3,112	$6,137
Meal delivery	3,665	3,170
Other	445	315

Total cost of revenue	$7,222	$9,622

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

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $7.0 million for the year ended December 31, 2007 as compared to $8.5 million in the corresponding prior year period. The decrease was mainly due to lower professional and consultant fees. For the year ended December 31, 2006 the Company recorded $0.7 million of costs related to the severance arrangement with our former Chief Executive Officer.

Amortization of Intangible Assets: Amortization expense increased to $1.2 million in 2007 compared to $0.8 million in 2006. In 2007 we recorded twelve months of amortization related to intangible assets from the Nutrio acquisition compared to seven and a half months of amortization in 2006.

Impairment of Goodwill and Intangible Assets: In 2007 we performed impairment testing for our European segment due to uncertainty regarding future license revenue prospects, since we received communication from our largest customer indicating their intent to terminate the current license agreement. As a result of our testing, we determined that the European segment’s goodwill and intangible assets, specifically the technology licensing agreement, were impaired. As a result, for the year ended December 31, 2007 we recorded impairment charges of approximately $0.5 million and $1.8 million related to the intangible assets and goodwill, respectively, to reduce the segment’s intangible assets and goodwill to zero. There was no such impairment in the year ended December 31, 2006.

Other Income: Other income mainly relates to interest income and was $0.3 million for each of the years ended December 31, 2007 and 2006.

Other Expense: Other expense mainly relates to interest expense. Other expense was $0.8 million for the year ended December 31, 2007 as compared to $0.1 million for the same prior year period. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured note issued in August 2007.

Income Tax Provision: Income tax provision of $0.2 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively, relates to the operations of eDiets Europe.

Loss from Discontinued Operations: Loss from discontinued operations was $0.5 million for the year ended December 31, 2006. The loss from discontinued operations relates to the September 2006 ownership transfer of the German, Spanish and Portuguese websites to a third party in exchange for an ongoing royalty on future digital plans subscriptions and advertising revenues.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $(9.4) million in 2007 compared to net loss of $(4.1) million for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the year ended December 31, 2008 was for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversified from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. We expect that trend to continue going forward. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

At December 31, 2008, we had a net working capital deficit of $0.8 million, compared to net working capital of $3.1 million at December 31, 2007. Cash and cash equivalents at December 31, 2008 were $2.5 million, a decrease of $4.6 million from the balance of $7.1 million at December 31, 2007. In 2007, our principal source of liquidity was borrowing $10 million, in the third quarter of 2007, with a three-year term from our majority shareholder, to invest in opportunities to grow the business, including advertising our meal delivery program and upgrading our technology platform. In 2008 we borrowed an additional $5.1 million from the same shareholder, with a three year term, to be used for general corporate purposes.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $48.1 million as of December 31, 2008. Management has plans to seek additional capital through a private placement and public offering of our common stock. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the year ended December 31, 2008, we used $8.2 million of cash in operating activities. The negative cash flow related to our net loss of $19.8 million, adjusted for, among other things, certain non-cash items including $5.2 million of impairment of goodwill related to our business-to-consumer segment, $1.8 million of depreciation, $0.9 million of amortization of intangibles, $1.2 million of amortization of the senior secured notes – related party discount and expenses, $0.2 million of provision for bad debt, $1.2 million of stock-based compensation, and an aggregate increase in cash flows from our operating assets and liabilities of $1.1 million.

For the year ended December 31, 2007, we used $4.8 million of cash in operating activities. The negative cash flow related to our net loss of $9.4 million, adjusted for, among other things, certain non-cash items including $2.3 million of impairment of goodwill and intangible assets related to our European business, $1.0 million of depreciation, $1.2 million of amortization of intangibles, $1.7 million of stock-based compensation, $0.2 million of amortization of the senior secured notes – related party discount and expenses, $0.2 million loss on disposal of fixed assets related to the write-off of certain internal developed software costs due to our technology platform upgrade, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $1.9 million.

Cash Flows from Investing Activities: For the year ended December 31, 2008, we used $1.1 million of cash in investing activities. The cash usage was due to $1.8 million of capital expenditures, primarily computer equipment and software development costs, offset by a decrease in restricted cash of $0.6 million from the release of two collateral accounts: one related to the capital lease obligation that we had for our technology platform upgrade which we have paid in full, and the other related to our credit card processor reserve for future refunds/chargebacks which was released in full.

For the year ended December 31, 2007, we used $4.1 million of cash in investing activities. The cash usage was due to a performance based payment of $1.25 million to Nutrio shareholders, an increase in restricted cash of $0.6 million to fund a collateral account related to a capital lease obligation for our technology platform upgrade and to fund a credit card reserve account, and to purchases of computer equipment, software development costs and leasehold improvements totaling $2.2 million.

Cash Flows from Financing Activities: Our financing activities provided $4.7 million of cash for the year ended December 31, 2008. This was primarily attributable to $5.0 million in net proceeds from the related party senior secured notes issued in May 2008 and November 2008 and $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.6 million.

For the year ended December 31, 2007 our financing activities provided $10.0 million of cash. The cash provided was primarily attributable to $9.8 million in net proceeds from the related party senior secured note and $0.6 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.4 million.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$170	$94	$52	$24
Operating leases	5,718	615	1,303	3,800
Senior Secured Notes	24,109	—	24,109	—

Total contractual cash obligations	$29,997	$709	$25,464	$3,824

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

In the second quarter of 2008 we borrowed $2.6 million from Prides in the form of a Senior Secured Note (“Second Note”). The Second Note calls for quarterly interest payments of 18% per annum. The interest can be paid in cash provided that Prides notifies us not less than 15 days prior to such payment date and if no notice is given such accrued interest will be capitalized and added to the principal amount of the Second Note. The Second Note has optional and mandatory prepayment clauses. The proceeds from the

Second Note are being used for general corporate purposes. The maturity date of the Second Note is June 30, 2011. The Second Note has a conversion feature allowing Prides to exercise an option to require us to repay the Second Note at maturity through the issuance of equity at $4.67 per share.

In the fourth quarter of 2008 we borrowed an additional $2.5 million from Prides in the form of a Senior Secured Note (“Third Note”). The Third Note calls for quarterly interest payments of 18% per annum. The interest can be paid in cash provided that Prides notifies us not less than 15 days prior to such payment date and if no notice is given such accrued interest will be capitalized and added to the principal amount of the Third Note. The Third Note has optional and mandatory prepayment clauses. The proceeds from the Third Note will be used for general corporate purposes. The maturity date of the Third Note is June 30, 2011. The Third Note has a conversion feature allowing Prides to exercise an option to require us to repay the Note at maturity through the issuance of equity at $2.79 per share.

At December 31, 2008 we are in compliance with all the covenants of our Notes.

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

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in our Web sites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive six months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. We recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), we recognize gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with EITF 99-19, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk before the customers place any orders. Beginning in January 2008 we began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”), we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with EITF 01-09, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

Royalty revenue is derived from the exclusive technology licensing agreement related to our operations in the United Kingdom and Ireland and is being recognized on a straight-line basis.

Our most significant accounting estimate is our reserve for refunds for digital plan and meal delivery. Since digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, approximately 2% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, approximately 2% of prior month’s meal delivery sales will result in a refund, accordingly we estimate a reserve based on that assumption for future refunds. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

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

During the fourth quarter of 2008, we performed impairment testing for our business-to-consumer segment due to continuing operating losses. As a result, we determined that the business-to-consumer segment’s goodwill was impaired. This resulted in a non-cash impairment of goodwill of approximately $5.2 million to reduce the segment’s goodwill to zero.

At December 31, 2008 we had $$6.8 million of goodwill related to the May 2006 acquisition of Nutrio. This goodwill is reviewed annually for impairment and we noted no impairment as of December 31, 2008.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2008, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio as the interest rate related to our debt is fixed. Investments are made in accordance with our investment policy and consist of money market funds. We do not use derivative financial instruments to hedge against interest rate risk. Due to the nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at December 31, 2008.

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

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-33 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management Report on Internal Control Over Financial Reporting

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that as of December 31, 2008, our internal control over financial reporting is effective based on the specified criteria.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page F-1.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (6) ***

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (3)

4.1	Warrant dated January 8, 2001 issued to Mallory Factor (2)

4.2	Warrant Certificate dated November 17, 1999 issued to Whale Securities Co., L.P. for 570,625 warrants (1)

4.2.2	Warrant Certificate dated December 23, 1999 issued to Whale Securities Co., L.P. for 70,000 warrants (1)

4.3	Form of Registrant’s common stock Certificate (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Warrant Agreement dated November 17, 1999 between Registrant and Whale Securities Co., L.P. (1)

4.6	Warrant Certificate dated March 28, 2001 issued to Whale Securities Co. LP for 460,634 warrants (3)

4.7	Warrant Certificate dated March 28, 2001 issued to Matthew A. Gohd for 415,220 warrants (3)

4.8	Warrant Certificate dated March 28, 2001 issued to Matthew Drillman for 14,829 warrants (3)

4.9	Warrant Certificate dated March 28, 2001 issued to Renee Russnok for 14,829 warrants (3)

4.10	Registration Rights Agreement, dated October 19, 2001 by and among eDiets.com, Inc., Tamara L. Totah, Carlos M. Lopez-Ona and Andrew G. Smith (4)

4.11	Registration Rights Agreement, dated as of April 12, 2004, by and among eDiets.com, Inc. and the investors named therein (5)

4.12	Form of Additional Investment Right (5)

4.13	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (6)

4.14	Registration Rights Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (6)

4.15	Registration Rights Agreement dated May 15, 2006 by and between eDiets.com, Inc. and David R. Humble. (6)

4.16	Voting Agreement dated May 15, 2006 by and among eDiets.com, Inc., Prides Capital Fund I, L.P. and David R. Humble. (6)

4.17	Form of Warrant dated May 15, 2006 issued to Prides Capital Fund I, L.P. (6)

4.18	Form of Warrant dated August 1, 2006 issued to Prides Capital Fund I, L.P. (7)

10.1	Note and Warrant Purchase Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.2	Warrant and Purchase of Common Stock dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.3	Registration Rights Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.4	Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (9)

10.5	Intellectual Property Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (9)

10.6	Subsidiary Guaranty dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.7	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (1)

10.8	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc. (8)

10.9	Senior Secured Note dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.10	Employment Agreement dated February 12, 2008, by and among eDiets.com, Inc. and Stephen Rattner. (10) **

10.11	Employment Agreement dated March 7, 2008, by and among eDiets.com, Inc. and Thomas Hoyer. (11) **

10.12	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC. (12)(17)

10.13	Note and Warrant Purchase Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

10.14	Senior Secured Note dated May 30, 2008. (13)

10.15	Warrant for the Purchase of Common Stock dated May 30, 2008. (13)

10.16	Registration Rights Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

10.17	Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (13)

10.18	Intellectual Property Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (13)

10.19	Subsidiary Guaranty dated May 30, 2008. (13)

10.20	Amended Warrant for the Purchase of Common Stock dated May 30, 2008. (13)

10.21	Letter Waiver dated May 30, 2008. (13)

10.22	Product Services and Supply Agreement between eDiets.com, Inc. and Purfoods, LLC. (14)(17)

10.23	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (15)

10.24	Letter Amendment No.1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (15)

10.25	Employment Agreement dated December 30, 2008, by and among eDiets.com, Inc. and Kevin McGrath. (16)**

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 or Amendment No. 1 thereto filed on March 20, 2000 or Amendment No. 2 thereto filed on April 17, 2000 (File No. 333-93971).
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 and filed with the SEC on May 14, 2001.
(3)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on May 31, 2001 or Amendment No. 1 thereto filed on July 2, 2001 or Amendment No. 2 thereto filed on August 6, 2001 (File No. 333-62046).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2001.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 14, 2004.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 3, 2006.
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 and filed with the SEC on August 14, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 19, 2008.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 10, 2008.
(12)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2008 and filed with the SEC on May 14, 2008.
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 11, 2008.
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 5, 2009.
(17)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules have been omitted and will be provided to the Commission upon request.

(b)	EXHIBITS.

The Company files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULE

The Company files as part of this Form 10-K the consolidated financial schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2009

eDiets.com, Inc., a Delaware corporation

By:	/s/ Kevin McGrath
Kevin McGrath, CEO and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Kevin McGrath	CEO and President (Principal Executive Officer)	March 18, 2009
Kevin McGrath

/s/ Thomas Hoyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2009
Thomas Hoyer

/s/ Kevin A. Richardson II	Chairman of the Board and Director	March 18, 2009
Kevin A. Richardson II

/s/ Stephen L. Cootey	Director	March 18, 2009
Stephen L. Cootey

/s/ Lee S. Isgur	Director	March 18, 2009
Lee S. Isgur

/s/ Pedro N. Ortega-Dardet	Director	March 18, 2009
Pedro N. Ortega-Dardet

/s/ Ronald Luks	Director	March 18, 2009
Ronald Luks

/s/ Andrea M. Weiss	Director	March 18, 2009
Andrea M. Weiss

/s/ Robert L. Doretti	Director	March 18, 2009
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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that eDiets will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The December 31, 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Certified Public Accountants

Ft. Lauderdale, Florida

March 18, 2009

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,523	$7,132
Accounts receivable, net	574	1,178
Prepaid advertising costs	18	321
Prepaid meal delivery and inventory	497	270
Prepaid expenses and other current assets	437	493

Total current assets	4,049	9,394

Restricted cash	544	1,174
Property and office equipment, net	3,665	3,633
Intangible assets, net	334	1,209
Goodwill	6,835	12,026
Other assets	244	255

Total assets	$15,671	$27,691

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,410	$1,339
Accrued liabilities	1,748	2,797
Current portion of capital lease obligations	83	479
Deferred revenue	1,612	1,674

Total current liabilities	4,853	6,289

Capital lease obligations, net of current portion	67	303
Deferred revenue	1,724	1,990
Senior secured notes, net – related party	11,808	6,247

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 25,153 and 24,982 shares issued and outstanding at December 31, 2008 and 2007, respectively	25	25
Additional paid-in capital	45,307	41,191
Accumulated other comprehensive loss	(61)	(150)
Accumulated deficit	(48,052)	(28,204)

Total stockholders’ (deficit) equity	(2,781)	12,862

Total liabilities and stockholders’ (deficit) equity	$15,671	$27,691

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Continuing Operations:
REVENUE
Digital plans	$9,345	$19,482	$38,025
Meal delivery	9,405	3,994	3,172
Other	5,185	6,253	7,617

TOTAL REVENUE	23,935	29,729	48,814

COSTS AND EXPENSES:
Cost of revenue
Digital plans	2,610	3,112	6,137
Meal delivery	9,358	3,665	3,170
Other	457	445	315

Total cost of revenue	12,425	7,222	9,622
Technology and development	4,297	3,723	3,203
Sales, marketing and support	11,664	17,029	30,445
General and administrative	6,070	6,984	8,549
Amortization of intangible assets	882	1,213	760
Impairment of goodwill and intangible assets	5,191	2,296	—

Total costs and expenses	40,529	38,467	52,579

Loss from operations	(16,594)	(8,738)	(3,765)
Other income	109	282	255
Interest expense	(3,357)	(781)	(71)

Loss before income tax provision	(19,842)	(9,237)	(3,581)
Income tax provision	(6)	(171)	(66)

Net loss from continuing operations	(19,848)	(9,408)	(3,647)

Discontinued Operations:
Loss from operations, net of tax	—	—	(412)
Loss on disposal, net of tax	—	—	(41)

Loss from discontinued operations, net of tax	—	—	(453)

Net loss	$(19,848)	$(9,408)	$(4,100)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.79)	$(0.38)	$(0.16)
Loss from discontinued operations	—	—	(0.02)

Net loss	$(0.79)	$(0.38)	$(0.18)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,115	24,811	23,421

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN	UNEARNED	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY
	SHARES	AMOUNT	CAPITAL	COMPENSATION	(LOSS) INCOME
Balance at January 1, 2006	21,779	$22	$22,382	$(29)	$(54)	$(14,696)	$7,625
Stock options vested	—	—	(18)	29	—	—	11
Stock options exercised	886	1	2,315	—	—	—	2,316
Common stock and warrants issued in private placement	1,980	2	9,998	—	—	—	10,000
Common stock registration costs	—	—	(1,162)	—	—	—	(1,162)
Stock-based compensation	—	—	1,324	—	—	—	1,324
Common stock issued for Director compensation	10	—	39	—	—	—	39
Foreign currency translation	—	—	—	—	143	—	143
Net loss	—	—	—	—	—	(4,100)	(4,100)

Balance at December 31, 2006	24,655	25	34,878	—	89	(18,796)	16,196
Stock options exercised	261	—	621	—	—	—	621
Warrants issued	—	—	1,808	—	—	—	1,808
Beneficial conversion feature on Note issued	—	—	1,984	—	—	—	1,984
Stock-based compensation	—	—	1,705	—	—	—	1,705
Common stock issued for Director compensation	66	—	12	—	—	—	12
Foreign currency translation	—	—	183	—	(239)	—	(56)
Net loss	—	—	—	—	—	(9,408)	(9,408)

Balance at December 31, 2007	24,982	25	41,191	—	(150)	(28,204)	12,862

Stock options exercised and restricted shares lapsed	171	—	298	—	—	—	298
Warrants issued	—	—	1,008	—	—	—	1,008
Beneficial conversion feature on Notes issued	—	—	1,564	—	—	—	1,564
Stock-based compensation	—	—	1,246	—	—	—	1,246
Foreign currency translation	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	(19,848)	(19,848)

Balance at December 31, 2008	25,153	$25	$45,307	$—	$(61)	$(48,052)	$(2,781)

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,848)	$(9,408)	$(4,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,751	1,020	1,209
Amortization of intangibles	882	1,213	795
Amortization of discount and expenses, senior secured notes – related party	1,238	247	—
Paid-in-kind interest, senior secured notes – related party	1,934	—	—
Provision for (recovery of) bad debt	222	(31)	179
Stock-based compensation	1,246	1,717	1,374
Loss on disposal of fixed assets	6	175	28
Deferred tax benefit	—	(74)	(9)
Impairment of goodwill and intangible assets	5,191	2,296	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	382	588	(64)
Prepaid expenses and other assets	103	(366)	519
Accounts payable and accrued liabilities	(982)	(1,150)	(2,349)
Deferred revenue	(327)	(1,001)	(692)

Net cash used in operating activities	(8,202)	(4,774)	(3,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of cash acquired	—	(1,250)	(8,932)
Changes in restricted cash	630	(630)	(544)
Purchases of property and office equipment, net	(1,778)	(2,182)	(1,133)

Net cash used in investing activities	(1,148)	(4,062)	(10,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock registration costs	—	—	(1,031)
Proceeds from exercise of stock options	300	621	2,316
Proceeds from issuance of stock	—	—	10,000
Proceeds from senior secured notes – related party	4,994	9,798	—
Repayment of capital lease obligations	(642)	(410)	(275)

Net cash provided by financing activities	4,652	10,009	11,010

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating Activities
Net loss	—	—	(453)
Loss on disposal of fixed assets and intangibles, net	—	—	(39)
Deferred tax benefit	—	—	3
Prepaid expenses and other assets	—	—	(4)
Accounts payable and accrued liabilities	—	—	473
Deferred revenue	—	—	(21)

Net cash used in operating activities	—	—	(41)

Net cash used in investing activities	—	—	—

Net cash provided by financing activities	—	—	—

Net cash decrease from discontinued operations	—	—	(41)
Effect of exchange rate changes on cash	89	(56)	153

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,609)	1,117	(2,597)
Cash and cash equivalents, beginning of year	7,132	6,015	8,612

Cash and cash equivalents, end of year	$2,523	$7,132	$6,015

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$99	$42	$60

Income taxes	$189	$119	$76

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment and software acquired under capital leases	$10	$837	$184

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2008, the Company had a net loss of $19.8 million and used $8.2 million of cash in its operations. As of December 31, 2008, the Company has an accumulated deficit of $48.1 million and a total stockholders’ deficit of $2.8 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses and capital expenditures, in the Company’s report on the annual financial statements for the year ended December 31, 2008, its independent auditors included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional financial support. The additional financing may be provided by common stock, debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

Management has plans to seek additional capital through a private placement and public offering of its common stock. There can be no assurances that the Company will be successful in raising additional cash to finance operations. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2008 include a money market fund with a fair value, which approximates cost, of $2.5 million. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prepaid Meal Delivery and Inventory

In 2007 the Company made prepayments to the supplier of its meal delivery service for the production of future meals based on the Company’s sales projections. In 2008 the Company changed the supplier agreement and as of December 31, 2008 the inventory consists of finished goods held in the Company’s supplier warehouse. Inventories are stated at the lower of cost or market on a first-in, first out-basis.

Restricted Cash

Restricted cash in the accompanying consolidated balance sheet as of December 31, 2008 consists of approximately $0.5 million held by a financial institution as collateral for letter of credit established in connection with the Company’s lease for its corporate office. Additionally, in 2007, the Company had approximately $0.6 million held by a financial institution as collateral for a capital lease to finance a portion of the Company’s technology platform upgrade and $0.1 million held by the Company’s credit card processor as collateral for future refunds.

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

Intangible Assets

Intangible assets related to the acquisition of Nutrio.com, Inc. (see Note 6) are being amortized using the straight-line method over periods ranging from 2 to 5 years with a weighted average life of approximately 2.8 years. The Company reviews each indefinite-lived intangible asset and goodwill on an annual basis, or more frequently if events and circumstances warrant, to determine if any impairment exists.

During the fourth quarter of 2007, the Company performed impairment testing based on a discounted cash flow method for its European segment due to the Company receiving communication from its largest customer indicating their intent to terminate the current license agreement. As a result, the Company determined that the intangible assets, specifically the technology licensing agreement, were impaired. This resulted in a non-cash impairment of intangible assets of approximately $0.5 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the year ended December 31, 2007.

Aggregate amortization expense of intangible assets was $0.9 million, $1.2 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2008, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets and their weighted average lives are as follows (in thousands):

	December 31,		Asset Life
	2008	2007
Nutrio acquisition intangibles:
Customer relationships	$1,990	$1,990	3.0 years
Technology	500	500	2.0 years
Non-compete agreements	350	350	2.0 years
Tradename	170	170	5.0 years
Website content	78	78	2.0 years

	3,088	3,088

Less accumulated amortization:
Customer relationships	(1,737)	(1,073)
Technology	(500)	(405)
Non-compete agreements	(350)	(283)
Tradename	(89)	(55)
Website content	(78)	(63)

	(2,754)	(1,879)

	$334	$1,209

	December 31,		Asset Life
	2008	2007
eDiets Europe acquisition intangibles:
Technology licensing agreement	$617	$617	15.0 years
Email address list	93	93	2.5 years
Subscriber base	53	53	1.7 years
Developed technology	49	49	7.0 years

	812	812

Less accumulated amortization and impairment:
Technology licensing agreement	(617)	(153)
Email address list	(93)	(93)
Subscriber base	(53)	(53)
Developed technology	(49)	(49)

	(812)	(348)
Foreign currency adjustment	—	50
Impairment of intangible	—	(514)

	$—	$—

Total net intangibles	$334	$1,209

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2009	287
2010	34
2011	13

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets with an indefinite life to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. No impairment charges have been recorded to date as a result of our annual impairment tests, however, the Company performed additional impairment assessments during the fourth quarters of 2007 and 2008 which resulted in impairment charges as described below.

During the fourth quarter of 2007, the Company performed impairment testing for its European reporting unit due to uncertainty regarding future license revenue prospects, since the Company received communication from its largest customer indicating their intent to terminate the current license agreement. The Company determined that the carrying amount of goodwill exceeded the fair value of the Company’s reporting unit, based on a discounted cash flows method. This resulted in a non-cash impairment of goodwill of approximately $1.8 million to reduce the reporting unit’s goodwill to zero. This impairment charge is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the year ended December 31, 2007.

During the fourth quarter of 2008, the Company performed impairment testing for its business-to-consumer segment due to uncertainty regarding its ability to continue as a going concern. As a result, the Company determined that the business-to-consumer segment’s goodwill was impaired. This resulted in a non-cash impairment of goodwill of approximately $5.2 million to reduce the segment’s goodwill to zero. This impairment charge is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the year ended December 31, 2008.

At December 31, 2008 the Company had $6.8 million of goodwill related to the May 2006 acquisition of Nutrio.

SFAS 142 describes the reporting unit as an “operating segment” as that term is used in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment (which includes meal delivery), the U.S. business-to-business segment and the European business segment. The Company evaluates goodwill along these segment lines, which represent the Company’s reporting units.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	U.S. business- to-consumer	U.S. business- to-business	Europe	Total
Balance as of January 1, 2007	$5,191	$6,835	$1,590	$13,616
Effect of exchange rates	—	—	192	192
Impairment loss	—	—	(1,782)	(1,782)

Balance as of December 31, 2007	5,191	6,835	—	12,026
Impairment loss	(5,191)	—	—	(5,191)

Balance as of December 31, 2008	$—	$6,835	$—	$6,835

Discontinued Operations

In accordance with SFAS 144, in fiscal year 2007, the Company accounted for the sale of its German, Spanish and Portuguese websites as a discontinued operation. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The balance sheet data, results of operations and cash flows of these websites have been reclassified and presented as “loss from discontinued operations, net of tax”, for all periods presented. See Note 16.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the Company’s digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive six months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. The Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with EITF 99-19, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk before the customers place any orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”), the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with EITF 01-09, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company establishes a reserve for refunds for digital plan and meal delivery sales. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, approximately 2% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, approximately 2% of prior month’s meal delivery sales will result in a refund, accordingly the Company estimates a reserve based on that assumption for future refunds. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the consolidated financial statements.

Revenue by type for the three years ended December 31, 2008 is as follows (in thousands):

	2008	2007	2006
Digital plans	$9,345	$19,482	$38,025
Meal delivery	9,405	3,994	3,172
Business-to-business	3,645	2,574	1,698
Advertising	967	2,637	4,440
Ecommerce	41	125	552
Royalties	532	917	927

	$23,935	$29,729	$48,814

Cost of Revenue

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, and related interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire option award in accordance with the provisions of SFAS 123R. Compensation is being recognized on an accelerated basis over the service period for awards subject to graded vesting provisions. Results for the prior periods have not been restated.

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

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 14 – Income Taxes for further discussion.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2008, 2007 and 2006 totaled approximately $5.5 million, $10.5 million, and $24.2 million, respectively.

At December 31, 2008 and 2007, the Company had less than $0.1 million and $0.3 million, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

Barter Transactions

The Company did not enter into barter transactions for the years ended December 31, 2008, 2007 and 2006.

Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 416,000, 445,000 and 669,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, at December 31, 2008 and 2007 the Company had approximately 4,456,000 and 3,039,000 dilutive potential common shares related to its convertible debt, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including investments, accounts receivable from credit card transaction processing companies, and receivables from third parties related to advertising, ecommerce, and royalties. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. The credit risk associated with cash and cash equivalents and credit card receivables is considered low due to the credit quality of the financial institution and issuers. The Company performs credit evaluations of the third parties from which advertising, ecommerce, and royalty revenue is earned and generally does not require collateral. The Company maintains allowances for potential credit losses for such events.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing during the periods reported. The effects of exchange rate fluctuations on the translation of assets and liabilities are reported as other comprehensive loss, which is a separate component of stockholders’ equity.

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

The Company’s debt consists of $15.1 million of principal of senior secured notes, related party, as discussed more fully in Note 10, which are not traded in an active market and are held by the Company’s largest shareholder. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of December 31, 2008, to determine the fair value of such debt.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of less than $0.1 million as of both December 31, 2008 and 2007. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ creditworthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

5. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2008	2007
Office and computer equipment	$3,451	$3,279
Software	5,404	3,901
Furniture and fixtures	401	403
Leasehold improvements	485	485

	9,741	8,068
Less accumulated depreciation and amortization	(6,076)	(4,435)

	$3,665	$3,633

Software includes approximately $3.9 million and $2.7 million of costs associated with internal-use software projects and Web site development that have been capitalized pursuant to SOP 98-1 and EITF 00-2 as of December 31, 2008 and 2007, respectively, and approximately $0.6 million of costs under a capital lease as of December 31, 2008 and 2007. Amortization expense related to internal-use software was approximately $0.8 million, $0.3 million and $0.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Included in office and computer equipment is equipment under capital leases of approximately $1.4 million as of December 31, 2008 and 2007, less accumulated amortization of approximately $1.3 million and $1.1 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

Depreciation expense of property and office equipment for the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $1.0 million and $1.2 million, respectively.

6. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (“Nutrio”), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million was to be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid $1.25 million related to the 2006 earn out. The remaining performance-based earn out of up to $1.25 million was not earned based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of 1.98 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (Prides Capital). Warrants to purchase approximately 1.19 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

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

$3,088

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Advertising	$157	$258
Accrued compensation and employee benefits	134	680
Professional fees	113	170
Foreign taxes payable	19	179
Deferred rent	352	395
Interest payable	582	508
Refunds reserve	25	17
Other	366	590

	$1,748	$2,797

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refunds reserve relates to digital plan and meal delivery sales refunds. Since all digital plans payments are deferred upon receipt, at the end of each month the Company reclassifies a portion of its deferred revenue to reserve for refunds. Based on historical experience, approximately 2% of digital plans sales will result in a refund issued in a subsequent month after sale. All other refunds issued relate to current month digital plans sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans revenue. Instead, digital plan refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, approximately 2% of prior month’s meal delivery sales will result in a refund. Based on this historical refund rate the Company determined that $25,000 and $17,000 was the appropriate level of reserve at December 31, 2008 and 2007, respectively, as this amount represented the estimated refunds that would be required in subsequent periods for sales made through the end of each fiscal year. Actual refunds issued in 2009 and 2008 pertaining to sales made in 2008 and 2007, respectively, indicate that this estimate was reasonable with no material variance.

For the years ended December 31, 2008 and 2007, refunds to customers who paid their digital plans subscription fees in advance totaled approximately $0.4 million and $0.6 million, respectively.

For the years ended December 31, 2008 and 2007, refunds to customers in the meal delivery plan totaled approximately $1.0 million and $0.2 million, respectively.

8. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2008	2007
Deferred revenue
Unearned digital plan revenue	$428	$901
Unearned meal delivery revenue	—	77
Unearned development revenue	989	406
Unearned licensing revenue	15	101
Deferred royalty	1,904	2,179

Total deferred revenue	3,336	3,664
Less: current portion of deferred revenue	(1,612)	(1,674)

Non-current portion of deferred revenue	$1,724	$1,990

9. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan, 401(k) salary deferral program, covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants’ contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the years ended December 31, 2008, 2007, and 2006 were approximately $0.1 million for each year.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note were used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to pay in-kind the first and second semi-annual interest payments which were due in March and September 2008. These additional principal amounts represent in aggregate approximately 481,000 shares of the Company’s common stock. At the market value of the Company’s common stock on December 31, 2008, or $3.50, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately $0.7 million. These diluted potential common shares were not included in the diluted loss per share for the years ended December 31, 2008 and 2007 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.4 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of December 31, 2008, the Company has amortized $0.7 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In connection with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of December 31, 2008, the Company has amortized $0.5 million of this discount.

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

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of December 31, 2008, the Company has amortized approximately $0.1 million of this discount.

As of December 31, 2008, the Company’s carrying value of the First Note was calculated to be $8.5 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	1,583
Discount related to warrants, net	(1,267)
Discount related to beneficial conversion feature, net	(1,670)
Discount related to issuance costs, net	(135)

$8,511

The Company recorded approximately $2.8 million and $0.8 million of interest expense, including amortization of the note discounts of $1.1 million and $0.2 million, related to the First Note for the year ended December 31, 2008 and 2007, respectively, which is included in the Consolidated Statement of Operations under “Other expense”. The principal of the First Note in the amount of $10 million plus paid in-kind interest of $1.6 million is due upon maturity on August 31, 2010.

On May 30, 2008 the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note calls for quarterly interest payments at a rate of 18% per annum. The interest can be paid in cash provided that Prides notifies the Company no less than 15 days prior to such payment date and if no notice is given such accrued interest will be added to the principal amount of the Second Note. The proceeds from the Second Note were used for general corporate purposes. The maturity date of the Second Note is June 30, 2011 but it may be paid earlier, subject to a penalty. The Second Note contains an optional prepayment clause as well as a mandatory prepayment clause. The optional prepayment clause indicates that all or any portion of the principal and accrued and unpaid interest under this Note may not be paid prior to the maturity date without the written consent of Prides upon fifteen (15) days prior written notice to Prides, provided, however, that (i) if any such prepayment is made on or before June 30, 2009, such prepayment shall include a prepayment premium of 5% of the prepaid amount, and (ii) if any such prepayment is made after June 30, 2009 and on or before June 30, 2010, such prepayment shall include a prepayment premium of 3% of the prepaid amount. The mandatory prepayment clause indicates that no later than 15 days after the closing of any public or private sale by the Company of its equity except for Exempt Sales (as defined in the agreement), the Company shall prepay 100% of the outstanding Second Note plus any accrued and unpaid interest to the date of such prepayment, provided, however, that (i) if any such prepayment is made on or before June 30, 2009, such prepayment shall include a prepayment premium of 5% of the prepaid amount, and (ii) if any such prepayment is made after June 30, 2009 and on or before June 30, 2010, such prepayment shall include a prepayment premium of 3% of the prepaid amount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Second Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 555,515 shares of the Company’s common stock. The Company chose to pay in-kind the first, second and third quarterly interest payments which were due in June, September and December 2008. These additional principal amounts represent in aggregate approximately 70,000 shares of the Company’s common stock. At the market value of the Company’s common stock on December 31, 2008, or $3.50, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately zero. These diluted potential common shares were not included in the diluted loss per share for the year ended December 31, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Second Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of December 31, 2008, the Company has amortized approximately $0.1 million of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, warrants to purchase 0.5 million shares of the Company’s common stock at $4.25 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. These warrants are subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In connection with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Second Note using the effective interest method. As of December 31, 2008, the Company has amortized approximately $0.1 million of this discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Second Note using the effective interest method. As of December 31, 2008, the Company has amortized approximately $7,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2008, the Company’s carrying value of the Second Note was calculated to be $0.8 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	288
Discount related to warrants, net	(949)
Discount related to beneficial conversion feature, net	(1,043)
Discount related to issuance costs, net	(88)

$803

The Company recorded approximately $0.4 million of interest expense, including amortization of the note discounts of approximately $0.1 million, related to the Second Note for the year ended December 31, 2008. The principal of the Second Note in the amount of $2.6 million plus paid in-kind interest of $0.3 million is due upon maturity on June 30, 2011.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note with the same terms as the Second Note, as described above, with the exception of the conversion price being $2.79. The Third Note is also due on June 30, 2011. The Company will use the proceeds from the sale of the Third Note to fund its business. In addition, there were no warrants issued in connection with the Third Note. The issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note issued on May 30, 2008.

The Company also executed a Letter Amendment No. 1, to replace the date of the Third Note from June 30, 2008 with the new date of November 13, 2008 and to waive the Ticking Fee from the Note and Warrant Purchase Agreement dated May 30, 2008.

The Third Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Third Note at maturity through the issuance of equity at $2.79 per share. In the event that Prides exercises that option, the principal payment of the Third Note would represent approximately 914,000 shares of the Company’s common stock. The Company chose to pay in-kind the first quarterly interest payment which was due in December 2008. This additional principal amount represents in aggregate approximately 22,000 shares of the Company’s common stock. At the market value of our common stock on December 31, 2008, or $3.50, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is approximately $0.7 million. These diluted potential common shares were not included in the diluted loss per share for the year ended December 31, 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Third Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $0.1 million, which will be amortized to interest expense over the term of the Third Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Third Note using the effective interest method. As of December 31, 2008, the Company has amortized approximately $2,000 of the beneficial conversion feature discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the term of the Third Note using the effective interest method. As of December 31, 2008, the Company has amortized approximately $2,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2008, the Company’s carrying value of the Third Note was calculated to be $2.5 million as follows (in thousands):

Senior secured note	$2,550
Paid in-kind interest	63
Discount related to beneficial conversion feature, net	(65)
Discount related to issuance costs, net	(54)

$2,494

The Company recorded approximately $0.1 million of interest expense, including amortization of the note discounts of approximately $4,000, related to the Third Note for the year ended December 31, 2008. The principal of the Third Note in the amount of $2.55 million plus paid in-kind interest of $0.1 million is due upon maturity on June 30, 2011.

The First Note, Second Note and Third Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10 million unissued shares of the Company’s common stock. At December 31, 2008 the Company is in compliance with all the covenants in the Notes.

11. STOCKHOLDERS’ EQUITY

COMMON STOCK

In connection with the May 2006 acquisition of Nutrio (see Note 6), the Company completed a private placement of 1.98 million shares of common stock at a share price of $5.05 per share. Net proceeds to the Company totaled $8.9 million.

The Company issued Warrants to purchase approximately 1.19 million shares at $6.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio. In connection with the Notes issued in August 2007 and May 2008, as described in Note 10, the Company issued warrants to purchase 1.0 million shares at $5.00 per share and 0.5 million shares at $4.25 per share, respectively.

At December 31, 2008, 3,459,326 common shares were reserved for future issuance related to outstanding stock options and restricted share awards. When stock options are exercised or restricted share awards restrictions lapses, new shares of the Company’s common stock are issued.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2008, there were 734,000 shares of restricted stock and 1,559,841 options outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of December 31, 2008, 1,165,485 options are outstanding under the Plan.

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

The Company accounts for its stock-based compensation plans in accordance with SFAS 123R. Under the provisions of SFAS 123R, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing model, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method:

	Year Ended December 31,
	2008	2007	2006
Expected term (in years)	3.2	3.6	2.9
Risk-free interest rate	1.9%	4.3%	4.7%
Expected volatility	63.0%	64.0%	66.0%
Expected dividend yield	—%	—%	—%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees and directors. For directors, effective January 1, 2007, and for employees and officers, effective January 1, 2008, the Company uses the historical exercise experience in determining the expected term. Prior to that the Company used the “shortcut method” described in the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the years ended December 31, 2008, 2007 and 2006, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $1.0 million, $1.7 million and $1.3 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying consolidated statements of operations for the three years ended December 31, 2008, 2007 and 2006, is as follows (in thousands):

	2008	2007	2006
Cost of revenue	$33	$44	$36
Technology and development	299	317	98
Sales, marketing and support	387	367	205
General and administrative	250	977	985

	$969	$1,705	$1,324

A summary of option activity under the Company’s stock plans for the years ended December 31, 2008, 2007 and 2006 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	2,187	2.94	3.60
Granted	413	4.04
Exercised	(886)	2.64
Forfeited	(171)	4.18
Expired	(188)	1.41

Outstanding at December 31, 2006	1,355	3.54	4.11
Granted	946	3.99
Exercised	(262)	2.37
Forfeited	(22)	4.84
Expired	(149)	3.95

Outstanding at December 31, 2007	1,868	3.88	4.25
Granted	1,292	4.47
Exercised	(91)	3.33
Forfeited	(251)	4.48
Expired	(93)	4.14

Outstanding at December 31, 2008	2,725	$4.11	3.88	$191

Vested or expected to vest at December 31, 2008	2,481	$4.10	3.83	$183

Exercisable at December 31, 2008	1,435	$4.11	3.43	$129

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $1.96, $1.97 and $2.01, respectively.

The total intrinsic value of stock options exercised was $0.1 million, $0.4 million, and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $1.8 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The total fair value of stock options that vested in 2008, 2007 and 2006 was $1.2 million, $0.7 million and $1.4 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plans for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.6 million and $2.3 million, respectively.

A summary of restricted stock awards under the Company’s Incentive Plan for the years ended December 31, 2008, 2007 and 2006 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value At Grant Date
Non-vested at January 1, 2006	—	$—
Granted	150	4.49
Forfeited	(15)	4.49

Non-vested at December 31, 2006	135	$4.49
Granted	262	3.79
Vested	(63)	4.08
Forfeited	(37)	4.49

Non-vested at December 31, 2007	297	$3.96
Granted	85	5.62
Vested	(81)	5.66
Forfeited	(38)	4.49

Non-vested at December 31, 2008	263	$4.87

The total fair value of restricted stock awards that vested in each of the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.3 million and zero, respectively. The non-vested restricted stock awards listed above is expected to vest at the following times: 38,000 shares in 2009 and the remaining 225,000 shares in 2011 upon achievement of performance goals that are not currently deemed probable by management as of December 31, 2008.

As of December 31, 2008, there was less than $0.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 0.29 years.

In February 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in connection with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares which are not deemed probable of achievement as of December 31, 2008 and, as a result, no compensation expense has been recorded during the year ended December 31, 2008 related to these restricted shares.

In March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. Performance conditions have been established for one third, or 23,000 shares, which will vest in March 2009 if the performance condition is achieved. Performance conditions have not been established for the remaining 46,000 shares, and thus no compensation expense has been recorded for the year ended December 31, 2008 related to these 46,000 restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2008, 425,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded during the year ended December 31, 2008 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 425,000 shares have been excluded from the summary of restricted stock awards activity above.

12. COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2008 are as follows (in thousands):

	Capital Leases	Operating Leases
2009	$94	$615
2010	28	639
2011	24	664
2012	24	690
2013	—	717

Total minimum lease payments	170	$3,325

Less amount representing interest	(20)

Present value of minimum lease payments	$150

The Company had approximately $0.4 million in leasehold improvements related to the operating lease for corporate office space. These leasehold improvements are being amortized over the ten year lease term.

Rental expense under operating leases was approximately $0.6 million, $0.9 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has an irrevocable standby letter of credit from a bank in the amount of $0.5 million, which expires on June 30, 2009. The letter of credit is collaterized by certain cash equivalents and is being used to guarantee lease obligations related to the corporate office in the event that the Company does not pay its rent.

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

13. RELATED PARTY TRANSACTIONS

Senior Secured Notes

On August 31, 2007, May 30, 2008 and November 13, 2008, the Company borrowed $10 million, $2.6 million and $2.55 million, respectively, from Prides, the Company’s majority shareholder, in the form of Senior Secured Notes and accompanying agreements. See Note 10 for details.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity

The Company issued Warrants to purchase approximately 1.19 million shares at $6.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio (as described in Note 6). In connection with the Notes issued in August 2007 and May 2008, as described in Note 10, the Company issued warrants to purchase 1.0 million shares at $5.00 per share and 0.5 million shares at $4.25 per share, respectively.

For the year ended December 31, 2007, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to its shareholder Prides as compensation for its two representative directors. For the year ended December 31, 2006, the Company granted 100,000 stock options with exercise prices ranging from $3.22 to $5.52 and 3,300 unrestricted stock awards to Prides. There were no such grants in 2008. As of December 31, 2008 all of the 144,626 stock options were vested, and the 25,757 shares were unrestricted. These options and restricted share awards were subject to variable accounting under SFAS 123R as interpreted by EITF 96-18. The Company valued these stock options and restricted shares using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 11). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Compensation expense of less than $(0.1) million, $0.4 million and $0.1 million was recorded for the years ended December 31, 2008, 2007 and 2006, respectively, related to such grants.

14. INCOME TAXES

The Company adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of the adoption of FIN 48, the Company did not recognize any liability for unrecognized tax benefits. The Company policy is to record accrued interest and penalties related to unrecognized tax benefits as part of other expense. The Company’s federal income tax returns for 2005 through 2007 are open tax years and are subject to examination by the Internal Revenue Service.

The components of the income tax (provision) benefit for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Current tax expense – US	$—	$—	$—
Current tax expense – Foreign	(6)	(237)	(80)
Deferred tax benefit – US	—	—	—
Deferred tax benefit – Foreign	—	66	14

Total	$(6)	$(171)	$(66)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$10,383	$9,039
Stock option compensation – SFAS 123R	1,505	1,140
Credits	781	429
Deferred revenue	381	—
Allowance for doubtful accounts and reserve for refunds	19	38
Deferred rent	86	79
Compensation	27	38
Other	9	37

	13,191	10,800
Valuation allowance	(13,065)	(9,113)

Total deferred tax assets	126	1,687

Deferred tax liabilities:
Depreciation and amortization	—	(212)
Identifiable intangibles	(126)	(455)
Undistributed earnings of foreign subsidiary	—	(1,020)

Total deferred tax liabilities	(126)	(1,687)

Net deferred income tax liability	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $13.1 million and $9.1 million valuation allowance at December 31, 2008 and 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 was an increase of approximately $4.0 million, $1.9 million and $1.0 million, respectively.

At December 31, 2008, the Company had approximately $42.4 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2028. Approximately $14.8 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. In May 2006, the Company acquired Nutrio, which had net operating losses of $3.7 million, which are subject to an annual Section 382 limitation. As a result of the Section 382 study update for 2007, it was determined that the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Code. Therefore, the utilization of the Company’s net operating loss carry-forwards will be limited on an annual basis and could expire unused. Although the Company has not completed the required study update for 2008, the Company does not believe it has experienced any additional changes in control as defined under Section 382 of the Internal Revenue Code.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.1)	(2.7)	(4.0)
Non-deductible items	5.6	0.1	0.2
Changes in valuation allowance	19.9	20.9	53.1
Return to provision adjustment	4.6	0.1	(10.1)
Undistributed earnings of foreign subsidiary	(2.9)	11.0	—
Goodwill impairment	8.9	4.8	—
Other	—	1.5	(3.6)

	0.0%	1.7%	1.6%

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SEGMENT INFORMATION

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

Net revenues and segment loss of the Company’s three reportable segments for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	2006
Net revenues:
U.S. business-to-consumer	$19,758	$26,234	$46,277
U.S. business-to-business	3,645	2,574	1,623

Total U.S.	23,403	28,808	47,900
Europe	532	921	914

Consolidated net revenues	$23,935	$29,729	$48,814

Segment (loss) income:
U.S. business-to-consumer	$(18,977)	$(7,807)	$(4,667)
U.S. business-to-business	1,928	512	39

Total U.S.	(17,049)	(7,295)	(4,628)
Europe	455	(1,443)	863

Consolidated loss from operations	$(16,594)	$(8,738)	$(3,765)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Identifiable assets:
U.S. business-to-consumer	$8,047	$18,928
U.S. business-to-business	7,520	8,539

Total U.S.	15,567	27,467
Europe	104	224

Total identifiable assets	$15,671	$27,691

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2008	2007
Long-lived assets, net:
U.S. business-to-consumer	$3,665	$3,624
U.S. business-to-business	—	9

Total U.S.	3,665	3,633
Europe	—	—

Total long-lived assets	$3,665	$3,633

Goodwill:
U.S. business-to-consumer	$—	$5,191
U.S. business-to-business	6,835	6,835

Total U.S.	6,835	12,026
Europe	—	—

Total goodwill	$6,835	$12,026

16. DISCONTINUED OPERATIONS

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

In accordance with SFAS 144, the assets held for sale, cash flows, results of operations and loss on disposal of the three websites are segregated and reported as discontinued operations for all periods presented in this report. As of December 31, 2006 there were no remaining assets that were held for sale. Operating results for the websites are included in the Consolidated Statements of Income in net loss from discontinued operations for the three years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Revenues	$—	$—	$774

Loss from operations	$—	$—	$(431)

Net loss	$—	$—	$(412)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three years ended December 31, 2008, 2007 and 2006 (in thousands, except per share information):

	2008	2007	2006
Basic loss per common share:
Net loss	$(19,848)	$(9,408)	$(4,100)

Weighted average common shares outstanding	25,115	24,811	23,421

Basic loss per common share	$(0.79)	$(0.38)	$(0.18)

Diluted loss per common share:
Net loss	$(19,848)	$(9,408)	$(4,100)

Weighted average common shares outstanding	25,115	24,811	23,421
Effect of dilutive potential common shares:
Stock options	—	—	—
Warrants	—	—	—

Adjusted weighted average shares and assumed conversions	25,115	24,811	23,421

Diluted loss per common share	$(0.79)	$(0.38)	$(0.18)

18. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	2008	2007
Net loss	$(19,848)	$(9,408)
Other comprehensive income (loss):
Foreign currency translation	89	(239)

Comprehensive loss	$(19,759)	$(9,647)

Accumulated other comprehensive loss as of December 31, 2008 and 2007 consists of foreign currency translation.

19. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

20. RECENT ACCOUNTING PRONOUNCEMENTS

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2008
Net revenues	$8,764	$6,451	$4,753	$3,967	$23,935
Loss from operations	(4,552)	(2,398)	(2,254)	(7,390)	(16,594)
Net loss	(5,125)	(3,128)	(3,199)	(8,396)	(19,848)
Basic and diluted loss per common share	(0.20)	(0.12)	(0.13)	(0.33)	(0.79)

2007
Net revenues	$8,444	$7,551	$6,835	$6,899	$29,729
Loss from operations	(1,258)	(1,386)	(2,315)	(3,779)	(8,738)
Net loss	(1,257)	(1,442)	(2,495)	(4,214)	(9,408)
Basic and diluted loss per common share	(0.05)	(0.06)	(0.10)	(0.17)	(0.38)

The sum of the quarterly loss per common share amounts may not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2008
Allowance for doubtful accounts	$85	$222	$—		$(264	)(1)	$43
Returns reserve	17	—	1,412	(2)	(1,404	)(3)	25
Valuation allowance for deferred tax assets	9,113	4,200	—		—		13,313

Year ended December 31, 2007
Allowance for doubtful accounts	$171	$(30)	$—		$(56	)(1)	$85
Returns reserve	33	—	641	(2)	(657	)(3)	17
Valuation allowance for deferred tax assets	7,186	1,927	—		—		9,113

Year ended December 31, 2006
Allowance for doubtful accounts	$34	$180	$—		$(43	)(1)	$171
Returns reserve	103	—	1,666	(2)	(1,736	)(3)	33
Valuation allowance for deferred tax assets	6,188	998	—		—		7,186

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Gross amount added to returns reserve based on historical experience.
(3)	Gross refund amounts paid of $1.4 million, $0.7 million and $1.7 million and non-cash adjustments to refund reserve of $8,000, $16,000 and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.