Form 10-Q
period 2009-03-31
EDIETS COM INC
filed 2009-05-14
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009	Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Corporate Drive, Suite 600

Fort Lauderdale, Florida 33334

(Address of principal executive offices)

(954) 360-9022

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the issuer was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller-reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2009:

Common Stock, $.001 par value per share	25,169,507 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$898	$2,523
Accounts receivable, net	834	574
Prepaid meal delivery and inventory	706	497
Prepaid expenses and other current assets	491	455

Total current assets	2,929	4,049

Restricted cash	544	544
Property and office equipment, net	3,284	3,665
Intangible assets, net	160	334
Goodwill	6,835	6,835
Other assets	179	244

Total assets	$13,931	$15,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,345	$1,410
Accrued liabilities	1,576	1,748
Current portion of capital lease obligations	69	83
Deferred revenue	1,052	1,612

Total current liabilities	4,042	4,853

Capital lease obligations, net of current portion	60	67
Deferred revenue	1,572	1,724
Senior secured notes, net – related party	13,364	11,808

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	25	25
Additional paid-in capital	45,700	45,307
Accumulated other comprehensive income (loss)	57	(61)
Accumulated deficit	(50,889)	(48,052)

Total stockholders’ deficit	(5,107)	(2,781)

Total liabilities and stockholders’ deficit	$13,931	$15,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
REVENUE
Digital plans	$1,398	$3,212
Meal delivery	1,907	4,102
Business-to-business	1,630	793
Other	336	657

TOTAL REVENUE	5,271	8,764

COSTS AND EXPENSES:
Cost of revenue
Digital plans	276	625
Meal delivery	1,535	4,357
Business-to-business	51	27
Other	62	68

Total cost of revenue	1,924	5,077
Technology and development	1,011	952
Sales, marketing and support	2,259	5,166
General and administrative	1,582	1,829
Amortization of intangible assets	178	292

Total costs and expenses	6,954	13,316

Loss from operations	(1,683)	(4,552)
Interest income	6	51
Interest expense	(1,154)	(657)

Loss before income tax (provision) benefit	(2,831)	(5,158)
Income tax (provision) benefit	(6)	33

Net loss	$(2,837)	$(5,125)

Loss per common share:
Basic and diluted	$(0.11)	$(0.20)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,159	25,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,837)	$(5,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	403	300
Amortization of intangibles	178	292
Amortization of discount and expenses, senior secured notes – related party	452	260
Paid-in-kind interest, senior secured notes – related party	1,121	758
Provision for bad debt	35	26
Stock-based compensation	387	745
Loss on disposal of fixed assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	(296)	(240)
Prepaid expenses and other assets	(194)	77
Accounts payable and accrued liabilities	(237)	(1,141)
Deferred revenue	(712)	91

Net cash used in operating activities	(1,700)	(3,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	(190)
Purchases of property and office equipment, net	(22)	(722)

Net cash used in investing activities	(22)	(912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	102
Repayment of capital lease obligations	(21)	(149)

Net cash used in financing activities	(21)	(47)

Effect of exchange rate changes on cash and cash equivalents	118	(157)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,625)	(5,070)
Cash and cash equivalents, beginning of period	2,523	7,132

Cash and cash equivalents, end of period	$898	$2,062

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4	$8

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2009, the Company had a net loss of $2.8 million and used $1.7 million of cash in its operations. As of March 31, 2009, the Company has an accumulated deficit of $50.9 million and a total stockholders’ deficit of $5.1 million. As of March 31, 2009 the Company’s unrestricted cash balance was approximately $0.9 million.

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

Management has plans to seek additional capital through a private placement or public offering of its common stock. There can be no assurances that the Company will be successful in raising additional cash to finance operations. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FSP 157-1 and FSP 157-2 had no impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 had no impact on the Company’s consolidated financial position or results of operations.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of APB 14-1 effective date. The adoption of APB 14-1 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements, and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We are still evaluating the impact of FSP 157-4, and FSP 115-2 and 124-2, if any, but do not expect them to have a material impact on our financial position or results of operations.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Based on our evaluation of FSP 107-1, we expect to provide the disclosures required in SFAS No. 107 in interim periods beginning in June 2009.

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

The Company’s debt consists of $15.1 million of principal of senior secured notes, related party, as discussed more fully in Note 8, which are not traded in an active market and are held by the Company’s largest shareholder. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of March 31, 2009, to determine the fair value of such debt.

4. INTANGIBLE ASSETS AND GOODWILL

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

At March 31, 2009 the Company had $6.8 million of goodwill related to the May 2006 acquisition of Nutrio.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Digital plans	$1,398	$3,212
Meal delivery	1,907	4,102
Business-to-business	1,630	793
Advertising and Ecommerce	271	471
Royalties	65	186

	$5,271	$8,764

6. DEFERRED REVENUE

Deferred revenue consists of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Deferred revenue
Unearned digital plans revenue	$404	$428
Unearned development revenue	382	989
Unearned licensing revenue	96	15
Deferred royalty	1,742	1,904

Total deferred revenue	2,624	3,336
Less: current portion of deferred revenue	(1,052)	(1,612)

Non-current portion of deferred revenue	$1,572	$1,724

7. STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”). A maximum of 3,200,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of March 31, 2009, there were 266,354 shares of restricted stock and 1,877,430 options outstanding under the Incentive Plan.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of March 31, 2009, 1,144,539 options are outstanding under the Plan.

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

	Three Months Ended March 31,
	2009	2008
Expected term (in years)	3.9	3.3
Risk-free interest rate	1.4%	2.5%
Expected volatility	64.8%	61.8%
Expected dividend yield	—%	—%

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.4 million and $0.5 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$4	$11
Technology and development	59	83
Sales, marketing and support	66	121
General and administrative	258	253

	$387	$468

A summary of option activity under the Company’s stock plans as of December 31, 2008 and the changes during the first three months of 2009 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	2,725	$4.11	3.88	$191

Granted	373	3.36

Exercised	—	—

Forfeited	(17)	5.28

Expired	(59)	3.67

Outstanding at March 31, 2009	3,022	$4.02	3.76	$—

Vested or expected to vest at March 31, 2009	2,796	$4.02	3.73	$—

Exercisable at March 31, 2009	1,532	$4.20	3.24	$—

The weighted-average fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $1.66 and $2.32, respectively.

There were no exercises of stock options in the three months ended March 31, 2009. The total intrinsic value of stock options exercised was less than $0.1 million for the three months ended March 31, 2008. Cash received from the exercise of stock options under the Company’s stock plans for the three months ended March 31, 2008 was $0.1 million.

As of March 31, 2009, there was $2.0 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the restricted stock awards under the Company’s Incentive Plan for the three months ended March 31, 2009 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2008	263	$4.87

Granted	18	3.37

Vested	(5)	3.37

Forfeited	(10)	4.49

Non-vested at March 31, 2009	266	$4.81

The total fair value of restricted stock awards that vested in the months ended March 31, 2009 and 2008 was less than $0.1 million and $0.3 million, respectively. The non-vested restricted stock awards listed above are expected to vest at the following times: 18,000 shares in the remainder of 2009, and the remaining 248,000 to be determined upon achievement of performance goals that were not met or are not deemed probable of achievement as of March 31, 2009.

As of March 31, 2009, there was less than $0.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 0.4 years.

In February 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in connection with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares which are not deemed probable of achievement as of March 31, 2009 and, as a result, no compensation expense has been recorded during the three months ended March 31, 2009 related to these restricted shares.

In March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. Performance conditions have been established for one third, or 23,000 shares, which were to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million has been reversed in the first quarter of 2009. Performance conditions have not been established for the remaining 46,000 shares, and thus no compensation expense has been recorded for the three months ended March 31, 2009 related to these 46,000 restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

In December 2008, 425,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded for the three months ended March 31, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 425,000 shares have been excluded from the summary of restricted stock awards activity above.

In January 2009, 5,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded for the three months ended March 31, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 5,000 shares have been excluded from the summary of restricted stock awards activity above.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note were used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to pay in-kind the semi-annual interest payments to date. These additional principal amounts represent in aggregate approximately 747,000 shares of the Company’s common stock. At the market value of the Company’s common stock on March 31, 2009, or $1.26, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three months ended March 31, 2009 and 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.4 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of March 31, 2009, the Company has amortized $0.9 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In connection with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of March 31, 2009, the Company has amortized $0.7 million of this discount.

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

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of March 31, 2009, the Company has amortized approximately $0.1 million of this discount.

As of March 31, 2009, the Company’s carrying value of the First Note was calculated to be $9.7 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	2,457
Discount related to warrants, net	(1,126)
Discount related to beneficial conversion feature, net	(1,487)
Discount related to issuance costs, net	(117)

$9,727

The Company recorded approximately $0.8 million and $0.7 million of interest expense, including amortization of the note discounts of $0.4 million and $0.3 million, related to the First Note for the three months ended March 31, 2009 and 2008, respectively, which is included in the Consolidated Statement of Operations under “Other expense”. The principal of the First Note in the amount of $10 million plus paid in-kind interest of $2.5 million is due upon maturity on August 31, 2010.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Second Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 555,515 shares of the Company’s common stock. The Company chose to pay in-kind the quarterly interest payments to date. These additional principal amounts represent in aggregate approximately 98,000 shares of the Company’s common stock. At the market value of the Company’s common stock on March 31, 2009, or $1.26, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three months ended March 31, 2009 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Second Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of March 31, 2009, the Company has amortized approximately $0.1 million of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, warrants to purchase 0.5 million shares of the Company’s common stock at $4.25 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. These warrants are subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In connection with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrants have a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Second Note using the effective interest method. As of March 31, 2009, the Company has amortized approximately $0.1 million of this discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Second Note using the effective interest method. As of March 31, 2009, the Company has amortized approximately $13,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2009, the Company’s carrying value of the Second Note was calculated to be $1.0 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	418
Discount related to warrants, net	(908)
Discount related to beneficial conversion feature, net	(1,000)
Discount related to issuance costs, net	(82)

$1,023

The Company recorded approximately $0.2 million of interest expense, including amortization of the note discounts of approximately $0.1 million, related to the Second Note in the three months ended March 31, 2009. The principal of the Second Note in the amount of $2.6 million plus paid in-kind interest of $0.4 million is due upon maturity on June 30, 2011.

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

The Third Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Third Note at maturity through the issuance of equity at $2.79 per share. In the event that Prides exercises that option, the principal payment of the Third Note would represent approximately 914,000 shares of the Company’s common stock. The Company chose to pay in-kind the quarterly interest payments to date. These additional principal amounts represent in aggregate approximately 65,000 shares of the Company’s common stock. At the market value of our common stock on March 31, 2009, or $1.26, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three months ended March 31, 2009 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Third Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $0.1 million, which will be amortized to interest expense over the term of the Third Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Third Note using the effective interest method. As of March 31, 2009, the Company has amortized approximately $7,000 of the beneficial conversion feature discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the term of the Third Note using the effective interest method. As of March 31, 2009, the Company has amortized approximately $5,000 of this discount.

As of March 31, 2009, the Company’s carrying value of the Third Note was calculated to be $2.6 million as follows (in thousands):

Senior secured note	$2,550
Paid in-kind interest	180
Discount related to beneficial conversion feature, net	(65)
Discount related to issuance costs, net	(51)

$2,614

The Company recorded approximately $0.1 million of interest expense, including amortization of the note discounts of approximately $11,000, related to the Third Note in the three months ended March 31, 2009. The principal of the Third Note in the amount of $2.55 million plus paid in-kind interest of $0.2 million is due upon maturity on June 30, 2011.

The First Note, Second Note and Third Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10 million unissued shares of the Company’s common stock. At March 31, 2009 the Company is in compliance with all the covenants in the Notes.

9. RELATED PARTY TRANSACTIONS

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

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 750,000 and 565,000 for the three months ended March 31, 2009 and 2008, respectively. In addition, at March 31, 2009 and 2008 the Company had approximately zero and 3,269,000 dilutive potential common shares related to its convertible debt, respectively.

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

The Company recorded approximately $6,000 of income tax expense for the three months ended March 31, 2009 and approximately $33,000 of income tax benefit for the corresponding prior year period, related to the operations of eDiets Europe.

12. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,837)	$(5,125)
Other comprehensive income (loss):
Foreign currency translation	118	(157)

Comprehensive loss	$(2,719)	$(5,282)

Accumulated other comprehensive income (loss) as of March 31, 2009 and 2008 consists of foreign currency translation.

13. SEGMENT INFORMATION

FASB Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products (ecommerce and meal delivery) related to nutrition, fitness and motivation. Prior to 2009 the Company had three reportable segments based on business type: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. In 2009, the Company’s management began making operating decisions based on the different revenue types and therefore focusing on four reportable segments: the digital plans subscription segment, the meal delivery subscription segment, the business-to-business segment, and the other revenues segment. Accordingly, all prior year segment data in the Company’s financial statements has been restated for comparability.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on revenue type segment. Accounting policies of the reportable segments are the same as the Company’s consolidated accounting policies.

The unallocated amounts represent corporate items that are not specifically allocated to any of the operating segments.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and segment loss of the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues:
Digital plans	$1,398	$3,212
Meal delivery	1,907	4,102
Business-to-business	1,630	793
Other	336	657

Consolidated net revenues	$5,271	$8,764

Segment income (loss):
Digital plans	$478	$1,180
Meal delivery	(632)	(3,327)
Business-to-business	643	340
Other	248	413
Unallocated	(2,420)	(3,158)

Consolidated loss from operations	$(1,683)	$(4,552)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our ability to meet our financial obligations;

•	our substantial indebtedness, including covenant compliance;

•	the possible delisting of our common stock from the NASDAQ stock market;

•	the relative success of marketing and advertising, specifically with respect to confronting competitors with greater resources and expertise in leveraging the same or similar advertising markets;

•	the continued attractiveness of our weight-loss programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with corporate partners and suppliers of our meal delivery services;

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

The factors listed in the section entitled “Risk Factors” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2008, the factors listed in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements are current only as of the date on which such statements are made. We do not undertake any obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways.

•	We sell digital weight-loss programs.

•	We offer a nationwide weight loss oriented meal delivery service.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Web sites.

•	We sell advertising throughout our content assets, which are our diet, fitness and healthy lifestyle-oriented Web sites.

Subscription Business

We have been offering digital subscription-based plans in the United States since 1998, when we launched our first diet plan. Our digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of approximately twenty different digital diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. We also offer a subscription-based nationwide weight loss oriented meal delivery service.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2008 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2009, we had a net loss of $2.8 million and used $1.7 million of cash in our operations. As of March 31, 2009, we had an accumulated deficit of $50.9 million and a total stockholders’ deficit of $5.1 million. As of March 31, 2009 our unrestricted cash balance was approximately $0.9 million.

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

We have plans to seek additional capital through a private placement or public offering of our common stock. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	37	58
Technology and development	19	11
Sales, marketing and support	43	59
General and administrative	30	21
Amortization of intangible assets	3	3
Interest income	*	(1)
Interest expense	22	7
Income tax provision	*	*
Net loss	(54)%	(58)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenue: Total revenue for the three months ended March 31, 2009 was $5.3 million, a decrease of 40% versus the $8.8 million recorded in the comparable prior year period.

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Digital plans	$1,398	$3,212
Meal delivery	1,907	4,102
Business-to-business	1,630	793
Advertising and Ecommerce	271	471
Royalties	65	186

	$5,271	$8,764

Digital plans revenue was $1.4 million and $3.2 million in the three months ended March 31, 2009 and 2008, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. At March 31, 2009, the average subscriber base was approximately 20% lower than at March 31, 2008 and the average weekly fees were approximately 2% lower than the corresponding prior year period. Fewer digital plan subscribers were added for the first three months of 2009 compared to 2008 as we have spent less on advertising in current year period.

Meal delivery had revenues of $1.9 million and $4.1 million, including shipping revenue, for the three months ended March 31, 2009 and 2008, respectively. The 54% decrease in meal delivery revenue is directly related to the 80% decrease in offline advertising expense in the current period versus the prior year period.

Business-to-business revenues, which are primarily development and license related revenues, were approximately $1.6 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase in revenue is directly related to the expansion of services to existing customers that eDiets Corporate Services manages in the current year and the acceleration of approximately $0.6 million of deferred revenue related to a contract that was cancelled in the first quarter of 2009.

Advertising revenue from our website and our newsletter and Ecommerce revenue decreased by 43% for the three months ended March 31, 2009 from the comparable prior year period, due to fewer site visitors who observed third-party banner impressions in 2009. The number of visitors to our websites has continued to decline in 2009. Due to cash constraints and uncertain returns from advertising we have significantly reduced our spending in both offline campaigns and online advertising. This has generated fewer visitors to our websites and may drive down our overall customer acquisitions going forward.

Royalty revenues related to our licensing agreement with Tesco were less than $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three months ended March 31, 2009 was $1.9 million as compared to $5.1 million for the corresponding prior year period.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Digital plans	$276	$625
Meal delivery	1,535	4,357
Business-to-business	51	27
Other	62	68

Total cost of revenue	$1,924	$5,077

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.3 million for the three months ended March 31, 2009 as compared to $0.6 million in the corresponding prior year period and is directly related to the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue decreased to $1.5 million for the three months ended March 31, 2009 from $4.4 million in the corresponding prior year period and is directly related to the decrease in meal delivery revenue as mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million for each of the three months ended March 31, 2009 and 2008.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.1 million for each of the three months ended March 31, 2009 and 2008.

Gross margin as a percent of revenue increased to 63% for the three months ended March 31, 2009 from 42% in the comparable prior year period due to improvements in meal delivery gross margin. Gross margin for digital plans declined from 81% to 80% because we did not reduce fixed costs as quickly as revenue declined. Meal delivery gross margin increased from a negative 6% to a positive 20% primarily due to improvement in product costs. We anticipate our total gross margin will improve in the future as our efforts to improve meal delivery margin continue to be realized.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $1.0 million for each of the three months ended March 31, 2009 and 2008.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting two of our product line segments: digital plans and meal delivery. These expenses were approximately $2.3 million for the three months ended March 31, 2009 as compared to $5.2 million in the corresponding prior year period and represent mainly advertising media expense and compensation expense. In total, advertising media expense was $0.9 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.6 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.

Amortization of Intangible Assets: Amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, and relates to the intangible assets acquired in the 2006 Nutrio acquisition.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended March 31, 2009 and 2008. The current year interest income decrease is directly related to the decrease in cash balances in the current year.

Interest Expense: Interest expense was $1.2 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax (Provision) Benefit: Income tax provision of less than $0.1 million for the three months ended March 31, 2009 and income tax benefit of less than $0.1 million for the comparable prior year period relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $2.8 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the three months ended March 31, 2009 was for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. We expect that trend to continue going forward. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

At March 31, 2009, we had a net working capital deficit of $1.1 million, compared to a net working capital deficit of $0.8 million at December 31, 2008. Cash and cash equivalents at March 31, 2009 were $0.9 million, a decrease of $1.6 million from the balance of $2.5 million at December 31, 2008. In 2008, our principal source of liquidity was borrowing an aggregate amount of $5.1 million, in the second and fourth quarters of 2008, with a three-year term from our majority shareholder, to be used for general corporate purposes.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $50.9 million as of March 31, 2009. Management has plans to seek additional capital through a private placement or public offering of our common stock. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the three months ended March 31, 2009, we used $1.7 million of cash in operating activities. The negative cash flow related to our net loss of $2.8 million, adjusted for, among other things, certain non-cash items including $0.4 million of depreciation, $0.2 million of amortization of intangible assets, $0.5 million of amortization of the senior secured notes – related party discount and expenses, $1.1 million of paid-in-kind interest of the senior secured notes – related party and $0.4 million of stock-based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $1.4 million.

For the three months ended March 31, 2008, we used $4.0 million of cash in operating activities. The negative cash flow related to our net loss of $5.1 million, adjusted for, among other things, certain non-cash items including $0.3 million of depreciation, $0.3 million of amortization of intangible assets, $0.3 million of amortization of the senior secured notes – related party discount and expenses, $0.8 million of paid-in-kind interest of the senior secured notes – related party and $0.7 million of stock based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $1.2 million.

Cash Flows from Investing Activities: For the three months ended March 31, 2009 we used less than $0.1 million of cash in investing activities. The cash usage was due to less than $0.1 million of capital expenditures, primarily computer equipment.

For the three months ended March 31, 2008, we used $0.9 million of cash in investing activities. The cash usage was due to an increase in restricted cash of $0.2 million to fund a collateral account related to a capital lease obligation for our technology platform upgrade and $0.7 million of capital expenditures, primarily computer equipment and software development costs.

Cash Flows from Financing Activities: For the three months ended March 31, 2009 we used less than $0.1 million in financing activities. The cash used related to the repayment of capital lease obligations.

For the three months ended March 31, 2008 we used less than $0.1 million in financing activities. The cash used related to $0.1 million repayment of capital lease obligations offset by $0.1 million in proceeds from the exercise of stock options.

RECENT DEVELOPMENTS

In order to maintain listing on NASDAQ, the market value of our common stock must be at least $35 million over a specified period. In April 2009, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $35 million minimum market value requirement. The notice further advised us that we do not meet either of two alternative standards, one requiring minimum stockholders’ equity of $2.5 million and the other requiring net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. We expect that NASDAQ may suspend trading in our common stock after June 30, 2009 if we do not regain compliance. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

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

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, indicated that there were no changes in our internal controls, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 1A.	Risk Factors

The information below should be read in conjunction with the risk factors and information described in the Company’s 2008 Form 10-K.

Our common stock may be delisted.

NASDAQ requires that the market value of our common stock be at least $35 million over a specified period or we meet certain other standards in order to maintain our listing on NASDAQ. In April 2009, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $35 million minimum market value requirement. We expect that NASDAQ may suspend trading in our common stock after June 30, 2009 if the market value of our common stock does not reach at least $35 million for ten consecutive days prior to this date. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

Item 2.	None

Item 3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 5, 2009 the Company’s stockholders voted on the following proposal:

1.	Proposal to elect directors:

	FOR	WITHHELD
Kevin A. Richardson, II	23,785,521	832,662
Stephen L. Cootey	23,743,495	874,688
Robert L. Doretti	23,909,334	708,849
Lee S. Isgur	23,845,956	772,227
Ronald Luks	23,721,594	896,589
Pedro N. Ortega-Dardet	23,964,084	654,099
Kevin McGrath	24,236,393	381,790

Item 5.	None

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Principal Financial Officer)

DATE: May 14, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company