Form 10-Q
period 2009-06-30
EDIETS COM INC
filed 2009-08-13
CIK 1094058

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009	Commission File Number 0-30559

eDiets.com, Inc.

(Exact name of issuer as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2009:

Common Stock, $.001 par value per share	25,768,832 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$856	$2,523
Accounts receivable, net	707	574
Prepaid meal delivery and inventory	237	497
Prepaid expenses and other current assets	327	455

Total current assets	2,127	4,049

Restricted cash	544	544
Property and office equipment, net	2,895	3,665
Intangible assets, net	64	334
Goodwill	6,835	6,835
Other assets	165	244

Total assets	$12,630	$15,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,105	$1,410
Accrued liabilities	2,212	1,748
Current portion of capital lease obligations	54	83
Deferred revenue	1,361	1,612

Total current liabilities	4,732	4,853

Capital lease obligations, net of current portion	53	67
Deferred revenue	1,205	1,724
Senior secured notes, net – related party	14,115	11,808

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	25	25
Additional paid-in capital	46,074	45,307
Accumulated other comprehensive loss	(47)	(61)
Accumulated deficit	(53,527)	(48,052)

Total stockholders’ deficit	(7,475)	(2,781)

Total liabilities and stockholders’ deficit	$12,630	$15,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUE
Digital plans	$1,269	$2,524	$2,667	$5,736
Meal delivery	2,289	2,720	4,196	6,823
Business-to-business	853	844	2,483	1,637
Other	322	363	658	1,019

TOTAL REVENUE	4,733	6,451	10,004	15,215

COSTS AND EXPENSES:

Cost of revenue
Digital plans	188	574	463	1,198
Meal delivery	1,714	2,765	3,249	7,123
Business-to-business	73	36	124	63
Other	49	78	112	146

Total cost of revenue	2,024	3,453	3,948	8,530

Technology and development	836	1,021	1,846	1,972

Sales, marketing and support	2,062	2,329	4,321	7,495

General and administrative	1,101	1,809	2,684	3,638

Amortization of intangible assets	97	237	275	529

Total costs and expenses	6,120	8,849	13,074	22,164

Loss from operations	(1,387)	(2,398)	(3,070)	(6,949)

Interest income	3	24	9	75

Interest expense	(1,243)	(721)	(2,397)	(1,378)

Loss before income tax provision	(2,627)	(3,095)	(5,458)	(8,252)

Income tax provision	(11)	(33)	(17)	(1)

Net loss	$(2,638)	$(3,128)	$(5,475)	$(8,253)

Loss per common share:
Basic and diluted	$(0.10)	$(0.12)	$(0.22)	$(0.33)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,193	25,114	25,176	25,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,475)	$(8,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	799	691
Amortization of intangibles	275	529
Amortization of discount and expenses, senior secured notes – related party	952	514
Paid-in-kind interest, senior secured notes – related party	1,384	758
Provision for bad debt	21	91
Stock-based compensation	779	1,035
Changes in operating assets and liabilities:
Accounts receivable	(154)	(664)
Prepaid expenses and other assets	440	128
Accounts payable and accrued liabilities	157	56
Deferred revenue	(770)	140

Net cash used in operating activities	(1,592)	(4,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	(222)
Purchases of property and office equipment, net	(29)	(1,487)

Net cash used in investing activities	(29)	(1,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	299
Proceeds from senior secured notes – related party	—	2,500
Common stock issuance costs	(18)	—
Repayment of capital lease obligations	(42)	(279)

Net cash (used in) provided by financing activities	(60)	2,520

Effect of exchange rate changes on cash and cash equivalents	14	(162)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,667)	(4,326)
Cash and cash equivalents, beginning of period	2,523	7,132

Cash and cash equivalents, end of period	$856	$2,806

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$7	$17

Cash refunded from income taxes	$(44)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and six months ended June 30, 2009, the Company had a net loss of $2.6 million and $5.5 million, respectively, and for the six months ended June 30, 2009 the Company used $1.6 million of cash in its operations. As of June 30, 2009, the Company has an accumulated deficit of $53.5 million and a total stockholders’ deficit of $7.5 million. As of June 30, 2009 the Company’s unrestricted cash balance was approximately $0.9 million.

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

Management has plans to seek additional capital through a private placement or public offering of its common stock and warrant exercises. There can be no assurances that the Company will be successful in raising additional cash to finance operations. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements, and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP 157-4, and FSP 115-2 and 124-2 had no impact on our financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 107-1 and APB 28-1 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on August 13, 2009.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP but reorganizes the literature. The Company does not expect the adoption of SFAS 168 to have any effect on its consolidated financial position or results of operations.

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

The Company’s debt consists of $18.5 million of principal of senior secured notes, related party, as discussed more fully in Note 8, which are not traded in an active market and are held by the Company’s largest shareholder. As a result of the volatility of substantially all domestic credit markets that currently exists and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of June 30, 2009, to determine the fair value of such debt.

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

At June 30, 2009 the Company had $6.8 million of goodwill related to the May 2006 acquisition of Nutrio.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Digital plans	$1,269	$2,524	$2,667	$5,736
Meal delivery	2,289	2,720	4,196	6,823
Business-to-business	853	844	2,483	1,637
Advertising and Ecommerce	233	198	504	668
Royalties	89	165	154	351

	$4,733	$6,451	$10,004	$15,215

6. DEFERRED REVENUE

Deferred revenue consists of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Deferred revenue
Unearned digital plans revenue	$360	$428
Unearned development revenue	282	989
Unearned licensing revenue	116	15
Deferred royalty	1,808	1,904

Total deferred revenue	2,566	3,336
Less: current portion of deferred revenue	(1,361)	(1,612)

Non-current portion of deferred revenue	$1,205	$1,724

7. STOCK-BASED COMPENSATION

The Company grants stock options, unrestricted stock, and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, deferred stock and unrestricted stock. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”). A maximum of 3,200,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 800,000 each. The maximum benefit that would be paid to any person under the Incentive Plan in any calendar year is 450,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 90,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. As of June 30, 2009, there were 254,677 shares of restricted stock, 31,245 shares of unvested unrestricted stock and 2,125,158 options outstanding under the Incentive Plan.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of June 30, 2009, 1,275,200 options are outstanding under the Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (in years)	3.3	—	3.6	3.2
Risk-free interest rate	1.8%	—%	1.6%	2.5%
Expected volatility	66.4%	—%	65.7%	61.8%
Expected dividend yield	—%	—%	—%	—%

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

For each of the three months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.3 million. During the six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense under SFAS 123R (related to stock options and restricted stock awards) of $0.7 million and $0.8 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$4	$9	$8	$20
Technology and development	63	71	122	154
Sales, marketing and support	70	101	136	222
General and administrative	169	109	427	362

	$306	$290	$693	$758

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans as of December 31, 2008 and the changes during the first six months of 2009 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	2,725	$4.11	3.88	$191
Granted	859	2.00
Exercised	—	—
Forfeited	(71)	4.84
Expired	(113)	3.88

Outstanding at June 30, 2009	3,400	$3.57	4.33	$—

Vested or expected to vest at June 30, 2009	3,106	$3.63	4.18	$—

Exercisable at June 30, 2009	1,599	$4.20	2.82	$—

The weighted-average fair value of stock options granted during the three months ended June 30, 2009 was $0.41. There were no stock option grants during the second quarter of 2008. The weighted-average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $0.96 and $2.41, respectively.

There were no exercises of stock options in the six months ended June 30, 2009. The total intrinsic value of stock options exercised was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2008, respectively. Cash received from the exercise of stock options under the Company’s stock plans for the three and six months ended June 30, 2008 was $0.2 million and $0.3 million, respectively.

As of June 30, 2009, there was approximately $1.8 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.09 years.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the restricted stock awards under the Company’s Incentive Plan for the six months ended June 30, 2009 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at December 31, 2008	263	$4.87
Granted	18	3.37
Vested	(13)	3.79
Forfeited	(13)	4.24

Non-vested at June 30, 2009	255	$4.85

The total fair value of restricted stock awards that vested in the three months ended June 30, 2009 and 2008 was less than $0.1 million and $0.1 million, respectively. The total fair value of restricted stock awards that vested in the six months ended June 30, 2009 and 2008 was less than $0.1 million and $0.4 million, respectively. The non-vested restricted stock awards listed above are expected to vest at the following times: 7,000 shares in the remainder of 2009, and the remaining 248,000 to be determined upon achievement of performance goals that were not met or are not deemed probable of achievement as of June 30, 2009.

As of June 30, 2009, there was less than $0.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans. As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis over a weighted-average period of 0.3 years.

In February 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in connection with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares which are not deemed probable of achievement as of June 30, 2009 and, as a result, no compensation expense has been recorded during the six months ended June 30, 2009 related to these restricted shares.

In March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. Performance conditions have been established for one third, or 23,000 shares, which were to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. Performance conditions have not been established for the remaining 46,000 shares, and thus no compensation expense has been recorded for the six months ended June 30, 2009 related to these 46,000 restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

In December 2008, 425,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded for the six months ended June 30, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 425,000 shares have been excluded from the summary of restricted stock awards activity above.

In January 2009, 5,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded for the six months ended June 30, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 5,000 shares have been excluded from the summary of restricted stock awards activity above.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of 2009, 90,260 shares of unrestricted stock awards were issued to one terminated officer and one terminated employee as part of their severance agreements. These awards vest one-third on the date of grant, and the remaining two-thirds in two 20 day increments. The value related to the awards that vested in the second quarter of 2009 of approximately $89,000 reduced the severance accrual. In addition, 10,000 shares of unrestricted stock awards were issued to an employee as a bonus payment, which was fully vested at time of issuance, and resulted in a bonus expense of $13,000. The fair value of these unrestricted stock awards was the market price of the common stock on the date of grant. The weighted average grant date fair value of these severance and bonus awards was $1.16.

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note were used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to pay in-kind the semi-annual interest payments to date. These additional principal amounts represent in aggregate approximately 747,000 shares of the Company’s common stock. At the market value of the Company’s common stock on June 30, 2009, or $0.93, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three and six months ended June 30, 2009 as the effect would have been anti-dilutive. For the three and six months ended June 30, 2008 we had 3,269,389 diluted potential common shares related to the First Note which were included in the diluted loss per share.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.4 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of June 30, 2009, the Company has amortized $1.1 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, a warrant to purchase one million shares of the Company’s common stock at $5.00 per share was issued to Prides. The warrant has a 10-year term and is redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrant is either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company has complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In connection with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrant has a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of June 30, 2009, the Company has amortized $0.8 million of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 23, 2009, the Company executed an Agreement to Amend Warrants (“Warrant Amendment”) in which the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00, and Prides agreed to use diligent efforts to exercise this warrant, together with other warrants amended by the Warrant Amendment, in one or more tranches, as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The Warrant Amendment further amended the outstanding warrant to provide that no adjustment to the exercise price under Section 3(c) thereof will operate to reduce the exercise price to a price less than the closing price of the Company’s common stock on June 22, 2009. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, the Company agreed in the Warrant Amendment to issue Prides one or more warrants (each a “New Warrant”) to purchase nine shares of the Company’s common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants with an exercise price of $1.20 per share.

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

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of June 30, 2009, the Company has amortized approximately $0.1 million of this discount.

As of June 30, 2009, the Company’s carrying value of the First Note was calculated to be $10.1 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	2,457
Discount related to warrants, net	(969)
Discount related to beneficial conversion feature, net	(1,282)
Discount related to issuance costs, net	(103)

$10,103

The Company recorded approximately $0.9 million and $1.7 million of interest expense, including amortization of the note discounts of $0.4 million and $0.7 million, related to the First Note for the three and six months ended June 30, 2009, respectively. The Company recorded approximately $0.7 million and $1.3 million of interest expense, including amortization of the note discounts of $0.2 million and $0.5 million, related to the First Note for the three and six months ended June 30, 2008, respectively. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

The principal of the First Note in the amount of $10 million plus paid in-kind interest of $2.5 million is due upon maturity on August 31, 2010.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Second Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 556,000 shares of the Company’s common stock. The Company chose to pay in-kind the quarterly interest payments to date. These additional principal amounts represent in aggregate approximately 119,000 shares of the Company’s common stock. At the market value of the Company’s common stock on June 30, 2009, or $0.93, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three and six months ended June 30, 2009 and 2008 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Second Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of June 30, 2009, the Company has amortized approximately $0.2 million of the beneficial conversion feature discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, in connection with the Second Note financing, a warrant to purchase 0.5 million shares of the Company’s common stock at $4.25 per share was issued to Prides. The warrant has a 10-year term and is redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrant is either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company has complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. This warrant is subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In connection with this transaction, the Company determined in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, that the warrant has a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Second Note using the effective interest method. As of June 30, 2009, the Company has amortized approximately $0.1 million of this discount.

In connection with the Warrant Amendment mentioned above, on June 23, 2009, the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00, and Prides agreed to use diligent efforts to exercise this warrant, together with other warrants amended by the Warrant Amendment, in one or more tranches, as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The Warrant Amendment further amended the outstanding warrant to provide that no adjustment to the exercise price under Section 3(c) thereof will operate to reduce the exercise price to a price less than the closing price of the Company’s common stock on June 22, 2009. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, the Company agreed in the Warrant Amendment to issue Prides one or more New Warrants to purchase nine shares of the Company’s common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants with an exercise price of $1.20 per share.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Second Note using the effective interest method. As of June 30, 2009, the Company has amortized approximately $19,000 of this discount.

As of June 30, 2009, the Company’s carrying value of the Second Note was calculated to be $1.3 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	555
Discount related to warrants, net	(860)
Discount related to beneficial conversion feature, net	(949)
Discount related to issuance costs, net	(76)

$1,265

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded approximately $0.2 million and $0.5 million of interest expense, including amortization of the note discounts of approximately $0.1 million and $0.2 million, related to the Second Note in the three and six months ended June 30, 2009, respectively. The Company recorded less than $0.1 million of interest expense, including amortization of the note discounts of approximately $14,000, related to the Second Note for each of the three and six months ended June 30, 2008. These amounts are included in the Consolidated Statement of Operations under “Interest expense”.

The principal of the Second Note in the amount of $2.6 million plus paid in-kind interest of $0.6 million is due upon maturity on June 30, 2011.

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

The Third Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Third Note at maturity through the issuance of equity at $2.79 per share. In the event that Prides exercises that option, the principal payment of the Third Note would represent approximately 914,000 shares of the Company’s common stock. The Company chose to pay in-kind the quarterly interest payments to date. These additional principal amounts represent in aggregate approximately 110,000 shares of the Company’s common stock. At the market value of our common stock on June 30, 2009, or $0.93, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three and six months ended June 30, 2009 as the effect would have been anti-dilutive.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Third Note and accounted for separately as a derivative under SFAS 133 as it is indexed to its own stock within the meaning of EITF 01-6 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of EITF 00-19. Therefore, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments (“EITF 00-27”), this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $0.1 million, which will be amortized to interest expense over the term of the Third Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Third Note using the effective interest method. As of June 30, 2009, the Company has amortized approximately $11,000 of the beneficial conversion feature discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with EITF 00-27, these issuance costs are treated as a note discount and are being amortized over the term of the Third Note using the effective interest method. As of June 30, 2009, the Company has amortized approximately $8,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2009, the Company’s carrying value of the Third Note was calculated to be $2.7 million as follows (in thousands):

Senior secured note	$2,550
Paid in-kind interest	306
Discount related to beneficial conversion feature, net	(61)
Discount related to issuance costs, net	(48)

$2,747

The Company recorded approximately $0.1 million and $0.2 million of interest expense, including amortization of the note discounts of approximately $9,000 and $21,000, related to the Third Note in the three and six months ended June 30, 2009. These amounts are included in the Consolidated Statement of Operations under “Interest expense”.

The principal of the Third Note in the amount of $2.55 million plus paid in-kind interest of $0.3 million is due upon maturity on June 30, 2011.

The First Note, Second Note and Third Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10 million unissued shares of the Company’s common stock. At June 30, 2009 the Company is in compliance with all the covenants in the Notes.

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

In connection with the Warrant Amendment as described in Note 8, on June 23, 2009, the Company agreed to reduce the price of all Prides outstanding warrants to $1.00, and Prides agreed to use diligent efforts to exercise, in one or more tranches, a portion of the outstanding warrants as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The repricing of these warrants resulted in an additional fair value of the warrants of approximately $0.5 million. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, the Company agreed in the Warrant Amendment to issue Prides one or more New Warrants to purchase nine shares of the Company’s common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants with an exercise price of $1.20 per share.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 750,000 for each of the three and six months ended June 30, 2009 and approximately 491,000 and 542,000 for the three and six months ended June 30, 2008, respectively. In addition, for each of the three and six months ended June 30, 2009 the Company had zero dilutive potential common shares related to its convertible debt, and approximately 3,269,000 dilutive potential common shares for each of the three and six months ended June 30, 2008, respectively.

11. INCOME TAXES

The Company did not recognize any liability for unrecognized tax benefits for each of the three and six months ended June 30, 2009 and 2008. The Company policy is to record accrued interest and penalties related to unrecognized tax benefits as part of other expense. The Company’s federal income tax returns for 2005 through 2007 are open tax years and are subject to examination by the Internal Revenue Service.

The Company recorded approximately $11,000 and $17,000 of income tax expense for the three and six months ended June 30, 2009, respectively, and approximately $33,000 and $1,000 of income tax expense for the corresponding prior year periods, related to the operations of eDiets Europe.

12. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,638)	$(3,128)	$(5,475)	$(8,253)

Other comprehensive income (loss):
Foreign currency translation	(104)	(5)	14	(162)

Comprehensive loss	$(2,742)	$(3,133)	$(5,461)	$(8,415)

Accumulated other comprehensive income (loss) as of June 30, 2009 and 2008 consists of foreign currency translation.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on revenue type segment. Accounting policies of the reportable segments are the same as the Company’s consolidated accounting policies.

The unallocated amounts represent corporate items that are not specifically allocated to any of the operating segments.

Net revenues and segment loss of the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Digital plans	$1,269	$2,524	$2,667	$5,736
Meal delivery	2,289	2,720	4,196	6,823
Business-to-business	853	844	2,483	1,637
Other	322	363	658	1,019

Consolidated net revenues	$4,733	$6,451	$10,004	$15,215

Segment income (loss):
Digital plans	$473	$1,342	$987	$2,850
Meal delivery	(368)	(799)	(1,000)	(4,127)
Business-to-business	47	440	690	780
Other	247	98	495	511
Unallocated	(1,786)	(3,479)	(4,242)	(6,963)

Consolidated loss from operations	$(1,387)	$(2,398)	$(3,070)	$(6,949)

14. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

15. SUBSEQUENT EVENTS

On June 23, 2009, the Company executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of its directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of 500,000 shares of the Company’s common stock in exchange for an aggregate of $0.5 million in cash in a Private Placement. The purchase price of the shares was $1.00 per share, based on the closing price of the Company’s common stock on the prior business day, which was June 22, 2009. The Company will use the $0.5 million of gross proceeds from the share sale to fund its business.

As part of the transaction, the Company agreed to issue three Warrants for the Purchase of Shares of Common Stock (each a “Warrant”), one Warrant to each of the directors, to purchase an aggregate of 225,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of the Company’s common stock on June 22, 2009.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

The Company also executed a Registration Rights Agreement (“Registration Rights Agreement”) with the three directors participating in the Private Placement and with Prides Capital. Pursuant to the Registration Rights Agreement, the Company agrees to register the resale of the shares of common stock issued to the three directors and the shares of common stock issuable upon exercise of each Warrant and New Warrant.

The transactions mentioned above closed on July 15, 2009.

On July 31, 2009 the Company terminated the 15-year exclusive licensing agreement with Tesco Ireland Limited (“Tesco”) which provided Tesco with exclusive rights to use the Company’s personalized diet technology in the United Kingdom and Ireland, with an effective date of July 1, 2009. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and six months ended June 30, 2009, we had a net loss of $2.6 million and $5.5 million, respectively. We used $1.6 million of cash in our operations for the six months ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of $53.5 million, a total stockholders’ deficit of $7.5 million and our unrestricted cash balance was approximately $0.9 million.

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

We have plans to seek additional capital through a private placement or public offering of our common stock and warrant exercises. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%

Cost of revenue	43	54	39	56
Technology and development	18	16	18	13
Sales, marketing and support	44	36	43	49
General and administrative	23	28	27	24
Amortization of intangible assets	2	4	3	3
Interest income	*	*	*	*
Interest expense	26	11	24	9
Income tax provision	*	1	*	*
Net loss	(56)%	(48)%	(55)%	(54)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Revenue: Total revenue for the three and six months ended June 30, 2009 was $4.7 million and $10.0 million, respectively, a decrease of 27% and 34% versus the $6.5 million and $15.2 million recorded in the comparable prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Digital plans	$1,269	$2,524	$2,667	$5,736
Meal delivery	2,289	2,720	4,196	6,823
Business-to-business	853	844	2,483	1,637
Advertising and Ecommerce	233	198	504	668
Royalties	89	165	154	351

Total revenue	$4,733	$6,451	$10,004	$15,215

Digital plans revenue was $1.3 million and $2.7 million in the three and six months ended June 30, 2009, respectively, as compared to $2.5 million and $ 5.7 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. At June 30, 2009, the average subscriber base was approximately 12% lower than at June 30, 2008 and the average weekly fees were approximately 2% lower than the corresponding prior year period. Fewer digital plan subscribers were added for the first six months of 2009 compared to 2008 as we have spent less on advertising in the current year period.

Meal delivery had revenues of $2.3 million and $4.2 million, including shipping revenue, for the three and six months ended June 30, 2009, respectively, as compared to $2.7 million and $6.8 million for the corresponding prior year periods. The 39% decrease in meal delivery revenue for the first six months of 2009 as compared to the first six months of 2008 is directly related to the 58% decrease in offline advertising expense in the corresponding six months periods. The reduction in advertising expenditures may drive down our overall customer acquisitions going forward.

Business-to-business revenues, which are primarily development and license related revenues, were approximately $0.9 million and $2.5 million for the three and six months ended June 30, 2009, respectively, as compared to $0.8 million and $1.6 million in the corresponding prior year periods. The increase in revenue is directly related to the expansion of services to existing customers that eDiets Corporate Services manages in the current year and the acceleration of approximately $0.6 million of deferred revenue related to a contract that was cancelled in the first quarter of 2009.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, as compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2008, respectively. The decrease for the six months ended June 30, 2009 as compared to the corresponding prior year period is due to fewer site visitors who observed third-party banner impressions in 2009. The number of visitors to our websites has continued to decline in 2009. Due to cash constraints and uncertain returns from advertising we have significantly reduced our spending in both offline campaigns and online advertising. This has generated fewer visitors to our websites.

Royalty revenues related to our licensing agreement with Tesco were less than $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, as compared to $0.2 million and $0.4 million in the corresponding prior year periods.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to be a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and six months ended June 30, 2009 was $2.0 million and $3.9 million, respectively, as compared to $3.5 million and $8.5 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Digital plans	$188	$574	$463	$1,198
Meal delivery	1,714	2,765	3,249	7,123
Business-to-business	73	36	124	63
Other	49	78	112	146

Total cost of revenue	$2,024	$3,453	$3,948	$8,530

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, as compared to $0.6 million and $1.2 million in the corresponding prior year periods and is directly related to the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product costs, fulfillment and shipping costs. Cost of meal delivery revenue decreased to $1.7 million and $3.2 million for the three and six months ended June 30, 2009, respectively, as compared to $2.8 million and $7.1 million in the corresponding prior year periods and is directly related to the decrease in meal delivery revenue as mentioned above and reductions in product costs as a result of our efforts to further reduce the cost of meal components.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was $0.1 million for the three and six months ended June 30, 2009 and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2008, respectively.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2009, respectively, and $0.1 million for the three and six months ended June 30, 2008.

Gross margin as a percent of revenue increased to 57% and 61% for the three and six months ended June 30, 2009, respectively, from 46% and 44% in the comparable prior year periods mainly due to improvements in meal delivery gross margin. Gross margin for digital plans increased to 85% and 83% for the three and six months ended June 30, 2009, respectively, as compared to 77% and 79% for the corresponding prior year periods mainly due to the reduction of our revenue share partner agreements. Meal delivery gross margin increased to 25% and 23% for the three months ended June 30, 2009, respectively, from a negative 2% and a negative 4% for the corresponding prior year periods primarily due to improvement in product costs. We anticipate our total gross margin will improve in the future as our efforts to improve meal delivery margin continue to be realized.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.8 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting two of our product line segments: digital plans and meal delivery. Sales, marketing and support expenses decreased to $2.0 million and $4.3 million for the three and six months ended June 30, 2009, respectively, as compared to $2.3 million and $7.5 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. In total, advertising media expense was $0.8 million for each of the three months ended June 30, 2009 and 2008 and $1.8 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively. Due to cash constraints and uncertain returns from advertising we have significantly reduced our spending in both offline campaigns and online advertising.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to $1.1 million and $2.7 million for the three and six months ended June 30, 2009, respectively, as compared to $1.8 million and $3.6 million in the corresponding prior year periods. The decrease in current periods is mainly due to lower recruiting expenses and lower professional fees.

Amortization of Intangible Assets: Amortization expense relates to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense decreased to $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, as compared to $0.2 million and $0.5 million for the corresponding prior year periods. The current year decrease is due to some of the intangibles being fully amortized.

Interest Income: Interest income was less than $0.1 million for the each of the three and six months ended June 30, 2009 and 2008.

Interest Expense: Interest expense increased to $1.2 million and $2.4 million for the three and six months ended June 30, 2009, respectively, as compared to $0.7 million and $1.4 million for the corresponding prior year periods. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Provision: Income tax provision was less than $0.1 million for each of the three and six months ended June 30, 2009 and it relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $2.6 million and $5.5 million for the three and six months ended June 30, 2009, respectively, and a net loss of $3.1 million and $8.3 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the six months ended June 30, 2009 was for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

At June 30, 2009, we had a net working capital deficit of $2.6 million, compared to a net working capital deficit of $0.8 million at December 31, 2008. Cash and cash equivalents at June 30, 2009 were $0.9 million, a decrease of $1.6 million from the balance of $2.5 million at December 31, 2008. In 2008, our principal source of liquidity was borrowing an aggregate amount of $5.1 million, in the second and fourth quarters of 2008, with a three-year term from our majority shareholder, to be used for general corporate purposes.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $53.5 million as of June 30, 2009.

On June 23, 2009, we executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of our directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of 500,000 shares of our common stock in exchange for an aggregate of $0.5 million in cash in a Private Placement. The purchase price of the shares was $1.00 per share, based on the closing price of our common stock on the prior business day, which was June 22, 2009. The transaction closed on July 15, 2009. We will use the $0.5 million of gross proceeds to fund our business. As part of this transaction, we agreed to issue three Warrants for the Purchase of Shares of Common Stock (each a “Warrant”), one Warrant to each of the directors, to purchase an aggregate of 225,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of our common stock on June 22, 2009. We have the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

In addition, on June 23, 2009, we executed an Agreement to Amend Warrants (“Warrant Amendment”) with Prides in which we agreed to reduce the price of all Prides outstanding warrants to $1.00, and Prides agreed to use diligent efforts to exercise, in one or more tranches, a portion of the outstanding warrants as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The Warrant Amendment further amended the outstanding warrants to provide that no adjustment to the exercise price under Section 3(c) thereof will operate to reduce the exercise price to a price less than the closing price of our common stock on June 22, 2009. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, we agreed in the Warrant Amendment to issue Prides one or more Warrants for the Purchase of Shares of Common Stock (each a “New Warrant”) to purchase nine shares of our common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants with an exercise price of $1.20 per share. We will use the $2.5 million of gross proceeds to fund our business and expand our offline advertising.

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

Cash Flows from Operating Activities: For the six months ended June 30, 2009, we used $1.6 million of cash in operating activities. The negative cash flow related to our net loss of $5.5 million, adjusted for, among other things, certain non-cash items including $0.8 million of depreciation, $0.3 million of amortization of intangibles, $1.0 million of amortization of the senior secured notes – related party discount and expenses, $1.4 million of paid-in-kind interest of the senior secured notes – related party, less than $0.1 million of provision for bad debt, and $0.8 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of $0.3 million.

For the six months ended June 30, 2008, we used $5.0 million of cash in operating activities. The negative cash flow related to our net loss of $8.3 million, adjusted for, among other things, certain non-cash items including $0.7 million of depreciation, $0.5 million of amortization of intangibles, $0.5 million of amortization of the senior secured notes – related party discount and expenses, $0.8 million of paid-in-kind interest of the senior secured notes – related party, $0.1 million of provision for bad debt, and $1.0 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of $0.3 million.

Cash Flows from Investing Activities: For the six months ended June 30, 2009 we used less than $0.1 million of cash in investing activities. The cash usage was due to less than $0.1 million of capital expenditures, primarily computer equipment.

For the six months ended June 30, 2008 we used $1.7 million of cash in investing activities. The cash usage was due to an increase in restricted cash of $0.2 million to fund a collateral account related to a capital lease obligation for our technology platform upgrade, and $1.5 million of capital expenditures, primarily computer equipment and software development costs.

Cash Flows from Financing Activities: For the six months ended June 30, 2009 we used $0.1 million in financing activities. The cash used related to the repayment of capital lease obligations and common stock issuance costs related to the private investment transaction that closed on July 15, 2009.

For the six months ended June 30, 2008 our financing activities provided for $2.5 million of cash. This was primarily attributable to $2.5 million in net proceeds from the related party senior secured note issued in May 2008 and $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.3 million.

RECENT DEVELOPMENTS

In order to maintain listing on NASDAQ, the total market value of our outstanding common stock must be at least $35 million over a specified period. In April 2009, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $35 million minimum market value requirement. The notice further advised us that we do not meet either of two alternative standards, one requiring minimum stockholders’ equity of $2.5 million and the other requiring net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In July 2009, we received a determination letter from NASDAQ indicating that we did not regain compliance by June 30, 2009 and as a result we would be subject to delisting unless we request a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We have requested a hearing before a Panel and the hearing was held on August 6, 2009. The Panel has not yet issued a decision. Consequently, our common stock will remain listed on the NASDAQ Capital Market until the panel reaches a decision following the hearing. However, there can be no assurances that the Panel will grant us the request for continued listing. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

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

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, indicated that there were no changes in our internal controls, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock may be delisted.

NASDAQ requires that the total market value of our outstanding common stock be at least $35 million over a specified period or we meet certain other standards in order to maintain our listing on NASDAQ. In April 2009, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $35 million minimum market value requirement. In July 2009, we received a determination letter from NASDAQ indicating that we did not regain compliance by June 30, 2009 and as a result we would be subject to delisting unless we request a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We have requested a hearing before a Panel and the hearing was held on August 6, 2009. The Panel has not yet issued a decision. Although, our common stock will remain listed on the NASDAQ Capital Market until the panel reaches a decision following the hearing, there can be no assurances that the Panel will grant us the request for continued listing. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

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

DATE: August 13, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company