Form 10-Q
period 2009-09-30
EDIETS COM INC
filed 2009-11-12
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-30559

eDiets.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Corporate Drive, Suite 600 Fort Lauderdale, Florida	33334
(Address of principal executive offices)	(Zip Code)

(954) 360-9022

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2009:

Common Stock, $.001 par value per share	29,048,512 shares

eDiets.com, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$958	$2,523
Accounts receivable, net	541	574
Prepaid meal delivery and inventory	248	497
Prepaid expenses and other current assets	305	455

Total current assets	2,052	4,049

Restricted cash	544	544
Property and office equipment, net	2,518	3,665
Intangible assets, net	55	334
Goodwill	6,835	6,835
Other assets	154	244

Total assets	$12,158	$15,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,236	$1,410
Accrued liabilities	1,633	1,748
Current portion of capital lease obligations	36	83
Deferred revenue	1,318	1,612
Senior secured notes, net – related party	11,471	—

Total current liabilities	15,694	4,853
Capital lease obligations, net of current portion	48	67
Deferred revenue	1,095	1,724
Senior secured notes, net – related party	4,419	11,808
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Common stock	27	25
Additional paid-in capital	47,813	45,307
Accumulated other comprehensive loss	(111)	(61)
Accumulated deficit	(56,827)	(48,052)

Total stockholders’ deficit	(9,098)	(2,781)

Total liabilities and stockholders’ deficit	$12,158	$15,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE
Digital plans	$1,176	$2,079	$3,846	$7,815
Meal delivery	1,945	1,417	6,141	8,239
Business-to-business	800	935	3,280	2,573
Other	317	322	975	1,341

TOTAL REVENUE	4,238	4,753	14,242	19,968

COSTS AND EXPENSES:

Cost of revenue
Digital plans	194	640	658	1,838
Meal delivery	1,398	1,407	4,646	8,530
Business-to-business	39	40	163	103
Other	78	68	190	214

Total cost of revenue	1,709	2,155	5,657	10,685

Technology and development	934	1,083	2,780	3,056

Sales, marketing and support	2,427	2,190	6,749	9,685

General and administrative	1,136	1,403	3,820	5,041

Amortization of intangible assets	9	176	284	705

Total costs and expenses	6,215	7,007	19,290	29,172

Loss from operations	(1,977)	(2,254)	(5,048)	(9,204)

Interest income	1	20	10	95

Interest expense	(1,321)	(946)	(3,719)	(2,324)

Loss before income tax provision	(3,297)	(3,180)	(8,757)	(11,433)

Income tax provision	(1)	(19)	(18)	(20)

Net loss	$(3,298)	$(3,199)	$(8,775)	$(11,453)

Loss per common share:
Basic and diluted	$(0.13)	$(0.13)	$(0.35)	$(0.46)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,460	25,150	25,364	25,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,775)	$(11,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,185	1,127
Amortization of intangibles	284	705
Amortization of discount and expenses, senior secured notes – related party	1,507	836
Paid-in-kind interest, senior secured notes – related party	2,615	1,745
Provision for bad debt	13	82
Stock-based compensation	1,242	1,322
Changes in operating assets and liabilities:
Accounts receivable	20	27
Prepaid expenses and other assets	450	235
Accounts payable and accrued liabilities	(289)	(1,004)
Deferred revenue	(923)	55

Net cash used in operating activities	(2,671)	(6,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	344
Purchases of property and office equipment, net	(38)	(1,829)

Net cash used in investing activities	(38)	(1,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	200	299
Proceeds from senior secured notes – related party	—	2,500
Proceeds from issuance of common stock, net	1,060	—
Repayment of capital lease obligations	(66)	(622)

Net cash provided by financing activities	1,194	2,177

Effect of exchange rate changes on cash and cash equivalents	(50)	30

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,565)	(5,601)
Cash and cash equivalents, beginning of period	2,523	7,132

Cash and cash equivalents, end of period	$958	$1,531

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$10	$95

Cash paid (refunded) from income taxes	$(46)	$83

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2009, the Company had a net loss of $3.3 million and $8.8 million, respectively, and for the nine months ended September 30, 2009 the Company used $2.7 million of cash in its operations. As of September 30, 2009, the Company has an accumulated deficit of $56.8 million and a total stockholders’ deficit of $9.1 million. As of September 30, 2009 the Company’s unrestricted cash balance was approximately $1.0 million.

The first of the Company’s Notes issued to Prides Capital Partners, LLC (“Prides”) (which are secured by substantially all of our assets) will mature on August 31, 2010. At that time, the Company must repay the original principal amount of $10.0 million, together with accrued interest of approximately $5.5 million. The Company does not believe that its cash flows from operations alone will be sufficient to support repayments and otherwise satisfy its repayment obligation under this Note. The Company does not have access to a long-term credit facility or other source of long-term funding other than the Notes held by Prides. Therefore, prior to the maturity date of the Note due August 31, 2010, the Company intends to reach an agreement with Prides to refinance the amounts due, together with some or all of the amounts payable under the remaining Notes, or to convert these amounts into equity. There can be no assurance that the Company will be able to enter into an agreement with Prides on satisfactory terms or at all. The Company’s failure to pay all amounts when due under the Note maturing on August 31, 2010 would constitute an event of default entitling Prides, among other things, to accelerate the Company’s indebtedness under the remaining Notes and exercise its rights as a secured creditor. If Prides is unable or unwilling to provide such additional financing the Company will need to obtain such financing from a third party. Based on the Company’s current financial condition, the Company may be unable to obtain such financing on commercially reasonable terms if at all. In addition, the Notes require the Company to obtain the consent of Prides prior to incurring more than $250,000 of additional debt, which may create a material limitation on the Company’s ability to obtain financing from a third party. If the Company is unable to obtain a third party financing, the Company will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect the Company’s financial condition and the value of the Company’s common stock.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock. In connection with these exercises, the Company received approximately $2.5 million (see Note 15 – Subsequent Events).

The continuation of the Company’s business is dependent upon raising additional financial support. The additional financing may be provided by the issuance of common stock or debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

Management has plans to seek additional capital through a private placement or public offering of its common stock and warrant exercises. There can be no assurances that the Company will be successful in raising additional cash to finance operations. If the Company is not successful, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies

The Company offers memberships to the proprietary content contained in its Web sites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the Company’s digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of six consecutive months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. The Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with Accounting Standards Codification (ASC) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45 the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk before the customers place any orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-50 the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

Business-to-business revenue relates to the Company’s eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with ASC 605-25 (formerly EITF 00-21), Revenue Recognition – Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Ecommerce revenue is currently derived from the sale of the Company’s various health and fitness store products, including vitamin supplements, to consumers. The Company offers an unconditional 30-day guarantee on all of its products. In accordance with ASC 605-15-25-1 (formerly Statement of Financial Accounting Standards (SFAS) 48), Revenue Recognition – Products, the Company recognizes revenue on those products only when the guarantee period lapses.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The guidance is effective for interim and annual periods ending after June 15, 2009. The new guidance under ASC 320, Investments – Debt and Equity Securities, and ASC 325, Investments – Other, (formerly issued as FASB Staff Positions (“FSP”) 157-4, 115-2 and 124-2), are designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The provisions of ASC 320 and ASC 325 are effective for periods ending after June 15, 2009. This new guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of ASC 320 and ASC 325 had no impact on the Company’s consolidated financial position or results of operations.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2009, the FASB issued new guidance contained within ASC 825 (formerly FSP 107-1), Financial Instruments, which requires disclosure about fair value of financial instruments in interim financial statements and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 825 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new guidance contained within ASC 855-10-50 (formerly Statement of Financial Accounting Standards (SFAS) 165), Subsequent Events – Overall, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. ASC 855-10 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on November 12, 2009 and have disclosed such events in Note 15 – Subsequent Events.

In June 2009, the FASB issued new guidance contained within ASC 105-10 (formerly SFAS 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authority for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ended September 30, 2009, all references made by to GAAP in the consolidated financial statements now use the new ASC numbering system. The ASC does not change or alter existing GAAP and, therefore, does not have an impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC 985, Software). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated financial position or results of operations.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures, as of January 1, 2008. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s debt consists of $19.7 million of principal of senior secured notes, as discussed more fully in Note 8, which are not traded in an active market and are held by the Company’s largest shareholder, Prides. As a result of the volatility of substantially all domestic credit markets that currently exists and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of September 30, 2009, to determine the fair value of such debt.

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

At September 30, 2009 the Company had $6.8 million of goodwill related to the May 2006 acquisition of Nutrio.

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Digital plans	$1,176	$2,079	$3,846	$7,815
Meal delivery	1,945	1,417	6,141	8,239
Business-to-business	800	935	3,280	2,573
Advertising and Ecommerce	135	199	639	867
Royalties	182	123	336	474

	$4,238	$4,753	$14,242	$19,968

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DEFERRED REVENUE

Deferred revenue consists of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Deferred revenue
Unearned digital plans revenue	$421	$428
Unearned development revenue	179	989
Unearned licensing revenue	92	15
Deferred royalty	1,721	1,904

Total deferred revenue	2,413	3,336
Less: current portion of deferred revenue	(1,318)	(1,612)

Non-current portion of deferred revenue	$1,095	$1,724

7. STOCK-BASED COMPENSATION

The Company grants stock options, unrestricted stock, and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (as amended effective May 6, 2008, and amended and restated effective October 7, 2009 pending shareholder approval). The Amended and Restated 2004 Equity Incentive Plan (the “Incentive Plan”) provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, performance awards, deferred stock and unrestricted stock. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”). A maximum of 6,000,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The shares issuable upon exercise of options or rights or upon such awards may either be previously authorized but unissued shares or treasury shares. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of ISOs and NSOs is 3,000,000 each. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture, and allows for transferability under limited circumstances. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan also provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee. As of September 30, 2009, there were 251,339 shares of restricted stock and 2,105,477 options outstanding under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002, and amended effective September 30, 2009). The Plan, as amended, provides for the grant of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of September 30, 2009, 1,195,000 options were outstanding under the Plan.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounts for its stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation – Stock Compensation. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (in years)	3.5	2.5	3.6	3.0
Risk-free interest rate	1.9%	2.5%	1.6%	2.5%
Expected volatility	66.8%	62.4%	65.8%	62.0%
Expected dividend yield	—%	—%	—%	—%

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

As required by ASC 718-10, the Company estimates forfeitures of employee stock options and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are adjusted to the actual forfeiture experience as needed.

During the three months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense (related to stock options and restricted stock awards) of $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense (related to stock options and restricted stock awards) of $1.1 million and $1.0 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$6	$7	$14	$26
Technology and development	107	61	229	215
Sales, marketing and support	114	79	250	301
General and administrative	204	141	631	503

	$431	$288	$1,124	$1,045

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans as of December 31, 2008 and the changes during the first nine months of 2009 are presented below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	2,725	$4.11	3.88	$191
Granted	917	1.93
Exercised	—	—
Forfeited	(78)	4.71
Expired	(264)	4.02

Outstanding at September 30, 2009	3,300	$3.50	4.37	$424

Vested or expected to vest at September 30, 2009	3,027	$3.56	4.23	$343

Exercisable at September 30, 2009	1,577	$4.11	3.06	$25

The weighted-average fair value of stock options granted during the three months ended September 30, 2009 and 2008 was $0.44 and $1.53, respectively. The weighted-average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $0.92 and $1.65, respectively.

There were no exercises of stock options in the three and nine months ended September 30, 2009. There were no exercises of stock options in the three months ended September 30, 2008. Cash received from the exercise of stock options under the Company’s stock plans for the nine months ended September 30, 2008 was $0.3 million, which had an intrinsic value of approximately $0.1 million.

As of September 30, 2009, there was approximately $1.4 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.02 years.

A summary of the restricted stock awards under the Company’s Incentive Plan for the nine months ended September 30, 2009 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2008	263	$4.87
Granted	18	3.37
Vested	(17)	3.71
Forfeited	(13)	4.24

Non-vested at September 30, 2009	251	$4.87

The total fair value of restricted stock awards that vested in each of the three months ended September 30, 2009 and 2008 was less than $0.1 million. The total fair value of restricted stock awards that vested in the nine months ended September 30, 2009 and 2008 was less than $0.1 million and $0.4 million, respectively. The non-vested restricted stock awards listed above are expected to vest at the following times: 3,338 shares in the remainder of 2009, and the remaining 248,000 to be determined upon achievement of performance goals that were not met or are not deemed probable of achievement as of September 30, 2009.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2009, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

In February 2008, an award of 225,000 shares of restricted stock, which was granted to an officer in the second quarter of 2007, was modified in connection with a new employment agreement. The modification incorporated new performance-based vesting conditions to these shares to be established by the Board. As of September 30, 2009, those conditions were not yet established by the Board and, as a result, no compensation expense has been recorded during the nine months ended September 30, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded.

In March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 shares, which were to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. As of September 30, 2009, performance conditions have not been established for the remaining 46,000 shares, and thus no compensation expense has been recorded for the nine months ended September 30, 2009 related to these 46,000 restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 46,000 shares have been excluded from the summary of restricted stock awards activity above.

In December 2008, 425,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded for the nine months ended September 30, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 425,000 shares have been excluded from the summary of restricted stock awards activity above.

In January 2009, 5,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established, and thus no compensation expense has been recorded for the nine months ended September 30, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 5,000 shares have been excluded from the summary of restricted stock awards activity above.

In April and June of 2009, 90,260 shares of unrestricted stock awards were issued to one terminated officer and one terminated employee as part of their severance agreements which included a guarantee of the value of the shares received based upon the value of the Company stock on the effective date of such severance agreement. These awards vested one-third on the date of grant, and the remaining two-thirds in two 20 day increments. The value related to the awards that vested in the second and third quarters of 2009 of approximately $127,000 reduced the severance accrual. During the third quarter of 2009, an additional 22,909 shares of unrestricted stock awards were issued to these former employees in order to meet the guarantee pursuant to their severance agreements. In addition, 10,000 shares of unrestricted stock awards were issued to an employee during the second quarter of 2009, as a bonus payment, which was fully vested at time of issuance, and resulted in a bonus expense of $13,000. The fair value of these unrestricted stock awards was the market price of the common stock on the date of grant. The weighted average grant date fair value of these severance and bonus awards was $1.09.

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note were used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option,

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to pay in-kind the semi-annual interest payments to date. These additional principal amounts represent in aggregate approximately 1,037,000 shares of the Company’s common stock. At the market value of the Company’s common stock on September 30, 2009, or $1.71, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three and nine months ended September 30, 2009 and the three months ended September 30, 2008 as the effect would have been anti-dilutive. For the nine months ended September 30, 2008 the Company had approximately 3,520,000 diluted potential common shares related to the First Note which were included in the diluted loss per share.

In accordance with ASC 815-10-15 (formerly SFAS 133), Derivatives and Hedging – Overall, ASC 815-40-15 (formerly EITF 01-6), Derivatives and Hedging – Contracts in Entity’s Own Equity, ASC 815-40-25 (formerly EITF 00-19), Derivatives and Hedging – Contracts in Entity’s Own Equity – Recognition, the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under ASC 815-10-15 as it is indexed to its own stock within the meaning of ASC 815-40-15 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of ASC 815-40-25. Therefore, in accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.4 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of September 30, 2009, the Company has amortized $1.3 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, a warrant to purchase one million shares of the Company’s common stock at $5.00 per share was issued to Prides. The warrant has a 10-year term and is redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrant is either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company has complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In connection with this transaction, the Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant has a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of September 30, 2009, the Company has amortized $1.0 million of this discount.

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

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of September 30, 2009, the Company has amortized approximately $0.1 million of this discount.

As of September 30, 2009, the Company’s carrying value of the First Note was calculated to be $11.5 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	3,412
Discount related to warrants, net	(798)
Discount related to beneficial conversion feature, net	(1,059)
Discount related to issuance costs, net	(84)

$11,471

The Company recorded approximately $0.9 million and $2.6 million of interest expense, including amortization of the note discounts of $0.4 million and $1.2 million, related to the First Note for the three and nine months ended September 30, 2009, respectively. The Company recorded approximately $0.7 million and $2.0 million of interest expense, including amortization of the note discounts of $0.3 million and $0.8 million, related to the First Note for the three and nine months ended September 30, 2008, respectively. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

The First Note issued to Prides (which is secured by substantially all of our assets) will mature on August 31, 2010. At that time, the Company must repay the original principal amount of $10.0 million, together with accrued interest of approximately $5.5 million. The Company has classified the First Note as a short-term liability in the Company’s Condensed Consolidated Balance Sheet for the period ended September 30, 2009. The Company does not believe that its cash flows from operations alone will be sufficient to support repayments and otherwise satisfy its repayment obligation under this Note. The Company does not have access to a long-term credit facility or other source of long-term funding other than the Notes held by Prides. Therefore, prior to the maturity date of the Note due August 31, 2010, the Company intends to reach an agreement with Prides to refinance the amounts due, together with some or all of the amounts payable under the remaining Notes, or to convert these amounts into equity. There can be no assurance that the Company will be able to enter into an agreement with Prides on satisfactory terms or at all. The Company’s failure to pay all amounts when due under the Note maturing on August 31, 2010 would constitute an event of default entitling Prides, among other things, to accelerate the Company’s indebtedness under the remaining Notes and exercise its rights as a secured creditor. If Prides is unable or unwilling to provide such additional financing the Company will need to obtain such financing from a third party. Based on the Company’s current financial condition, the Company may be unable to obtain such financing on commercially reasonable terms if at all. In addition, the Notes require the Company to obtain the consent of Prides prior to incurring more than $250,000 of additional debt, which may create a material limitation on the Company’s ability to obtain financing from a third party. If the Company is unable to obtain a third party financing, the Company will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect the Company’s financial condition and the value of the Company’s common stock.

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

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Second Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 556,000 shares of the Company’s common stock. The Company chose to pay in-kind the quarterly interest payments to date. These additional principal amounts represent in aggregate approximately 150,000 shares of the Company’s common stock. At the market value of the Company’s common stock on September 30, 2009, or $1.71, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three and nine months ended September 30, 2009 and 2008 as the effect would have been anti-dilutive.

In accordance with ASC 815-10-15 (formerly SFAS 133), Derivatives and Hedging – Overall, ASC 815-40-15 (formerly EITF 01-6), Derivatives and Hedging – Contracts in Entity’s Own Equity, ASC 815-40-25 (formerly EITF 00-19), Derivatives and Hedging – Contracts in Entity’s Own Equity – Recognition, the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Second Note and accounted for separately as a derivative under ASC 815-10-15 as it is indexed to its own stock within the meaning of ASC 815-40-15 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of ASC 815-40-25. Therefore, in accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method.

As of September 30, 2009, the Company has amortized approximately $0.2 million of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, a warrant to purchase 0.5 million shares of the Company’s common stock at $4.25 per share was issued to Prides. The warrant has a 10-year term and is redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrant is either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company has complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX,

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. This warrant is subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In connection with this transaction, the Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant has a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Second Note using the effective interest method. As of September 30, 2009, the Company has amortized approximately $0.2 million of this discount.

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

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Second Note using the effective interest method. As of September 30, 2009, the Company has amortized approximately $24,000 of this discount.

As of September 30, 2009, the Company’s carrying value of the Second Note was calculated to be $1.5 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	700
Discount related to warrants, net	(803)
Discount related to beneficial conversion feature, net	(888)
Discount related to issuance costs, net	(71)

$1,533

The Company recorded approximately $0.3 million and $0.7 million of interest expense, including amortization of the note discounts of approximately $0.1 million and $0.3 million, related to the Second Note in the three and nine months ended September 30, 2009, respectively. The Company recorded $0.2 million of interest expense, including amortization of the note discounts of less than $0.1 million, related to the Second Note for each of the three and nine months ended September 30, 2008. These amounts are included in the Consolidated Statement of Operations under “Interest expense”.

The principal of the Second Note in the amount of $2.6 million plus paid in-kind interest of $0.7 million is due upon maturity on June 30, 2011.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Third Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Third Note at maturity through the issuance of equity at $2.79 per share. In the event that Prides exercises that option, the principal payment of the Third Note would represent approximately 914,000 shares of the Company’s common stock. The Company chose to pay in-kind the quarterly interest payments to date. These additional principal amounts represent in aggregate approximately 157,000 shares of the Company’s common stock. At the market value of our common stock on September 30, 2009, or $1.71, the excess of the aggregate fair value that Prides will receive at conversion over debt proceeds is zero. These diluted potential common shares were not included in the diluted loss per share for the three and nine months ended September 30, 2009 as the effect would have been anti-dilutive.

In accordance with ASC 815-10-15 (formerly SFAS 133), Derivatives and Hedging – Overall, ASC 815-40-15 (formerly EITF 01-6), Derivatives and Hedging – Contracts in Entity’s Own Equity, ASC 815-40-25 (formerly EITF 00-19), Derivatives and Hedging – Contracts in Entity’s Own Equity – Recognition, the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Third Note and accounted for separately as a derivative under ASC 815-10-15 as it is indexed to its own stock within the meaning of ASC 815-40-15 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of ASC 815-40-25. Therefore, in accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $0.1 million, which will be amortized to interest expense over the term of the Third Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Third Note using the effective interest method. As of September 30, 2009, the Company has amortized approximately $15,000 of the beneficial conversion feature discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the term of the Third Note using the effective interest method. As of September 30, 2009, the Company has amortized approximately $12,000 of this discount.

As of September 30, 2009, the Company’s carrying value of the Third Note was calculated to be $2.9 million as follows (in thousands):

Senior secured note	$2,550
Paid in-kind interest	437
Discount related to beneficial conversion feature, net	(57)
Discount related to issuance costs, net	(44)

$2,886

The Company recorded approximately $0.1 million and $0.4 million of interest expense, including amortization of the note discounts of approximately $10,000 and $31,000, related to the Third Note in the three and nine months ended September 30, 2009. These amounts are included in the Consolidated Statement of Operations under “Interest expense”.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The principal of the Third Note in the amount of $2.55 million plus paid in-kind interest of $0.4 million is due upon maturity on June 30, 2011.

The First Note, Second Note and Third Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10 million unissued shares of the Company’s common stock. At September 30, 2009 the Company is in compliance with all the covenants in the Notes.

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

On June 23, 2009 and on September 8, 2009, respectively, the Company executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of its directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of 1,066,040 shares of the Company’s common stock in exchange for an aggregate of $1.1 million in cash in a Private Placement. The purchase price of the shares in the June 2009 transaction was $1.00 per share, based on the closing price of the Company’s common stock on the prior business day, which was June 22, 2009. The purchase price of the shares in the September 2009 transaction was $1.06 per share, based on the closing price of the Company’s common stock on the prior business day, which was September 4, 2009. The Company used the $1.1 million of gross proceeds from the share sale to fund its business.

As part of the Private Placement, the Company agreed to issue Warrants for the Purchase of Shares of Common Stock (each a “Warrant”) to the three directors, to purchase an aggregate of 479,718 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of the Company’s common stock on (i) June 22, 2009, for Warrants issued in connection with the June 2009 transaction, and (ii) September 4, 2009, for Warrants issued in connection with the September 2009 transaction. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The transactions mentioned above closed on July 15, 2009 and September 11, 2009, respectively.

In September 2009, Prides exercised a portion of the outstanding warrants to purchase 200,000 shares of the Company’s common stock. In connection with this exercise, the Company received $0.2 million and issued a New Warrant, with a 10-year term, to purchase 90,000 shares of the Company’s common stock at $1.20 per share. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

On October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock. In connection with these exercises, the Company received approximately $2.5 million and issued New Warrants, with a 10-year term, to purchase an aggregate of 1,119,652 shares of the Company’s common stock at $1.20 per share (see Note 15 – Subsequent Events).

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 978,000 and 1,598,000 for the three and nine months ended September 30, 2009, respectively, and approximately 337,000 and 452,000 for the three and nine months ended September 30, 2008, respectively. In addition, for the nine months ended September 30, 2008 the Company had approximately 3,520,000 dilutive potential common shares related to its convertible debt, and zero dilutive potential common shares for the three months ended September 30, 2008 and for each of the three and nine months ended September 30, 2009.

11. INCOME TAXES

The Company did not recognize any liability for unrecognized tax benefits for each of the three and nine months ended September 30, 2009 and 2008. The Company policy is to record accrued interest and penalties related to unrecognized tax benefits as part of other expense. The Company’s federal income tax returns for 2005 through 2008 are open tax years and are subject to examination by the Internal Revenue Service.

The Company recorded less than $0.1 million for each of the three and nine months ended September 30, 2009 of income tax expense related to the operations of eDiets Europe.

12. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,298)	$(3,199)	$(8,775)	$(11,453)
Other comprehensive income (loss):
Foreign currency translation	(64)	192	(50)	30

Comprehensive loss	$(3,362)	$(3,007)	$(8,825)	$(11,423)

Accumulated other comprehensive income (loss) as of September 30, 2009 and 2008 consists of foreign currency translation.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SEGMENT INFORMATION

ASC 280 (formerly SFAS 131), Segment Reporting, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

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

The unallocated amounts represent corporate items that are not specifically allocated to any of the operating segments.

Net revenues and segment income (loss) of the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Digital plans	$1,176	$2,079	$3,846	$7,815
Meal delivery	1,945	1,417	6,141	8,239
Business-to-business	800	935	3,280	2,573
Other	317	322	975	1,341

Consolidated net revenues	$4,238	$4,753	$14,242	$19,968

Segment income (loss):
Digital plans	$264	$765	$1,255	$4,099
Meal delivery	(385)	(394)	(1,385)	(4,521)
Business-to-business	195	587	881	1,366
Other	200	123	694	652
Unallocated	(2,251)	(3,335)	(6,493)	(10,800)

Consolidated loss from operations	$(1,977)	$(2,254)	$(5,048)	$(9,204)

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SUBSEQUENT EVENTS

In October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock. In connection with these exercises, the Company received approximately $2.5 million and issued New Warrants, with a 10-year term, to purchase an aggregate of 1,119,652 shares of the Company’s common stock at $1.20 per share. The Company has the option to change the expiration date of the New Warrants in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

In accordance with ASC 855-10-50 – Subsequent Events, the Company evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on November 12, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our expectation that we will seek additional capital through a private placement or public offering of our common stock;

•	our belief regarding market demand for our products;

•	our expectation that our total gross margins will improve in the future as our efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenues;

•	our belief that we can rapidly secure alternate technology infrastructure vendors if we experience an interruption in Web site service;

•	our expectation that we will be successful in implementing programs designed to enhance the privacy protection of our visitors to our Web site;

•	our expectation that we will conduct our operations in compliance with applicable regulatory requirements;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional capital through a private placement or public offering of our common stock;

•	our ability to accurately assess market demand for our products;

•	our ability to improve our meal delivery margin and its effect on total gross margins;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience Web site service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our Web site;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

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

We also recognize royalty revenue as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland. Effective July 31, 2009, we terminated this exclusive licensing agreement with Tesco. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

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

In accordance with Accounting Standards Codification (ASC) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, we recognize gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk before the customers place any orders. Beginning in January 2008 we began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-45, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

Business-to-business revenue relates to our eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with 605-25 (formerly EITF 00-21), Revenue Recognition – Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Ecommerce revenue is currently derived from the sale of our various health and fitness store products, including vitamin supplements, to consumers. We offer an unconditional 30-day guarantee on all of our products. In accordance with ASC 605-15-25-1 (formerly Statement of Financial Accounting Standards (SFAS) 48), Revenue Recognition – Products, we recognize revenue on those products only when the guarantee period lapses.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and nine months ended September 30, 2009, we had a net loss of $3.3 million and $8.8 million, respectively. We used $2.7 million of cash in our operations for the nine months ended September 30, 2009. As of September 30, 2009, we had an accumulated deficit of $56.8 million, a total stockholders’ deficit of $9.1 million and our unrestricted cash balance was approximately $1.0 million.

The continuation of our business is dependent upon raising additional financial support. The additional financing may be provided by the issuance of common stock or debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

We have plans to seek additional capital through a private placement or public offering of our common stock and warrant exercises. There can be no assurances that we will be successful in raising additional cash to finance operations. If we are not successful, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%

Cost of revenue	40	45	40	54
Technology and development	22	23	20	15
Sales, marketing and support	57	46	47	49
General and administrative	27	30	27	25
Amortization of intangible assets	*	4	2	4
Interest income	*	*	*	*
Interest expense	31	20	26	12
Income tax provision	*	*	*	*
Net loss	(78)%	(67)%	(62)%	(57)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue: Total revenue for the three and nine months ended September 30, 2009 was $4.2 million and $14.2 million, respectively, a decrease of 11% and 29% versus the $4.8 million and $20.0 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Digital plans	$1,176	$2,079	$3,846	$7,815
Meal delivery	1,945	1,417	6,141	8,239
Business-to-business	800	935	3,280	2,573
Advertising and Ecommerce	135	199	639	867
Royalties	182	123	336	474

Total revenue	$4,238	$4,753	$14,242	$19,968

Digital plans revenue was $1.2 million and $3.8 million in the three and nine months ended September 30, 2009, respectively, as compared to $2.1 million and $7.8 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the nine months ended September 30, 2009, the average paying subscribers was approximately 45% lower than the corresponding prior year period, and the average weekly fees were approximately 3% lower than the corresponding prior year period. Fewer digital plan subscribers were added for the first nine months of 2009 compared to 2008 as we have spent less on advertising in the current year period due to cash constraints and uncertain returns from advertising. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in advertising expenditures have all contributed to the decline in subscribers during the last several reporting periods. This trend appears to be abating but our current number of subscribers is insufficient to sustain our liquidity. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a subscription-based model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of $1.9 million and $6.1 million, including shipping revenue, for the three and nine months ended September 30, 2009, respectively, as compared to $1.4 million and $8.2 million for the corresponding prior year periods. The 25% decrease in meal delivery revenue for the first nine months of 2009 as compared to the first nine months of 2008 is directly related to the 49% decrease in offline advertising expense. The decrease in advertising expenditures was realized in the first six months of the year due to cash constraints and uncertain returns from advertising. In the three month period ending September 30, 2009 we began increasing offline advertising expenditures which resulted in 36% revenue growth compared to the same period last year.

Business-to-business revenues, which are primarily development and license related revenues, were approximately $0.8 million and $3.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.9 million and $2.6 million in the corresponding prior year periods. The increase in revenue for the nine months ended September 30, 2009 as compared to the corresponding prior year period is directly related to the expansion of services to existing customers that eDiets Corporate Services manages in the current year and the acceleration of approximately $0.6 million of deferred revenue related to a contract that was cancelled in the first quarter of 2009.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2008, respectively. The decrease for the nine months ended September 30, 2009 as compared to the corresponding prior year period is due to fewer site visitors who observed third-party banner impressions in 2009. The number of visitors to our websites has continued to decline in 2009. Due to cash constraints and uncertain returns from advertising we have significantly reduced our spending in both offline campaigns and online advertising. This has generated fewer visitors to our websites.

Royalty revenues related to our licensing agreement with Tesco were $0.2 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.1 million and $0.5 million in the corresponding prior year periods.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to be a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and nine months ended September 30, 2009 was $1.7 million and $5.7 million, respectively, as compared to $2.2 million and $10.7 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Digital plans	$194	$640	$658	$1,838
Meal delivery	1,398	1,407	4,646	8,530
Business-to-business	39	40	163	103
Other	78	68	190	214

Total cost of revenue	$1,709	$2,155	$5,657	$10,685

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.6 million and $1.8 million in the corresponding prior year periods and is directly related to the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product costs, fulfillment and shipping costs. Cost of meal delivery revenue decreased to $1.4 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.4 million and $8.5 million in the corresponding prior year periods and is directly related to the decrease in meal delivery revenue as mentioned above and reductions in product costs in fiscal year 2009 as a result of our efforts to further reduce the cost of meal components.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million and $0.2 for the three and nine months ended September 30, 2009, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2008, respectively.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was $0.1 million for each of the three months ended September 30, 2009 and 2008 and $0.2 million for each of the nine months ended September 30, 2009 and 2008.

Gross margin as a percent of revenue increased to 60% for each of the three and nine months ended September 30, 2009, from 55% and 46% in the comparable prior year periods mainly due to improvements in meal delivery gross margin. Gross margin for digital plans increased to 84% and 83% for the three and nine months ended September 30, 2009, respectively, as compared to 69% and 76% for the corresponding prior year periods mainly due to the reduction of our revenue share partner agreements. Meal delivery gross margin increased to 28% and 24% for the three and nine months ended September 30, 2009, respectively, from 1% and a negative 4% for the corresponding prior year periods primarily due to improvement in product costs. We anticipate our total gross margin will improve in the future as our efforts to improve meal delivery margin continue to be realized.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.9 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $2.8 million and $3.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting two of our product line segments: digital plans and meal delivery. Sales, marketing and support expenses were $2.4 million and $6.7 million for the three and nine months ended September 30, 2009, respectively, as compared to $2.2 million and $9.7 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. In total, advertising media expense was $0.9 million and $2.7 for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $4.9 million for the three and nine months ended September 30, 2008, respectively. Due to cash constraints and uncertain returns from advertising we have significantly reduced our spending in both offline campaigns and online advertising. However, at the end of the third quarter of 2009 we implemented a new offline campaign which we will continue to optimize during the fourth quarter of 2009.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to $1.1 million and $3.8 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.4 million and $5.0 million in the corresponding prior year periods. The current year decrease is mainly due to lower recruiting expenses, lower professional fees and lower compensation expense.

Amortization of Intangible Assets: Amortization expense relates to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense decreased to less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.2 million and $0.7 million for the corresponding prior year periods. The current year decrease is due to some of the intangibles being fully amortized.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended September 30, 2009 and 2008 and less than $0.1 million for each of the nine months ended September 30, 2009 and 2008.

Interest Expense: Interest expense increased to $1.3 million and $3.7 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.9 million and $2.3 million for the corresponding prior year periods. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Provision: Income tax provision was less than $0.1 million for each of the three and nine months ended September 30, 2009 and it relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $3.3 million and $8.8 million for the three and nine months ended September 30, 2009, respectively, and a net loss of $3.2 million and $11.5 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the nine months ended September 30, 2009 was for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

At September 30, 2009, we had a net working capital deficit of $13.6 million, compared to a net working capital deficit of $0.8 million at December 31, 2008. Cash and cash equivalents at September 30, 2009 were $1.0 million, a decrease of $1.5 million from the balance of $2.5 million at December 31, 2008. In 2008, our principal source of liquidity was borrowing an aggregate amount of $5.1 million, in the second and fourth quarters of 2008, with a three-year term from our majority shareholder, to be used for general corporate purposes.

The first of our Notes issued to Prides (which are secured by substantially all of our assets) will mature on August 31, 2010. At that time, we must repay the original principal amount of $10.0 million, together with accrued interest of approximately $5.5 million. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under this Note. We do not have access to a long-term credit facility or other source of long-term funding other than the Notes held by Prides. Therefore, prior to the maturity date of the Note due August 31, 2010, we intend to reach an agreement with Prides to refinance the amounts due, together with some or all of the amounts payable under the remaining Notes, or to convert these amounts into equity. There can be no assurance that we will be able to enter into an agreement with Prides on satisfactory terms or at all. Our failure to pay all amounts when due under the Note maturing on August 31, 2010 would constitute an event of default entitling Prides, among other things, to accelerate our indebtedness under the remaining Notes and exercise its rights as a secured creditor. If Prides is unable or unwilling to provide such additional financing we will need to obtain such financing from a third party. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. In addition, the Notes require us to obtain the consent of Prides prior to incurring more than $250,000 of additional debt, which may create a material limitation on our ability to obtain financing from a third party. If we are unable to obtain a third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect our financial condition and the value of our common stock.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $56.8 million as of September 30, 2009.

On June 23, 2009 and on September 8, 2009, respectively, the Company executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of its directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of 1,066,040 shares of the Company’s common stock in exchange for an aggregate of $1.1 million in cash in a Private Placement. The purchase price of the shares in the June 2009 transaction was $1.00 per share, based on the closing price of the Company’s common stock on the prior business day, which was June 22, 2009. The purchase price of the shares in the September 2009 transaction was $1.06 per share, based on the closing price of the Company’s common stock on the prior business day, which was September 4, 2009. The transactions closed on July 15, 2009 and September 11, 2009, respectively. We will use the $1.1 million of gross proceeds to fund our business. As part of the Private Placement, the Company agreed to issue Warrants for the Purchase of Shares of Common Stock (each a “Warrant”) to the three directors, to purchase an aggregate of 479,718 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of the

Company’s common stock on (i) June 22, 2009, for Warrants issued in connection with the June 2009 transaction, and (ii) September 4, 2009, for Warrants issued in connection with the September 2009 transaction. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

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

In September 2009, Prides exercised a portion of the outstanding warrants to purchase 200,000 shares of the Company’s common stock. In connection with this exercise, we received $0.2 million and issued a New Warrant, with a 10-year term, to purchase 90,000 shares of the Company’s common stock at $1.20 per share. In October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock. In connection with these exercises, we received approximately $2.5 million and issued New Warrants, with a 10-year term, to purchase an aggregate of 1,119,652 shares of the Company’s common stock at $1.20 per share. We have the option to change the expiration date of the New Warrants in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

Management has plans to seek additional capital through a private placement or public offering of our common stock and warrant exercises. There can be no assurances that we will be successful in raising additional cash to finance operations. If we are not successful, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the nine months ended September 30, 2009, we used $2.7 million of cash in operating activities. The negative cash flow related to our net loss of $8.8 million, adjusted for, among other things, certain non-cash items including $1.2 million of depreciation, $0.3 million of amortization of intangibles, $1.5 million of amortization of the senior secured notes – related party discount and expenses, $2.6 million of paid-in-kind interest of the senior secured notes – related party, less than $0.1 million of provision for bad debt, and $1.2 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of $0.7 million.

For the nine months ended September 30, 2008, we used $6.3 million of cash in operating activities. The negative cash flow related to our net loss of $11.5 million, adjusted for, among other things, certain non-cash items including $1.1 million of depreciation, $0.7 million of amortization of intangibles, $0.8 million of amortization of the senior secured notes – related party discount and expenses, $1.7 million of paid-in-kind interest of the senior secured notes – related party, $0.1 million of provision for bad debt, and $1.3 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of $0.7 million.

Cash Flows from Investing Activities: For the nine months ended September 30, 2009 we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily computer equipment.

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

Cash Flows from Financing Activities: For the nine months ended September 30, 2009 our financing activities provided for $1.2 million of cash. This was primarily attributable to $1.1 million in net proceeds from issuance of common stock in connection with the private investment transactions in July and September 2009, $0.2 million in proceeds from the exercise of warrants, offset by $0.1 million of repayment of capital lease obligations.

For the nine months ended September 30, 2008 our financing activities provided for $2.2 million of cash. This was primarily attributable to $2.5 million in net proceeds from the related party senior secured note issued in May 2008 and $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.6 million.

RECENT DEVELOPMENTS

In order to maintain listing on NASDAQ, the total market value of our outstanding common stock must be at least $35 million. In April 2009, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $35 million minimum market value requirement. The notice further advised us that we do not meet either of two alternative standards, one requiring minimum stockholders’ equity of $2.5 million and the other requiring net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In July 2009, we received a determination letter from NASDAQ indicating that we did not regain compliance by June 30, 2009 and as a result we would be subject to delisting unless we request a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We requested a hearing before a Panel and the hearing was held on August 6, 2009. On August 18, 2009, the Panel granted our request for additional time to regain compliance and, on September 25, 2009, we regained compliance with NASDAQ’s continued listing requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no long-term credit facility or other source of long-term funding other than the Notes held by Prides. We have approximately $15.5 million of principal and accrued interest on our Notes that will mature on August 31, 2010.

We have no long-term credit facility or other source of long-term funding other than the Notes held by Prides. The first of our Notes issued to Prides (which are secured by substantially all of our assets) will mature on August 31, 2010. At that time, we must repay the original principal amount of $10.0 million, together with accrued interest of approximately $5.5 million. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under this Note. Prior to the maturity date of this Note, we intend to reach an agreement with Prides to refinance the amounts due, together with some or all of the amounts payable under the remaining Notes, or to convert these amounts into equity. There can be no assurance that we will be able to enter into an agreement with Prides on satisfactory terms or at all. Our failure to pay all amounts when due under the Note maturing on August 31, 2010 would constitute an event of default entitling Prides, among other things, to accelerate our indebtedness under the remaining Notes and exercise its rights as a secured creditor. If Prides is unable or unwilling to provide such additional financing we will need to obtain such financing from a third party. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. If we are unable to obtain a third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect our financial condition and the value of our common stock.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Capital Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “DIET.” If we fail to meet any of the continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;

•

shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

In April 2009, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $35 million minimum market value requirement. In July 2009, we received a determination letter from NASDAQ indicating that we did not regain compliance by June 30, 2009 and as a result we would be subject to delisting unless we request a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We requested a hearing before a Panel and the hearing was held on August 6, 2009. On August 18, 2009, the Panel granted our request for additional time to regain compliance and on September 25, 2009, we regained compliance with NASDAQ’s continued listing requirements. If we fail to meet any NASDAQ continued listing requirement in the future, our common stock may once again be subject to delisting. If our common stock is delisted from the NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market, (“OTC”) Bulletin Board market, an electronic bulletin board established for unlisted securities. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Item 2.	None

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer Chief Financial Officer (Duly Authorized Officer)

DATE: November 12, 2009

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certificationof Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section1350 Certification of Chief Executive Officer of the Company

32.2	Section1350 Certification of Chief Financial Officer of the Company