Form 10-K
period 2009-12-31
EDIETS COM INC
filed 2010-03-12
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

Commission File Number: 000 – 30559

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the close price for such stock on that date, was approximately $9.1 million.

As of March 5, 2010, there were 29,048,512 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K and the documents that are incorporated by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements regarding:

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional capital through a private placement or public offering of our common stock;

•	our ability to accurately assess market demand for our products;

•	our ability to improve our meal delivery margin and its effect on total gross margins;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience Web site service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our Web site;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

PART I

ITEM 1.	BUSINESS

GENERAL

Products and Services

eDiets.com, Inc. leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways.

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

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation. During 2009 we recorded approximately $5.0 million in digital plans revenue, or approximately 27.4% of total revenues for 2009.

Meal delivery subscribers purchase a full week or five days of prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. During 2009 we recorded approximately $7.8 million in meal delivery revenue, or approximately 43.3% of total revenues for 2009.

License Business

Our eDiets Corporate Services subsidiary is actively engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries. During 2009 we recorded approximately $4.1 million in business-to-business revenue, or approximately 22.4% of total revenues for 2009.

We also recognized $0.5 million in royalty revenue in 2009 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland. Effective July 31, 2009, we terminated this exclusive licensing agreement with Tesco. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

Content Business

Our advertising sales revenues were approximately $0.7 million, or 3.9% of total revenues for 2009, and are derived from our flagship Web site, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes and Success Stories.

Additional advertising revenues are generated through placements in our free opt-in email newsletters and through placements within the subscription sales process.

Our Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc. in a 2007 report, commercial weight loss and Internet-based programs are expected to reach $4.3 billion and the diet food home delivery market is expected to reach $2.0 billion in 2010.

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

Marketing

Our total advertising spending in 2009 was $3.7 million, or 20.5% of revenues, and resulted in the acquisition of approximately 30,000 paying digital plans subscribers and approximately 10,000 meal delivery subscribers. We currently pay to advertise our services through third party online banners, online paid and natural search programs, Web affiliate programs and cable television placements. In addition, we advertise on our Web sites and in our email newsletters. Over the last few years our cost to acquire subscribers through banner advertisements on the major online portals has risen dramatically as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to paid search programs, television and co-marketing partnerships.

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

Dependence on Third Parties

We derive significant portions of our business from relationships with both third party Web sites and third party licensors. Beginning in April 2003, we began to offer online personalized meal plans based upon intellectual property licensed from third parties.

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

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2009, our site was operating 98.5% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

Lastly, we currently depend on two third party meal delivery vendors for the manufacture and fulfillment of our prepared meals with. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from these manufacturers, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

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

PRIVACY CONCERNS

The Federal Trade Commission (FTC) has adopted regulations and guidelines regarding the collection and use of personally identifiable consumer information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. Such regulations include requirements that companies establish certain procedures to, among other things:

•	give adequate notice to consumers regarding the type of information collected and disclosure practices;

•	provide consumers with the ability to have personally identifiable information deleted from a company’s database;

•	provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•	notify consumers of changes to policy and procedure for the use of personally identifiable information;

•	clearly identify affiliations with third parties that may collect information or sponsor activities on a company’s Web site; and

•	obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

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

In 2003, we implemented a strategy to obtain exclusive licenses for the intellectual property associated with a variety of third party nutrition and fitness approaches and to offer personalized versions of these approaches in addition to our own internally-developed plans all at one web location.

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

For the year ended December 31, 2009, we had a net loss of $12.1 million and used $4.6 million of cash in operations. As of December 31, 2009, we had an accumulated deficit of $60.1 million and a total stockholders’ deficit of $9.6 million. As of December 31, 2009 and February 28, 2010 we had unrestricted cash of $1.5 million and $0.6 million, respectively.

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

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

We have no long-term credit facility or other source of long-term funding other than the Notes held by Prides Capital Partners, LLC (“Prides”), and we have approximately $15.5 million of principal and accrued interest on our Note that will mature on August 31, 2010.

We have no long-term credit facility or other source of long-term funding other than the Notes held by Prides. The first of our Notes issued to Prides (which are secured by substantially all of our assets) will mature on August 31, 2010. At that time, we must repay the original principal amount of $10.0 million, together with accrued interest of approximately $5.5 million. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under this Note. Prior to the maturity date of this Note, we intend to reach an agreement with Prides to refinance the amounts due, together with some or all of the amounts payable under the remaining Notes, or to convert these amounts into equity. There can be no assurance that we will be able to enter into an agreement with Prides on satisfactory terms or at all. Our failure to pay all amounts when due under the Note maturing on August 31, 2010 would constitute an event of default entitling Prides, among other things, to accelerate our indebtedness under the remaining Notes and exercise its rights as a secured creditor. Furthermore, even if we are able to refinance Prides’ outstanding Notes we will need additional financing to continue our operations. If Prides is unable or unwilling to provide such additional financing we will need to obtain such financing from a third party. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. If we are unable to obtain third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect our financial condition and the value of our common stock.

Economic conditions are adversely affecting consumer discretionary spending and may continue to negatively impact our business and operating results.

Because our meal delivery offerings consist of freshly prepared meals, they are priced higher than our major competitors such as Nutrisystem and Jenny Craig. The success of our meal delivery business is therefore dependent on customers’ willingness and ability to invest a larger percentage of discretionary spending in our meal delivery products than may be required with our competitors’ products. Because discretionary spending is influenced by general economic conditions, consumer confidence and the availability of discretionary income, a protracted economic slowdown, increased unemployment, decreased salaries and wage rates, increased energy prices, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior and decrease consumer discretionary spending. A decline in our customers’ discretionary spending could adversely affect our business, financial condition, operating results and cash flows. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operations could be materially affected.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brand and our program;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;

•	select the right market, media and specific media vehicle in which to advertise; and

•	convert consumer inquiries into actual orders.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. We may not be able to manage our marketing expenditures on a cost-effective basis whereby our customer acquisition cost may exceed the contribution profit generated from each additional customer.

As the largest stockholder, Prides has significant influence over our company.

Prides will own approximately 54% of our outstanding voting common stock in the event all stock options and warrants are exercised. Therefore, as a practical matter, Prides will have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions. Additionally, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it. The Company Purchase Agreement also affords Prides certain participation rights and anti-dilution protections which could make it more difficult for us to obtain additional financing or to effect a merger or other business combination transaction. In addition, under the terms of the Company Purchase Agreement, as long as Prides owns at least 5% of our outstanding common stock, the following require the approval of a majority vote of our board of directors, which majority must include at least one Prides director:

•

authorize, create, designate, establish or issue any other class or series of capital stock ranking senior to our capital stock as to dividends or upon liquidation, or reclassification of any shares of our capital stock into shares having any preference or priority as to dividends or upon liquidation superior to any such preference or priority of our common stock;

•	adopt a plan for the liquidation, dissolution or winding up of the affairs of our company or any recapitalization plans;

•	amend, alter or repeal, whether by merger, consolidation or otherwise our Certificate of Incorporation;

•	alter or change the rights, preferences or privileges of our common stock or the warrants issued to Prides; or

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

Our Senior Secured Notes held by Prides place certain limitations on our company.

We have borrowed $15.1 million from Prides in the form of three Senior Secured Notes (the “Notes”) which place certain limitations on our ability to obtain financing, sell equity or to effect a merger or other business combination transaction. The Notes and related agreements restrict our ability to enter into various transactions including, in aggregate, capital leases in excess of $2.0 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Additionally, we granted Prides a security interest in all of our equipment, inventory, accounts receivable, trademarks, copyrights, trade secrets, certain pledged equity, certain pledged debt, and certain pledged intellectual property. Furthermore, two of the Notes, with an aggregate value of $5.1 million, require pre-payment in the event of any public or private sale of equity by the Company.

We face significant competition.

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. In addition to Weight Watchers® International, Inc., Waterfront Media, Inc. and NutriSystem, Inc. we currently compete with several Internet sites which provide diet and nutrition information, including WeightWatchers.com. We know of several other online competitors aggressively marketing online programs which may be somewhat similar to ours, including some that are offered at no charge to the customer.

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

We rely on third parties to provide us with adequate food supply and certain fulfillment, the loss of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturer. We currently depend on two third party meal delivery vendors for manufacture and fulfillment of our prepared meals. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from these manufacturers, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

Freight and Fulfillment. Our orders are shipped by one third-party, FedEx. Should FedEx be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing FedEx on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Therefore, we are dependent on maintaining good relationships with these third parties. The services we require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•	labor disruptions;

•	delivery problems;

•	financial condition of operations;

•	internal inefficiencies;

•	equipment failure;

•	natural or man-made disasters; and

•	with respect to our food supplier, shortages of ingredients or United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) compliance issues.

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

If we pursue competitive advertising, our competitors may pursue litigation regardless of its merit and chances of success. Competitive advertising may include advertising that directly or indirectly mentions a competitor or a competitor’s weight loss program in comparison to our program. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

We may be subject to health-related claims from our customers.

Our weight loss program does not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our customers. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management program. Currently, we are neither subject to any such allegations nor have we been named in any such litigation. However, if we were, we would defend ourselves against such claims. Defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our results of operations. Further, our general liability insurance may not cover claims of these types.

If we cannot protect and enforce our trademarks and other intellectual property rights, our brand and our business will suffer.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. The actions we take to establish and protect our trademarks and other proprietary rights may prove to be inadequate to prevent imitation of our products or services or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may develop similar trademarks or other intellectual property independently or assert rights in our trademarks and other proprietary rights. If so, third parties may seek to block or limit sales of our products and services based on allegations that use of some of our marks or other intellectual property constitutes a violation of their intellectual property rights. If we cannot protect our trademarks and other intellectual property rights, or if our trademarks or other intellectual property rights infringe upon the rights of third parties, the value of our brand may decline, which would adversely affect our results of operations.

Our industry is subject to governmental regulation that could increase in severity and hurt results of operations.

Our industry is subject to federal, state and other governmental regulation. For example, some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. The FTC has recently published revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising. Among other things, the revised Guides require us to monitor the activities of bloggers and other third parties over whom we have limited control. Our inability to do so effectively could lead the FTC to bring administrative or legal action against us. Further, the revised Guides significantly affect our ability to advertise the successes our customers have achieved in losing weight through our programs. For example, we are no longer able to include the phrase “results not typical” in advertisements describing our customers’ successes. Uncertainties surrounding the application of the revised Guides may adversely affect our ability to advertise our programs effectively and may require us to incur significant additional costs. In addition, regulation of advertising practices in the weight loss industry may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of our industry are also subject to government regulation. For example, food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA. If federal, state or local regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

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

In the past three years our stock has closed at prices ranging from a high of $8.26 on March 6, 2006, to a low of $0.75 on July 17, 2009 and August 25, 2009. If our revenues do not grow or grow more slowly than we anticipate, or if operating expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. The market price of our common stock is subject to fluctuations in response to general trends in the weight loss industry, seasonality, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities and the concentration of ownership our stock could lead to heightened volatility even if relatively few shares are traded. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding at prices ranging from $0.90 to $6.07 per share. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

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

We completed the Nutrio acquisition on May 18, 2006 and may continue to pursue expansion of our operations or market presence by entering into additional business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

•

difficulties in integrating newly acquired or newly started businesses into existing operations, which may result in increasing operating costs that would adversely affect our operating income and earnings;

•	the risk that our current and planned facilities, information systems, personnel and controls will not be adequate to support our future operations;

•	diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results;

•	dependence on key management personnel of acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel;

•

the risk that the new products or services we may introduce or begin offering, whether as a result of internal expansion or business acquisitions, will not gain acceptance among consumers and existing customers;

•	the risk that new efforts may have a detrimental effect on our brand;

•

the risk that we will face competition from established or larger competitors in the new markets we may enter, which could adversely affect the financial performance of any businesses we might acquire or start; and

•

the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve any return on our investment in that new business.

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

We face an inherent risk of exposure to product liability claims if the use of our prepared meal delivery products and nutritional supplements results in illness or injury. We are subject to various laws and regulations, including those administered by the United States Department of Agriculture and Food and Drug Administration, that establish manufacturing practices and quality standards for food products. We may be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings. Product liability claims could have a material adverse effect on our business as our contract indemnification rights and existing insurance coverage may not be adequate. Distributors of food products, vitamins, and nutritional supplements are frequently named as defendants in product liability lawsuits. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management. Product liability litigation or regulatory action, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue.

Provisions in our certificate of incorporation may deter or delay an acquisition of us or prevent a change in control, even if an acquisition or a change of control would be beneficial to our stockholders.

Provisions of our certificate of incorporation may have the effect of deterring unsolicited takeovers or delaying or preventing a third party from acquiring control of us, even if our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our certificate of incorporation permits our Board of Directors to issue preferred stock without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of our common stock may be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

We rely on qualified, key executive management personnel.

The success of our business will also depend on our ability to hire and retain additional qualified key executive management personnel, particularly in the marketing, administrative and financial areas. If we are unable to attract and retain additional qualified personnel, our business could suffer.

Changes in consumer preferences could negatively impact our operating results.

Our program features pre-packaged food selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from our weight loss oriented meal delivery service and digital weight-loss programs, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, cash flows and prospects.

ITEM 2.	PROPERTIES

We employ 86 employees, who operate out of our leased facility of approximately 20,000 square feet in Fort Lauderdale, Florida. Our lease is due to expire in September 2016. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $53,000.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol “DIET”. The following table sets forth the high and the low sales prices for the common stock as quoted on the Nasdaq Capital Market for the periods indicated.

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2009:
Fourth quarter	$1.10	$1.78
Third quarter	$0.71	$3.06
Second quarter	$0.85	$1.90
First quarter	$0.98	$3.44

YEAR ENDED DECEMBER 31, 2008:
Fourth quarter	$2.49	$4.49
Third quarter	$1.79	$4.25
Second quarter	$3.40	$5.15
First quarter	$4.08	$6.01

As of March 5, 2010, there were approximately 86 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 2009. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Revenue
Digital plans	$4,970	$9,345	$19,482	$38,025	$45,241
Meal delivery	7,839	9,405	3,994	3,172	—
Business-to-business	4,054	3,646	2,573	1,655	—
Other	1,245	1,539	3,680	5,962	7,388

Total Revenue	18,108	23,935	29,729	48,814	52,629
Costs and Expenses:
Cost of revenue
Digital plans	863	2,610	3,112	6,137	6,773
Meal delivery	5,912	9,358	3,665	3,170	—
Business-to-business	198	136	200	96	—
Other	236	321	245	219	686

Total cost of revenue	7,209	12,425	7,222	9,622	7,459
Technology and development	3,710	4,297	3,723	3,203	2,373
Sales, marketing and support	8,896	11,664	17,029	30,445	35,035
General and administrative	4,882	6,070	6,984	8,549	5,575
Amortization of intangible assets	295	882	1,213	760	44
Impairment of goodwill and intangible assets	—	5,191	2,296	—	—

Total costs and expenses	24,992	40,529	38,467	52,579	50,486

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
(Loss) income from operations	(6,884)	(16,594)	(8,738)	(3,765)	2,143
Interest income	11	109	282	255	232
Interest expense	(5,170)	(3,357)	(781)	(71)	(76)

(Loss) income before income tax provision	(12,043)	(19,842)	(9,237)	(3,581)	2,299
Income tax (provision) benefit	(18)	(6)	(171)	(66)	(9)

Net (loss) income from continuing operations	(12,061)	(19,848)	(9,408)	(3,647)	2,290

Discontinued Operations:
Loss from operations, net of tax	—	—	—	(412)	(954)
Loss on disposal, net of tax	—	—	—	(41)	—

Loss from discontinued operations, net of tax	—	—	—	(453)	(954)

Net (loss) income	$(12,061)	$(19,848)	$(9,408)	$(4,100)	$1,336

Per Share Data:
Basic (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.47)	$(0.79)	$(0.38)	$(0.16)	$0.10
(Loss) from discontinued operations	—	—	—	(0.02)	(0.04)

Net (loss) income	$(0.47)	$(0.79)	$(0.38)	$(0.18)	$0.06

Diluted (loss) earnings loss per common share:
(Loss) income from continuing operations	$(0.47)	$(0.79)	$(0.38)	$(0.16)	$0.10
(Loss) from discontinued operations	—	—	—	(0.02)	(0.04)

Net (loss) income	$(0.47)	$(0.79)	$(0.38)	$(0.18)	$0.06

Weighted average common and common equivalent shares outstanding:
Basic	25,721	25,115	24,811	23,421	21,524

Diluted	25,721	25,115	24,811	23,421	22,428

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(4,590)	$(8,202)	$(4,774)	$(3,110)	$(245)
Investing activities	(74)	(1,148)	(4,062)	(10,609)	(718)
Financing activities	3,637	4,652	10,009	11,010	768

	DECEMBER 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$12,456	$15,671	$27,691	$27,544	$20,611
Debt (excluding capital lease obligations)	16,824	11,808	6,247	—	—
Stockholders’ (deficit) equity	(9,570)	(2,781)	12,862	16,196	7,625

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Going concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2009, we had a net loss of $12.1 million and used $4.6 million of cash in our operations. As of December 31, 2009, we had an accumulated deficit of $60.1 million and a total stockholders’ deficit of $9.6 million.

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

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

The following table sets forth our results of operations expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Revenue	100%	100%	100%
Cost of revenue	40	52	24
Technology and development	20	18	13
Sales, marketing and support	49	49	57
General and administrative	27	25	23
Amortization of intangible assets	2	4	4
Impairment of goodwill and intangible assets	—	22	8
Other income	*	*	1
Interest expense	29	14	(3)
Income tax provision	*	*	(1)
Loss from discontinued operations	—	—	—
Net loss	(67)%	(83)%	(32)%

*	Less than 1%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Revenue: Total revenue for the year ended December 31, 2009 was $18.1 million, a decrease of 24% versus the $23.9 million recorded for the year ended December 31, 2008.

Revenue by type for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Digital plans	$4,970	$9,345
Meal delivery	7,839	9,405
Business-to-business	4,054	3,646
Advertising	702	967
Ecommerce	20	40
Royalties	523	532

	$18,108	$23,935

Digital plans revenue was $5.0 million and $9.3 million for the years ended December 31, 2009 and 2008, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2009, the average digital plans subscriber base was approximately 29% lower than the corresponding prior year period and the average weekly fees were approximately 3% lower than the corresponding prior year period. Fewer digital plans subscribers were added for the year 2009 compared to 2008. Due to cash constraints and uncertain returns from advertising, we have significantly reduced our spending in both offline campaigns and online advertising, as well as our targeting more of our advertising investments to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in advertising expenditures have all contributed to the decline in subscribers during the last few reporting periods. This decline appears to be abating, but our current number of subscribers is insufficient to sustain our liquidity. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a subscription-based model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of $7.8 million and $9.4 million, including shipping revenue, in fiscal years 2009 and 2008, respectively, representing a decrease of 17% for 2009. The decrease in meal delivery revenue relates to lower advertising spend during 2009 due to cash constraints.

Business-to-business revenues, which are primarily license related revenues, were approximately $4.1 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. The increase in revenue is related to consulting and customer service revenues generated from existing customers that eDiets Corporate Services manages.

Advertising revenue from our website and our newsletter was approximately $0.7 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions in 2009 as compared to 2008. The number of visitors to our websites has declined in 2009. Due to rising online advertising rates, cash constraints and uncertain returns from advertising, we have significantly reduced our spending in both offline campaigns and online advertising. This has resulted in fewer visitors to our websites.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.5 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue was approximately $7.2 million for the year ended December 31, 2009 as compared to $12.4 million for the prior year.

Cost of revenue by type for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Digital plans	$863	$2,610
Meal delivery	5,912	9,358
Business-to-business	198	136
Other	236	321

Total cost of revenue	$7,209	$12,425

Gross margin as a percent of revenue increased to 60% for the year ended December 31, 2009 from 48% in the prior year. Gross margin for digital plans increased to 83% from 72% as a result of stabilizing our technology platform and terminating certain revenue share arrangements. Meal delivery gross margin increased to 25% in 2009 as compared to less than 1% for 2008. This is the result of raising the price of our meal delivery service, cost reductions from stabilizing our technology platform, a reduction in food product waste, a reduction in product costs and food production efficiencies realized with one of our primary vendors. Overall, in an effort to reduce costs, the Company reduced all salaries during 2009. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin continue to be realized.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to approximately $0.9 million for the year ended December 31, 2009 as compared to $2.6 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs. Cost of meal delivery revenue decreased to $5.9 million for the year ended December 31, 2009 from $9.4 million for the year ended December 31, 2008 as a result of the lower revenue levels, as well as a result of the gross margin improvements mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was approximately $0.2 million for the year ended December 31, 2009 and $0.1 million for the year ended December 31, 2008.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.2 million and $0.3 million for the years ended December 31, 2009 and 2008.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $3.7 million for 2009 as compared to $4.3 million in 2008. The decrease in technology and development expenses was primarily related to the overall reduction in salaries during 2009, as well as a reduction in technology consulting expenses during 2009.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting two of our product line segments: digital plans and meal delivery. These expenses decreased to $8.9 million in 2009 from $11.7 million in 2008 which is mainly the result of a decrease in advertising media expense and compensation expense. In total, advertising media expense was $3.7 million in 2009 versus $5.5 million in 2008. Due to cash constraints and uncertain returns from advertising, we reduced our spending in both offline campaigns and online advertising during the first, second and third quarters. However, at the end of the third quarter of 2009, we implemented a new offline campaign which continued through December 31, 2009.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $4.9 million for the year ended December 31, 2009 as compared to $6.1 million in the corresponding prior year period. Overall, in an effort to reduce costs, the Company reduced all salaries during 2009. In addition, the current year decrease is also the result of lower recruiting expenses, lower legal fees and lower depreciation expense.

Amortization of Intangible Assets: Amortization expense was $0.3 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively. The reduction in amortization expense for 2009 is the result of certain Nutrio intangibles being completely amortized as of December 31, 2008.

Impairment of Goodwill and Intangible Assets: During 2008, we performed impairment testing for our business-to-consumer segment. As a result of our testing, we determined that the business-to-consumer segment’s goodwill was impaired. As a result, in the year ended December 31, 2008, we recorded impairment charges of approximately $5.2 million to reduce the segment’s goodwill to zero.

Interest Income: Interest income was less than $0.1 million for the year ended December 31, 2009 as compared to $0.1 million for the year ended December 31, 2008.

Interest Expense: Interest expense increased to $5.2 million for the year ended December 31, 2009 as compared to $3.4 million for the corresponding period of the prior year. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Provision: Income tax provision of less than $0.1 million for the years ended December 31, 2009 and 2008 relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $12.1 million in 2009 compared to net loss of $19.8 million for 2008.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Revenue: Total revenue for the year ended December 31, 2008 was $23.9 million, a decrease of 19% versus the $29.7 million recorded for the year ended December 31, 2007.

Revenue by type for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Digital plans	$9,345	$19,482
Meal delivery	9,405	3,994
Business-to-business	3,646	2,574
Advertising	967	2,637
Ecommerce	40	125
Royalties	532	917

	$23,935	$29,729

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

Cost of revenue by type for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Digital plans	$2,610	$3,112
Meal delivery	9,358	3,665
Business-to-business	136	200
Other	321	245

Total cost of revenue	$12,425	$7,222

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

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was approximately $0.1 million for the year ended December 31, 2008 and $0.2 million for the year ended December 31, 2007.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.3 million for the year ended December 31, 2008 and approximately $0.2 million for the year ended December 31, 2007.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were $4.3 million for 2008 as compared to $3.7 million in 2007. The increase relates to an increase in depreciation expense and compensation expense since there was less compensation capitalized due to the launch of the new technology platform in the beginning of 2008.

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

Interest Income: Interest income was $0.1 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. The current year interest income decrease is directly related to the decrease in cash balances in the current year.

Interest Expense: Interest expense was $3.4 million for the year ended December 31, 2008 as compared to $0.8 million for the same prior year period. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Provision: Income tax provision of less than $0.1 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively, relates to the operations of eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $19.8 million in 2008 compared to net loss of $9.4 million for 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the year ended December 31, 2009 was for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. At December 31, 2009, we had a net working capital deficit of $13.6 million, compared to a net working capital deficit of $0.8 million at December 31, 2008. Cash and cash equivalents at December 31, 2009 were $1.5 million, a decrease of $1.0 million from the balance of $2.5 million at December 31, 2008. In 2008, our principal source of liquidity was borrowing an aggregate amount of $5.1 million, in the second and fourth quarters of 2008, with a three-year term from our majority shareholder, to be used for general corporate purposes.

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

On June 23, 2009 and on September 8, 2009, respectively, the Company executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of its directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of 1,066,040 shares of the Company’s common stock in exchange for an aggregate of $1.1 million in cash in a Private Placement. The purchase price of the shares in the June 2009 transaction was $1.00 per share, based on the closing price of the Company’s common stock on the prior business day, which was June 22, 2009. The purchase price of the shares in the September 2009 transaction was $1.06 per share, based on the closing price of the Company’s common stock on the prior business day, which was September 4, 2009. The transactions closed on July 15, 2009 and September 11, 2009, respectively. We used the $1.1 million of gross proceeds to fund our business. As part of the Private Placement, the Company agreed to issue Warrants for the Purchase of Shares of Common Stock (each a “Warrant”) to the three directors, to purchase an aggregate of 479,718 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of Company’s common stock on (i) June 22, 2009, for Warrants issued in connection with the June 2009 transaction, and (ii) September 4, 2009, for Warrants issued in connection with the September 2009 transaction. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

In addition, on June 23, 2009, we executed an Agreement to Amend Warrants (“Warrant Amendment”) with Prides in which we agreed to reduce the price of all Prides outstanding warrants to $1.00, and Prides agreed to use diligent efforts to exercise, in one or more tranches, a portion of the outstanding warrants as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The Warrant Amendment further amended the outstanding warrants to provide that no adjustment to the exercise price under Section 3(c) thereof will operate to reduce the exercise price to a price less than the closing price of our common stock on June 22, 2009. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, we agreed in the Warrant Amendment to issue Prides one or more warrants for the Purchase of Shares of Common Stock (each a “New Warrant”) to purchase nine shares of our common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants.

In September 2009, Prides exercised a portion of the outstanding warrants to purchase 200,000 shares of the Company’s common stock. In connection with this exercise, we received $0.2 million and issued a New Warrant to purchase 90,000 shares of the Company’s common stock at $1.20 per share. In October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock. In connection with these exercises, we received approximately $2.5 million and issued New Warrants to purchase an aggregate of 1,119,652 shares of the Company’s common stock at $1.20 per share. We used the $2.7 million of gross proceeds to fund our business and expand our offline advertising.

Each New Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each New Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of Company’s common stock on June 22, 2009. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

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

Cash Flows from Operating Activities: For the year ended December 31, 2009, we used $4.6 million of cash in operating activities. The negative cash flow related to our net loss of $12.1 million, adjusted for, among other things, certain non-cash items including $1.6 million of depreciation, $0.3 million of amortization of intangibles, $2.2 million of amortization of the senior secured notes – related party discount and expenses, $2.9 million of paid-in-kind interest of the senior secured notes – related party, less than $0.1 million of provision for bad debt, less than $0.1 million for an inventory write-down and $1.6 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of approximately $1.0 million.

For the year ended December 31, 2008, we used $8.2 million of cash in operating activities. The negative cash flow related to our net loss of $19.8 million, adjusted for, among other things, certain non-cash items including $5.2 million of impairment of goodwill related to our business-to-consumer segment, $1.8 million of depreciation, $0.9 million of amortization of intangibles, $1.2 million of amortization of the senior secured notes – related party discount and expenses, $1.9 million of paid-in-kind interest of the senior secured notes – related party, $0.2 million of provision for bad debt, $1.2 million of stock-based compensation, and an aggregate increase in cash flows from our operating assets and liabilities of $1.1 million.

Cash Flows from Investing Activities: For the year ended December 31, 2009, we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily computer equipment.

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

Cash Flows from Financing Activities: For the year ended December 31, 2009 our financing activities provided for $3.6 million of cash. This was primarily attributable to approximately $1.0 million in net proceeds from issuance of common stock in connection with the private investment transactions in July and September 2009, $2.7 million in proceeds from the exercise of warrants, offset by $0.1 million of repayment of capital lease obligations.

Our financing activities provided $4.7 million of cash for the year ended December 31, 2008. This was primarily attributable to $5.0 million in net proceeds from the related party senior secured notes issued in May 2008 and November 2008 and $0.3 million in proceeds from the exercise of stock options, offset by repayment of capital lease obligations of $0.6 million.

Related Party Debt: In the third quarter of 2007 we borrowed $10 million from Prides Capital Partners, LLC, the Company’s largest shareholder, in the form of a Senior Secured Note and accompanying agreements. The Note calls for semi-annual interest payments of 15% per annum. The interest can be paid in cash or in equity at our discretion. The proceeds from the Note will be used to invest in advertising to grow the business, our technology platform upgrade and for general corporate purposes. The maturity date of the Note is August 31, 2010. The Note has a conversion feature allowing Prides to exercise an option to require us to repay the Note at maturity through the issuance of equity at $3.29 per share.

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

At December 31, 2009 we are in compliance with all the covenants of our Notes.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$76	$28	$48	$—
Operating leases	5,103	639	1,354	3,110
Senior Secured Notes	24,109	15,529	8,580	—

Total contractual cash obligations	$29,288	$16,196	$9,982	$3,110

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

The listing is not intended to be a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. There can be no assurance that actual results will not differ from those estimates.

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

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk before the customers place any orders. Beginning in January 2008, we began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives , we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-45, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

Business-to-business revenue relates to our eDiets Corporate Services subsidiary. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance 605-25 (formerly EITF 00-21), Revenue Recognition – Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

GOODWILL AND INTANGIBLE ASSETS:

ASC 350 (formerly SFAS 142), Intangibles—Goodwill and Other describes the reporting unit as an “operating segment” as that term is used in ASC 280 (formerly SFAS 131), Segment Reporting. We operate in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. We have three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. We evaluate goodwill annually along these segment lines which represent our reporting units.

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

At December 31, 2009 we had $6.8 million of goodwill related to the May 2006 acquisition of Nutrio. This goodwill is reviewed annually for impairment and we noted no impairment as of December 31, 2009.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation – Stock Compensation .. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

We also account for certain options and restricted share awards using variable accounting under ASC 718-10 as interpreted by ASC 505-50 (formerly EITF 96-18), Equity,, which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of our common stock until the stock options or restricted shares are vested. Common stock is valued using the market price of common stock on the measurement date as defined in ASC 505-50 for such grants.

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

ACCOUNTING FOR INCOME TAXES:

We account for income taxes under ASC 740 (formerly SFAS 109), Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We adopted ASC 740-10 (formerly FIN 48), Income Taxes – Overall, effective January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. In accordance with ASC 740-10, we did not recognize any liability for unrecognized tax benefits.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2009, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio as the interest rate related to our debt is fixed. Investments are made in accordance with our investment policy and consist of money market funds. We do not use derivative financial instruments to hedge against interest rate risk. Due to the nature of these financial instruments the interest rate risk is deemed to be low. We estimate that the cost of these financial instruments approximates fair value at December 31, 2009.

Foreign Currency Risk

We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros and fluctuations of the Euro as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-35 of this report.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that as of December 31, 2009, our internal control over financial reporting is effective based on the specified criteria.

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

On November 11, 2009, the Company and Prides Capital Fund I, L.P., an affiliate of the Company’s majority stockholder (“Prides”), entered into Waiver Letter No. 3 (the “Waiver Letter”) which waives the mandatory prepayment provision of the Senior Secured Note dated as of May 30, 2008 and the Senior Secured Note dated as of November 13, 2008 (the “Notes”). The mandatory prepayment provision of the Notes requires the Company to prepay 100% of the outstanding Notes plus accrued and unpaid interest to the date of the prepayment within 15 days after the closing of a sale of the Company’s equity in specified situations. The waiver of the mandatory prepayment provision is applicable only to the offering of shares of the Company’s common stock to the public.

On November 11, 2009, the Company and Lee Isgur, Kevin McGrath, Kevin A. Richardson II and Prides (the “Securityholders”) entered into the Waiver and Forbearance Agreement (the “Agreement”). Pursuant to the Agreement, the Securityholders agreed to waive their registration rights under specified registration rights agreements to the extent that the registration rights arose prior to the date of the Agreement or may arise in connection with an offering in which the Company would sell shares of its common stock to the public. The Securityholders also agreed to waive specified provisions in the registration rights agreements that would require an adjustment to the per share warrant price in connection with such offering.

On March 9, 2010, the Company issued a promissory note to Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides (the “Richardson Note”). Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II and the entire outstanding principal balance of the Richardson Note, together with all accrued and unpaid interest, shall be due and payable on April 1, 2011. Interest shall accrue at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Richardson Note at a rate of ten percent (10%) per annum. In connection with the Richardson Note, Prides waived rights under its existing Notes and related agreements that restrict the Company’s ability to incur additional indebtedness, only to the extent of indebtedness evidenced by the Richardson Note.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page 38.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)

3.1A	Certificate of Amendment dated July 24, 2001 to Certificate of Incorporation (2)

3.2	Amended and Restated By-Laws (3)

10.1	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (4)

10.2	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (5) ***

10.3	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (6)

10.4	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc. (7)

10.5	Note and Warrant Purchase Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (8)

10.6	Senior Secured Note dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.7	Warrant and Purchase of Common Stock dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (10)

10.8	Registration Rights Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (11)

10.9	Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (12)

10.10	Intellectual Property Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (13)

10.11	Subsidiary Guaranty dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (14)

10.12	Employment Agreement dated February 12, 2008, by and among eDiets.com, Inc. and Stephen Rattner. (15) **

10.13	Employment Agreement dated March 7, 2008, by and among eDiets.com, Inc. and Thomas Hoyer. (16) **

10.14	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC. (17)(31)

10.15	Note and Warrant Purchase Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (18)

10.16	Senior Secured Note dated May 30, 2008. (19)

10.17	Warrant for the Purchase of Common Stock dated May 30, 2008. (20)

10.18	Registration Rights Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (21)

10.19	Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (22)

10.20	Intellectual Property Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (23)

10.21	Subsidiary Guaranty dated May 30, 2008. (24)

10.22	Amended Warrant for the Purchase of Common Stock dated May 30, 2008. (25)

10.23	Letter Waiver dated May 30, 2008. (26)

10.24	Product Services and Supply Agreement between eDiets.com, Inc. and Purfoods, LLC. (27)(31)

10.25	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (28)

10.26	Letter Amendment No.1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (29)

10.27	Employment Agreement dated December 30, 2008, by and among eDiets.com, Inc. and Kevin McGrath. (30)**

10.28	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin A. Richardson II. (32)

10.29	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Lee Isgur. (33)

10.30	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (34)

10.31	Agreement to Amend Warrants dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (35)

10.32	Registration Rights Agreement dated June 23, 2009, by and among eDiets.com, Inc., Kevin A. Richardson II, Lee Isgur, Kevin McGrath and Prides Capital Fund I, L.P. (36)

10.32A	Amendment No. 1 to Registration Rights Agreement dated September 8, 2009, by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson, Lee Isgur and Kevin McGrath. (40)

10.33	Waiver Letter No. 1 dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (37)

10.33A	Waiver Letter No. 2 dated September 8, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (41)

10.33B	Waiver Letter No. 3 dated November 11, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (43)

10.34	Securities Subscription and Purchase Agreement dated September 8, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (38)

10.35	Securities Subscription and Purchase Agreement dated September 8, 2009, by and between eDiets.com, Inc. and Lee Isgur. (39)

10.36	eDiets.com, Inc. Form of Warrant for the Purchase of Shares of Common Stock. (42)

10.37	Waiver and Forbearance Agreement dated November 11, 2009 by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson II, Lee Isgur and Kevin McGrath. (44)

10.38	Promissory Note dated March 9, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson, II.*

10.39	Waiver Letter No. 4 dated March 9, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on December 30, 1999 (Filed as Exhibit 3.1).
(2)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on August 6, 2001 (Filed as Exhibit 3.2).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2007 (Filed as Exhibit 10.1).
(4)	Incorporated by reference to the Registration Statement on Form SB-2/A as filed with the SEC on April 17, 2000 (Filed as Exhibit 10.3).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 2.1).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 10.1).
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 and filed with the SEC on August 14, 2006 (Filed as Exhibit 10.1).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.1).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.2) .
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.3).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.4).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.5).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.6).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.7).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 19, 2008 (Filed as Exhibit 10.1).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 10, 2008 (Filed as Exhibit 10.1).
(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2008 and filed with the SEC on May 15, 2008 (Filed as Exhibit 10.1).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.1).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.2).
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008(Filed as Exhibit 10.3) .
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.4).
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.5).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.6).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.7).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.8).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.9).
(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 11, 2008 (Filed as Exhibit 10.1).
(28)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.1).
(29)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.2).
(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 5, 2009 (Filed as Exhibit 10.1).
(31)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(32)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.1).

(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.2).
(34)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.3).
(35)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.4).
(36)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.5)
(37)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.6).
(38)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.1).
(39)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.2).
(40)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.3).
(41)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.4).
(42)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.5).
(43)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.1).
(44)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.2).
*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules have been omitted and will be provided to the Commission upon request.

(b)	EXHIBITS.

The Company files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULE

The Company files as part of this Form 10-K the consolidated financial schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2010

eDiets.com, Inc., a Delaware corporation

By:	/s/ Kevin N. McGrath
Kevin N. McGrath, CEO and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Kevin N. McGrath Kevin N. McGrath	CEO and President (Principal Executive Officer)	March 11, 2010

/s/ Thomas Hoyer Thomas Hoyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2010

/s/ Kevin A. Richardson II Kevin A. Richardson II	Chairman of the Board and Director	March 11, 2010

/s/ Stephen L. Cootey Stephen L. Cootey	Director	March 11, 2010

/s/ Lee S. Isgur Lee S. Isgur	Director	March 11, 2010

/s/ Pedro N. Ortega-Dardet Pedro N. Ortega-Dardet	Director	March 11, 2010

/s/ Ronald Luks Ronald Luks	Director	March 11, 2010

/s/ Robert L. Doretti Robert L. Doretti	Director	March 11, 2010

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

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that eDiets will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, and has a working capital deficiency and a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Ft. Lauderdale, Florida

March 12, 2010

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,475	$2,523
Accounts receivable, net	546	574
Prepaid advertising costs	25	18
Prepaid meal delivery and inventory	359	497
Prepaid expenses and other current assets	239	437

Total current assets	2,644	4,049

Restricted cash	544	544
Property and office equipment, net	2,185	3,665
Intangible assets, net	47	334
Goodwill	6,835	6,835
Other assets	201	244

Total assets	$12,456	$15,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,117	$1,410
Accrued liabilities	1,855	1,748
Current portion of capital lease obligations	23	83
Deferred revenue	1,242	1,612
Senior secured note, net – related party	11,959	—

Total current liabilities	16,196	4,853

Capital lease obligations, net of current portion	43	67
Deferred revenue	922	1,724
Senior secured notes, net – related party	4,865	11,808

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value – 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value – 50,000 shares authorized, 29,048 and 25,153 shares issued and outstanding at December 31, 2009 and 2008, respectively	29	25
Additional paid-in capital	50,596	45,307
Accumulated other comprehensive loss	(82)	(61)
Accumulated deficit	(60,113)	(48,052)

Total stockholders’ deficit	(9,570)	(2,781)

Total liabilities and stockholders’ deficit	$12,456	$15,671

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUE
Digital plans	$4,970	$9,345	$19,482
Meal delivery	7,839	9,405	3,994
Business-to-business	4,054	3,646	2,573
Other	1,245	1,539	3,680

TOTAL REVENUE	18,108	23,935	29,729

COSTS AND EXPENSES:
Cost of revenue
Digital plans	863	2,610	3,112
Meal delivery	5,912	9,358	3,665
Business-to-business	198	136	200
Other	236	321	245

Total cost of revenue	7,209	12,425	7,222
Technology and development	3,710	4,297	3,723
Sales, marketing and support	8,896	11,664	17,029
General and administrative	4,882	6,070	6,984
Amortization of intangible assets	295	882	1,213
Impairment of goodwill and intangible assets	—	5,191	2,296

Total costs and expenses	24,992	40,529	38,467

Loss from operations	(6,884)	(16,594)	(8,738)
Interest income	11	109	282
Interest expense	(5,170)	(3,357)	(781)

Loss before income tax provision	(12,043)	(19,842)	(9,237)
Income tax provision	(18)	(6)	(171)

Net loss	$(12,061)	$(19,848)	$(9,408)

Loss per common share:

Basic and diluted	$(0.47)	$(0.79)	$(0.38)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	25,721	25,115	24,811

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	CAPITAL	(LOSS) INCOME	DEFICIT	EQUITY
Balance at January 1, 2007	24,655	$25	$34,878	$89	$(18,796)	$16,196
Stock-based compensation and stock options exercised	261	—	621	—	—	621
Warrants issued	—	—	1,808	—	—	1,808
Beneficial conversion feature on Note issued	—	—	1,984	—	—	1,984
Stock-based compensation	—	—	1,705	—	—	1,705
Common stock issued for Director compensation	66	—	12	—	—	12
Foreign currency translation	—	—	183	(239)	—	(56)
Net loss	—	—	—	—	(9,408)	(9,408)

Balance at December 31, 2007	24,982	25	41,191	(150)	(28,204)	12,862
Stock-based compensation, stock options exercised and restricted shares lapsed	171	—	1,544	—	—	1,544
Warrants issued	—	—	1,008	—	—	1,008
Beneficial conversion feature on Note issued	—	—	1,564	—	—	1,564
Foreign currency translation	—	—	—	89	—	89
Net loss	—	—	—	—	(19,848)	(19,848)

Balance at December 31, 2008	25,153	25	45,307	(61)	(48,052)	(2,781)

Stock-based compensation, stock options exercised and restricted shares lapsed	141	—	1,569	—	—	1,569
Warrants exercised	2,688	3	2,685	—	—	2,688
Beneficial conversion feature on Notes issued	—	—	5	—	—	5
Shares issued in connection with private placement	1,066	1	1,030	—	—	1,031
Foreign currency translation	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(12,061)	(12,061)

Balance at December 31, 2009	29,048	$29	$50,596	$(82)	$(60,113)	$(9,570)

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,061)	$(19,848)	$(9,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,554	1,751	1,020
Amortization of intangibles	295	882	1,213
Amortization of discount and expenses, senior secured notes – related party	2,162	1,238	247
Paid-in-kind interest, senior secured notes – related party	2,904	1,934	—
Provision for (recovery of) bad debt	15	222	(31)
Stock-based compensation	1,569	1,246	1,717
Loss on disposal of fixed assets	—	6	175
Inventory write-down	26	—	—
Deferred tax benefit	—	—	(74)
Impairment of goodwill and intangible assets	—	5,191	2,296
Changes in operating assets and liabilities:
Accounts receivable	14	382	588
Prepaid expenses, inventory and other assets	289	103	(366)
Accounts payable and accrued liabilities	(186)	(982)	(1,150)
Deferred revenue	(1,171)	(327)	(1,001)

Net cash used in operating activities	(4,590)	(8,202)	(4,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Nutrio, net of cash acquired	—	—	(1,250)
Changes in restricted cash	—	630	(630)
Purchases of property and office equipment, net	(74)	(1,778)	(2,182)

Net cash used in investing activities	(74)	(1,148)	(4,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,688	300	621
Proceeds from issuance of stock, net	1,031	—	—
Proceeds from senior secured notes – related party	—	4,994	9,798
Repayment of capital lease obligations	(82)	(642)	(410)

Net cash provided by financing activities	3,637	4,652	10,009
Effect of exchange rate changes on cash	(21)	89	(56)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,048)	(4,609)	1,117
Cash and cash equivalents, beginning of year	2,523	7,132	6,015

Cash and cash equivalents, end of year	$1,475	$2,523	$7,132

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$12	$99	$42

Income taxes	$15	$189	$119

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment and software acquired under capital leases	$—	$10	$837

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2009 and 2008, the Company had net losses of $12.1 million and $19.8 million, respectively, and used $4.6 million and $8.2 million, respectively, of cash in its operations. As of December 31, 2009 and 2008, the Company had an accumulated deficit of $60.1 million and $48.1 million, respectively, and a total stockholders’ deficit of $9.6 million and $2.8 million, respectively.

Due to uncertainty about the Company’s ability to meet its current operating expenses and capital expenditures, in the Company’s report on the annual financial statements for the year ended December 31, 2009, its independent auditors included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents which consist principally of demand

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deposits and money market funds with high credit quality financial institutions. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2009 and 2008, there was approximately $1.0 million and $2.1 million, respectively, in excess of the FDIC limit of $250,000 within cash and cash equivalents. The Company has not experienced any losses on these investments. Cash equivalents at December 31, 2009 and 2008 included a money market fund with a fair value, which approximates cost, of $0.4 million and $2.4 million, respectively. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

Prepaid Meal Delivery and Inventory

During 2007, the Company made prepayments to the supplier of its meal delivery service for the production of future meals based on the Company’s sales projections. During 2008, the Company changed the supplier agreement and as of December 31, 2009 and 2008, the inventory consists of finished goods held in the Company’s supplier warehouse. Inventories are stated at the lower of cost or market on a first-in, first out-basis and are included in the Consolidated Balance Sheets under “Prepaid meal delivery and inventory” for the years ended December 31, 2009 and 2008.

Restricted Cash

Restricted cash in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 consists of approximately $0.5 million held by a financial institution as collateral for a letter of credit established in connection with the Company’s lease for its corporate office.

Property and Office Equipment

Property and office equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is approximately three years for office equipment and computer hardware and software, including internal use software, approximately seven years for furniture and fixtures and the shorter of the lease term or the life of the asset ranging from five to ten years for leasehold improvements.

Expenditures for maintenance and repairs are charged to operations as incurred, while significant renewals and betterments are capitalized. The assets and related depreciation are adjusted for asset retirements and disposals with the resulting gain or loss included in operations. Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the lease.

ASC 350-40 (formerly AICPA Statement of Position (SOP) 98-1), Goodwill and Other – InternalUse Software, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized pursuant to ASC 350-40 are included in property and office equipment in the accompanying consolidated balance sheets.

The Company accounts for the development and maintenance of its website in accordance with ASC 350-50 (formerly Emerging Issues Task Force (EITF) 00-2), Goodwill and Other – Web Site Development Costs. Costs capitalized pursuant to ASC 350-50 are included in property and office equipment in the accompanying consolidated balance sheets.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aggregate amortization expense of intangible assets was $0.3 million, $0.9 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, in the opinion of management, there had been no additional impairments. Intangible assets as recorded on the Company’s balance sheets and their weighted average lives are as follows (in thousands):

	December 31,		Asset Life
	2009	2008
Nutrio acquisition intangibles:
Customer relationships	$1,990	$1,990	3.0 years
Technology	500	500	2.0 years
Non-compete agreements	350	350	2.0 years
Tradename	170	170	5.0 years
Website content	78	78	2.0 years

	3,088	3,088

Less accumulated amortization:
Customer relationships	(1,990)	(1,737)
Technology	(500)	(500)
Non-compete agreements	(350)	(350)
Tradename	(123)	(89)
Website content	(78)	(78)

	(3,041)	(2,754)

Total Nutrio net intangibles	$47	$334

	December 31,		Asset Life
	2009	2008
eDiets Europe acquisition intangibles:
Technology licensing agreement	$617	$617	15.0 years
Email address list	93	93	2.5 years
Subscriber base	53	53	1.7 years
Developed technology	49	49	7.0 years

	812	812

Less accumulated amortization and impairment:
Technology licensing agreement	(617)	(617)
Email address list	(93)	(93)
Subscriber base	(53)	(53)
Developed technology	(49)	(49)

	(812)	(812)
Foreign currency adjustment	—	—
Impairment of intangible	—	—

Total eDiets Europe net intangibles	—	—

Total net intangibles	$47	$334

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2010	34
2011	13
2012	—

Goodwill

The Company follows the provisions of ASC 350 (formerly SFAS 142), Intangibles—Goodwill and Other. ASC 350 requires goodwill and other intangible assets with an indefinite life to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in ASC 350, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. The Company performed the annual assessment and additional impairment assessments during the fourth quarters of 2007 and 2008 which resulted in impairment charges as described below. The Company performed its annual impairment test during the fourth quarter of 2009 and no impairment charges were required for 2009.

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

At December 31, 2009 and 2008 the Company had $6.8 million of goodwill related to the May 2006 acquisition of Nutrio.

ASC 350 describes the reporting unit as an “operating segment” as that term is used in ASC 280 (formerly SFAS 131), Segment Reporting. The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment (which includes meal delivery), the U.S. business-to-business segment and the European business segment. The Company evaluates goodwill along these segment lines, which represent the Company’s reporting units.

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	U.S. business- to-consumer	U.S. business- to-business	Europe	Total
Balance as of January 1, 2008	$5,191	$6,835	$—	$6,835
Effect of exchange rates	—	—	—	—
Impairment loss	(5,191)	—	—	—

Balance as of December 31, 2008	—	6,835	—	6,835
Impairment loss	—	—	—	—

Balance as of December 31, 2009	$—	$6,835	$—	$6,835

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

In accordance with ASC 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk before the customers place any orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

Revenue by type for the three years ended December 31, 2009 is as follows (in thousands):

	2009	2008	2007
Digital plans	$4,970	$9,345	$19,482
Meal delivery	7,839	9,405	3,994
Business-to-business	4,054	3,645	2,574
Advertising	702	967	2,637
Ecommerce	20	41	125
Royalties	523	532	917

	$18,108	$23,935	$29,729

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

Cost of other revenue consists principally of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation – Stock Compensation. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company also has certain options and restricted share awards which are subject to variable accounting under ASC 718-10 as interpreted by ASC 505-50 (formerly EITF 96-18), Equity, which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the stock options or restricted shares are vested. The Company values stock options and restricted shares using the Black-Scholes-Merton pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in ASC 505-50.

Long-lived Assets

The Company accounts for long-lived assets pursuant to ASC 360-10 (formerly SFAS 144), Property, Plant, and Equipment / Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds their fair value, as determined by projected discounted future cash flows.

Income Taxes

The Company accounts for income taxes under ASC 740 (formerly SFAS 109), Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, “FIN 48”), Income Taxes – Overall. ASC 740-10 applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006 and accordingly, was adopted by the Company on January 1, 2007. The adoption of ASC 740-10 did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 14 – Income Taxes for further discussion.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2009, 2008 and 2007 totaled approximately $3.7 million, $5.5 million and $10.5 million, respectively.

At December 31, 2009 and 2008, the Company had less than $0.1 million and $0.1 million, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

Barter Transactions

The Company did not enter into barter transactions for the years ended December 31, 2009, 2008 and 2007.

Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share as they would have been anti-dilutive and were approximately 1,489,000, 416,000 and 445,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, at December 31, 2009 and 2008 the Company had zero and approximately 4,456,000 dilutive potential common shares related to its convertible debt, respectively.

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

Fair Value of Financial Instruments

ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures, clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations. See Note 3 – Fair Value Measurements for further discussion.

ASC 825 (formerly SFAS 159), Financial Instruments, provides companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC 825 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted ASC 825 on January 1, 2008. The adoption of ASC 825 had no impact on the Company’s consolidated financial position or results of operations.

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

3. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures, as of January 1, 2008. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s debt consists of $15.1 million of principal of senior secured notes, related party, as of December 31, 2009 and 2008, respectively, as discussed more fully in Note 10, which are not traded in an active market and are held by the Company’s largest shareholder. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of December 31, 2009 and 2008, to determine the fair value of such debt.

4. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of less than $0.1 million as of both December 31, 2009 and 2008. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ creditworthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

5. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2009	2008
Office and computer equipment	$3,485	$3,451
Software	5,441	5,404
Furniture and fixtures	401	401
Leasehold improvements	485	485

	9,812	9,741
Less accumulated depreciation and amortization	(7,627)	(6,076)

	$2,185	$3,665

Software includes approximately $4.0 million and $3.9 million of costs associated with internal-use software projects and Web site development that have been capitalized pursuant to ASC 350-40 and ASC 350-50 as of December 31, 2009 and 2008, respectively, and approximately $0.6 million of costs under a capital lease as of December 31, 2009 and 2008. Amortization expense related to internal-use software was approximately $0.8 million, $0. 8 million and $0.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Included in office and computer equipment is equipment under capital leases of approximately $1.4 million and $1.4 million as of December 31, 2009 and 2008, less accumulated amortization of approximately $1.4 million and $1.3 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

Total depreciation expense of property and office equipment for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $1.8 million and $1.0 million, respectively.

6. ACQUISITION OF NUTRIO.COM, INC.

On May 18, 2006, the Company acquired Nutrio.com, Inc. (“Nutrio”), a leading provider of interactive private-label nutrition, fitness and wellness programs (the “Merger”). The consideration paid to stockholders and option-holders of Nutrio

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

was $8.5 million in cash. An additional performance-based earn out payment of up to $2.5 million was to be paid depending on Nutrio’s financial performance during calendar year 2006 and 2007. In March 2007, the Company paid approximately $1.3 million related to the 2006 earn out. The remaining performance-based earn out of up to approximately $1.3 million was not earned based on Nutrio’s financial performance during calendar year 2007. The primary reason for the acquisition of Nutrio was to accelerate revenue growth and cash flows by expanding the Company’s operations with a unique position of leadership serving both the business-to-consumer and the business-to-business diet and fitness marketplace. As a result of this transaction, Nutrio became a wholly-owned subsidiary of the Company. In order to fund the Nutrio acquisition, in 2006 the Company completed a private placement of approximately 2.0 million shares of common stock at a price of $5.05 per share with Prides Capital Fund I, L.P. (“Prides Capital”). Warrants to purchase approximately 1.2 million shares at $6.00 per share were also issued to Prides Capital. The warrants have a five year expiration date, are exercisable beginning six months after issuance and provide for a cashless exercise under certain conditions with respect to up to 25% of the shares.

The acquisition was accounted for under the purchase method of accounting in accordance ASC 805 (formerly SFAS 141), Business Combinations. The results of operations of Nutrio have been included in the Company’s financial statements for periods subsequent to May 18, 2006. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their fair values. The excess of the cost over the fair value of net assets acquired of approximately $5.6 million has been reflected as goodwill.

A summary of the purchase price of the acquisition, including approximately $1.3 million related to the 2006 earn out, is as follows (in thousands):

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

$3,088

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Advertising	$152	$157
Accrued compensation and employee benefits	113	134
Professional fees	233	113
Foreign taxes payable	4	19
Deferred rent	308	352
Interest payable	674	582
Refunds reserve	25	25
Other	346	366

	$1,855	$1,748

Refunds reserve relates to digital plan and meal delivery sales refunds. Since all digital plans payments are deferred upon receipt, at the end of each month the Company reclassifies a portion of its deferred revenue to reserve for refunds. Based on historical experience, approximately 2% of digital plans sales will result in a refund issued in a subsequent month after sale. All other refunds issued relate to current month digital plans sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans revenue. Instead, digital plan refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, approximately 2% of prior month’s meal delivery sales will result in a refund. Based on this historical refund rate, the Company determined that the refunds reserve of $25,000 was the appropriate level of reserve at December 31, 2009 and 2008, respectively, as this amount represented the estimated refunds that would be required in subsequent periods for sales made through the end of each fiscal year. Actual refunds issued in 2010 and 2009 pertaining to sales made in 2009 and 2008, respectively, indicate that this estimate was reasonable with no material variance.

For the years ended December 31, 2009 and 2008, refunds to customers who paid their digital plans subscription fees in advance totaled approximately $0.2 million and $0.4 million, respectively.

For the years ended December 31, 2009 and 2008, refunds to customers in the meal delivery plan totaled approximately $0.3 million and $1.0 million, respectively.

8. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2009	2008
Deferred revenue
Unearned digital plan revenue	$425	$428
Unearned development revenue	176	989
Unearned licensing revenue	26	15
Deferred royalty	1,537	1,904

Total deferred revenue	2,164	3,336
Less: current portion of deferred revenue	(1,242)	(1,612)

Non-current portion of deferred revenue	$922	$1,724

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan, or 401(k) salary deferral program, covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants’ contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the year ended December 31, 2009 were zero, and approximately $0.1 million for the years ended December 31, 2008 and 2007.

10. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10.0 million from Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The proceeds from the First Note were used to invest in advertising to grow the business, the Company’s technology platform upgrade and for general corporate purposes. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. In the event that Prides exercises that option, the principal payment of the First Note would represent approximately 3,039,000 shares of the Company’s common stock. The Company chose to pay in-kind the semi-annual interest payments which were due in March and September 2009 and March and September 2008. These additional principal amounts represent in aggregate approximately 1,000,000 shares of the Company’s common stock. At the market value of the Company’s common stock on December 31, 2009, or $1.30, the excess of the aggregate fair value that Prides would receive at conversion over debt proceeds is approximately $0. At the market value of the Company’s common stock on December 31, 2008, or $3.50, the excess of the aggregate fair value that Prides would have received at conversion over debt proceeds is approximately $0.7 million. These diluted potential common shares were not included in the diluted loss per share for the years ended December 31, 2009 and 2008 as the effect would have been anti-dilutive.

In accordance with ASC 815-10-15 (formerly SFAS 133), Derivatives and Hedging – Overall, ASC 815-40-15 (formerly EITF 01-6), Derivatives and Hedging – Contracts in Entity’s Own Equity, and ASC 815-40-25 (formerly EITF 00-19), Derivatives and Hedging – Contracts in Entity’s Own Equity – Recognition, the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the First Note and accounted for separately as a derivative under ASC 815-10-15 as it is indexed to its own stock within the meaning of ASC 815-40-15 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of ASC 815-40-25. Therefore, in accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.4 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of December 31, 2009 and 2008, the Company had amortized $1.6 million and $0.7 million, respectively, of the beneficial conversion feature discount.

Additionally, in connection with the financing, warrants to purchase one million shares of the Company’s common stock at $5.00 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($7.50 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. In connection with this transaction, the Company determined in accordance with

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrants have a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of December 31, 2009 and December 31, 2008, the Company had amortized $1.2 million and $0.5 million of this discount, respectively.

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

The Company incurred approximately $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of December 31, 2009 and 2008, the Company had amortized approximately $0.1 million and less than $0.1 million, respectively, of this discount.

As of December 31, 2009, the Company’s carrying value of the First Note was calculated to be approximately $12.0 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	3,412
Discount related to warrants, net	(598)
Discount related to beneficial conversion feature, net	(796)
Discount related to issuance costs, net	(59)

$11,959

The Company recorded approximately $3.6 million, $2.8 million and $0.8 million of interest expense, including amortization of the note discounts of approximately $1.6 million, $1.1 million and $0.2 million, related to the First Note for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in the Consolidated Statement of Operations under “Interest expense”. The principal of the First Note in the amount of $10.0 million plus paid in-kind interest of approximately $3.4 million is due upon maturity on August 31, 2010.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Second Note at maturity through the issuance of equity at $4.67 per share. In the event that Prides exercises that option, the principal payment of the Second Note would represent approximately 555,515 shares of the Company’s common stock. The Company chose to pay in-kind the first, second, third and fourth quarterly interest payments which were due in March, June, September and December 2009 and chose to pay in-kind the first, second and third quarterly interest payments which were due in June, September and December 2008. These additional principal amounts represent in aggregate approximately 182,000 shares of the Company’s common stock. At the market value of the Company’s common stock on December 31, 2009, or $1.30, the excess of the aggregate fair value that Prides would receive at conversion over debt proceeds is approximately zero. At the market value of the Company’s common stock on December 31, 2008, or $3.50, the excess of the aggregate fair value that Prides would have received at conversion over debt proceeds is approximately zero. These diluted potential common shares were not included in the diluted loss per share for the years ended December 31, 2009 and 2008 as the effect would have been anti-dilutive.

In accordance with ASC 815-10-15 (formerly SFAS 133), Derivatives and Hedging – Overall, ASC 815-40-15 (formerly EITF 01-6), Derivatives and Hedging – Contracts in Entity’s Own Equity, and ASC 815-40-25 (formerly EITF 00-19), Derivatives and Hedging – Contracts in Entity’s Own Equity – Recognition, the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Second Note and accounted for separately as a derivative under ASC 815-10-15 as it is indexed to its own stock within the meaning of ASC 815-40-15 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of ASC 815-40-25. Therefore, in accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which will be amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of December 31, 2009 and 2008, the Company has amortized approximately $0.3 million and $0.1 million, respectively, of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, warrants to purchase 0.5 million shares of the Company’s common stock at $4.25 per share were issued to Prides. The warrants have a 10-year term and are redeemable at the option of the Company, with thirty days written notice to Prides, upon the occurrence of the following events: (i) the closing sales price per share of the common stock is in excess of 150% of the warrant price ($6.375 per share) for more than thirty consecutive trading days, (ii) the warrants are either registered for resale pursuant to an effective registration statement naming Prides as a selling stockholder thereunder or freely transferable without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act, and (iii) the Company complied in all material respects with its obligations under the warrant and the common stock was at all times listed on the AMEX, New York Stock Exchange, the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board. These warrants are subject to anti-dilution protection in relation to the issuance by the Company of additional shares such as sale, merger, liquidation, dissolution or winding up of the Company (each, a ‘Liquidity Event’), or any other transaction that results in a dilution of the Per Share Warrant Price except for those stock transactions that are excluded such as issuance of options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like after May 30, 2008) issued or to be issued after May 30, 2008 to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary, pursuant to stock purchase or stock option or employee benefit plans or other arrangements that are approved by the board of directors of the Company. In connection with this transaction, the Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrants have a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Second Note using the effective interest method. As of December 31, 2009 and 2008, the Company has amortized approximately $0.3 million and $0.1 million, respectively, of this discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Second Note using the effective interest method. As of December 31, 2009 and 2008, the Company has amortized approximately $30,000 and $7,000 of this discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2009, the Company’s carrying value of the Second Note was calculated to be $1.8 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	852
Discount related to warrants, net	(735)
Discount related to beneficial conversion feature, net	(815)
Discount related to issuance costs, net	(64)

$1,833

The Company recorded approximately $1.0 million and $0.4 million of interest expense, including amortization of the note discounts of approximately $0.5 million and $0.1 million, related to the Second Note for the years ended December 31, 2009 and 2008, respectively, which is included in the Consolidated Statement of Operations under “Interest expense”. The principal of the Second Note in the amount of approximately $2.6 million plus paid in-kind interest of approximately $0.9 million is due upon maturity on June 30, 2011.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with approximately an additional $2.6 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note with the same terms as the Second Note, as described above, with the exception of the conversion price being $2.79. The Third Note is also due on June 30, 2011. The Company will use the proceeds from the sale of the Third Note to fund its business. In addition, there were no warrants issued in connection with the Third Note. The issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note issued on May 30, 2008.

The Company also executed a Letter Amendment No. 1, to replace the date of the Third Note from June 30, 2008 with the new date of November 13, 2008 and to waive the Ticking Fee from the Note and Warrant Purchase Agreement dated May 30, 2008.

The Third Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Third Note at maturity through the issuance of equity at $2.79 per share. In the event that Prides exercises that option, the principal payment of the Third Note would represent approximately 914,000 shares of the Company’s common stock. The Company chose to pay in-kind the first, second, third and fourth quarterly interest payments which were due in March, June, September and December 2009 and chose to pay in-kind the first quarterly interest payment which was due in December 2008. These additional principal amounts represent in aggregate approximately 206,000 shares of the Company’s common stock. At the market value of the Company’s common stock on December 31, 2009, or $1.30, the excess of the aggregate fair value that Prides would receive at conversion over debt proceeds is approximately zero. At the market value of our common stock on December 31, 2008, or $3.50, the excess of the aggregate fair value that Prides would have received at conversion over debt proceeds is approximately $0.7 million. These diluted potential common shares were not included in the diluted loss per share for the years ended December 31, 2009 and 2008 as the effect would have been anti-dilutive.

In accordance with ASC 815-10-15 (formerly SFAS 133), Derivatives and Hedging – Overall, ASC 815-40-15 (formerly EITF 01-6), Derivatives and Hedging – Contracts in Entity’s Own Equity, and ASC 815-40-25 (formerly EITF 00-19), Derivatives and Hedging – Contracts in Entity’s Own Equity – Recognition, the Company determined that the conversion feature is not an embedded derivative that needs to be separated from the Third Note and accounted for separately as a derivative under ASC 815-10-15 as it is indexed to its own stock within the meaning of ASC 815-40-15 and is classified as Stockholders’ Equity in the Company’s balance sheet per the provisions of ASC 815-40-25. Therefore, in accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, this conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $0.1 million, which will be amortized to interest expense over the term of the Third Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Third Note using the effective interest method. As of December 31, 2009 and 2008, the Company has amortized approximately $19,000 and approximately $2,000, respectively, of the beneficial conversion feature discount.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the term of the Third Note using the effective interest method. As of December 31, 2009 and 2008, the Company has amortized approximately $17,000 and approximately $2,000, respectively, of this discount.

As of December 31, 2009, the Company’s carrying value of the Third Note was calculated to be approximately $3.0 million as follows (in thousands):

Senior secured note	$2,550
Paid in-kind interest	574
Discount related to beneficial conversion feature, net	(53)
Discount related to issuance costs, net	(39)

$3,032

The Company recorded approximately $0.6 million and approximately $0.1 million, respectively, of interest expense, including amortization of the note discounts of approximately $42,000 and approximately $4,000, respectively, related to the Third Note for the years ended December 31, 2009 and 2008. The principal of the Third Note in the amount of approximately $2.6 million plus paid in-kind interest of $0.6 million is due upon maturity on June 30, 2011.

The First Note, Second Note and Third Note (“Notes”) place certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2.0 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the terms of the Notes, the Company granted Prides a first priority security interest in all of the Company’s equipment, inventory, accounts receivable, pledged deposit accounts, patents, trademarks, copyrights, trade secrets, certain pledged debt, and certain pledged intellectual property. The Notes are also secured by 10.0 million unissued shares of the Company’s common stock. At December 31, 2009, the Company is in compliance with all the covenants in the Notes.

11. STOCKHOLDERS’ EQUITY

COMMON STOCK

In connection with the May 2006 acquisition of Nutrio (see Note 6), the Company completed a private placement of approximately 2.0 million shares of common stock at a share price of $5.05 per share. The Company issued Warrants to purchase approximately 1.2 million shares at $6.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio. In connection with the Notes issued in August 2007 and May 2008, as described in Note 10, the Company issued warrants to purchase 1.0 million shares at $5.00 per share and 0.5 million shares at $4.25 per share, respectively.

At December 31, 2009, 4,830,707 common shares were reserved for future issuance related to outstanding stock options and restricted share awards. When stock options are exercised or restricted share awards restrictions lapses, new shares of the Company’s common stock are issued.

STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008 and as amended and restated effective October 7, 2009). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, performance awards, deferred stock and unrestricted stock. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”). A maximum of 6,000,000 shares of Common Stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of Common Stock that may be issued in any calendar year pursuant to the exercise of ISOs and NSOs is 3,000,000 each. The maximum number of shares as to which

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

options may be granted under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to SARs under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any option granted under the Incentive Plan may not exceed ten years. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan provides for awards of nontransferable shares of Common Stock subject to repurchase or forfeiture. The minimum period that restrictions must remain in place is three years unless the restricted Common Stock is also subject to performance conditions, in which case the minimum period is one year. The Incentive Plan prohibits the Committee from waiving these restriction periods. The Incentive Plan also provides for awards of unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value unless granted in lieu of cash compensation equal to such fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive Common Stock upon satisfaction of conditions determined by the Committee in its discretion.

As of December 31, 2009 and 2008, there were 248,000 and 263,000 shares of restricted stock outstanding, respectively, which excludes certain restricted shares subject to performance-based vesting conditions as disclosed below on pages F-25 and F-26, and 2,973,477 and 1,559,841 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provides for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. As of December 31, 2009 and 2008, 1,133,230 and 1,165,485 options, respectively, were outstanding under the Plan.

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

	Year Ended December 31,
	2009	2008	2007
Expected term (in years)	3.5	3.2	3.6
Risk-free interest rate	1.5%	1.9%	4.3%
Expected volatility	68.0%	63.0%	64.0%
Expected dividend yield	—%	—%	—%

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As required by ASC 718-10, the Company estimates forfeitures of employee stock options and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are adjusted to the actual forfeiture experience as needed.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options and restricted stock awards) of $1.6 million, $1.0 million and $1.7 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying consolidated statements of operations for the three years ended December 31, 2009, 2008 and 2007, is as follows (in thousands):

	2009	2008	2007
Cost of revenue	$22	$33	$44
Technology and development	343	299	317
Sales, marketing and support	370	387	367
General and administrative	716	250	977

	$1,451	$969	$1,705

A summary of option activity under the Company’s stock plans for the years ended December 31, 2009, 2008 and 2007 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,355	3.54	4.11
Granted	946	3.99
Exercised	(262)	2.37
Forfeited	(22)	4.84
Expired	(149)	3.95

Outstanding at December 31, 2007	1,868	3.88	4.25
Granted	1,292	4.47
Exercised	(91)	3.33
Forfeited	(251)	4.48
Expired	(93)	4.14

Outstanding at December 31, 2008	2,725	4.11	3.88
Granted	1,825	1.73
Exercised	—	—
Forfeited	(178)	3.56
Expired	(265)	4.04

Outstanding at December 31, 2009	4,107	$3.08	5.32	$126

Vested or expected to vest at December 31, 2009	3,726	$3.17	5.08	$103

Exercisable at December 31, 2009	1,932	$3.96	2.98	$8

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $0.81, $1.96 and $1.97, respectively.

There were no stock option exercises during 2009. The total intrinsic value of stock options exercised was $0.1 million, and $0.4 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009, there was $1.6 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The total fair value of stock options that vested in 2009, 2008 and 2007 was $1.3 million, $1.2 million and $0.7 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plans for the years ended December 31, 2009, 2008 and 2007 was $0, $0.3 million and $0.6 million, respectively.

A summary of restricted stock awards under the Company’s Incentive Plan for the years ended December 31, 2009, 2008 and 2007 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value At Grant Date
Non-vested at January 1, 2007	135	$4.49
Granted	262	3.79
Vested	(63)	4.08
Forfeited	(37)	4.49

Non-vested at December 31, 2007	297	$3.96
Granted	85	5.62
Vested	(81)	5.66
Forfeited	(38)	4.49

Non-vested at December 31, 2008	263	$4.87
Granted	18	3.37
Vested	(20)	3.65
Forfeited	(13)	4.24

Non-vested at December 31, 2009	248	$4.89

The total fair value of restricted stock awards that vested in each of the years ended December 31, 2009, 2008 and 2007 and was $0.1 million, $0.5 million and $0.3 million, respectively. The non-vested restricted stock awards listed above are expected to vest in 2011 upon achievement of performance goals that are not currently deemed probable by management as of December 31, 2009. During January 2010, 225,000 of the non-vested restricted stock awards were forfeited.

As the restricted stock is subject to graded vesting, the cost is being recognized on an accelerated basis. As of December 31, 2009, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

During February 2008, an award of 225,000 shares of restricted stock, which was granted to a previous officer in the second quarter of 2007, was modified in connection with a new employment agreement. The modification incorporated performance-based vesting conditions to these shares to be established by the Board. As of December 31, 2009, those conditions were not yet established by the Board and, as a result, no compensation expense has been recorded during the year ended December 31, 2009 related to these restricted shares.

In March 2008, 69,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 shares, which were to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. As of December 31, 2009, performance conditions have not been established by the Board for the remaining 46,000 shares, and thus no compensation expense has been recorded for the year ended December 31,

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2009 related to these 46,000 restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. All 69,000 shares of restricted stock are not vested as of December 31, 2009. The 46,000 shares have been excluded from the summary of restricted stock awards activity above.

In December 2008, 425,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded during the year ended December 31, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 425,000 shares have been excluded from the summary of restricted stock awards activity above.

In January 2009, 5,000 shares of restricted stock were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded for the year ended December 31, 2009 related to these restricted shares. At the time that the performance conditions are established, the value of these shares will be determined and the resulting compensation cost recorded. These 5,000 shares have been excluded from the summary of restricted stock awards activity above.

In 2009, 90,260 shares of unrestricted stock were issued to one terminated officer and one terminated employee as part of their severance agreements which included a guarantee of the value of the shares received based upon the value of the Company stock on the effective date of such severance agreement. These awards vested one-third on the date of grant, and the remaining two-thirds in two 20 day increments. The value related to the awards that vested in 2009 of approximately $127,000 reduced the severance accrual. During 2009, an additional 22,909 shares of unrestricted stock awards were issued to these former employees in order to meet the guarantee pursuant to their severance agreements. In addition, 10,000 shares of unrestricted stock awards were issued to an employee during 2009, as a bonus payment, which was fully vested at time of issuance, and resulted in a bonus expense of $13,000. The fair value of these unrestricted stock awards was the market price of the common stock on the date of grant. The weighted average grant date fair value of these severance and bonus awards was $1.09.

12. COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2009 are as follows (in thousands):

	Capital Leases	Operating Leases
2010	$28	$639
2011	24	664
2012	24	690
2013	—	717
2014 and thereafter	—	2,393

Total minimum lease payments	76	$5,103

Less amount representing interest	(10)

Present value of minimum lease payments	$66

The Company had approximately $0.5 million in leasehold improvements related to the operating lease for corporate office space. These leasehold improvements are being amortized over the shorter of the lease term or the life of the asset ranging from five to ten years.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental expense under operating leases was approximately $0.6 million, $0.6 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has an irrevocable standby letter of credit from a bank in the amount of $0.5 million, which expires on June 30, 2010 and is automatically extended each year for one year unless written notice is provided. The letter of credit may not be extended beyond June 30, 2017. The letter of credit is collaterized by certain cash equivalents and is being used to guarantee lease obligations related to the corporate office in the event that the Company does not pay its rent.

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

13. RELATED PARTY TRANSACTIONS

Senior Secured Notes

On August 31, 2007, May 30, 2008 and November 13, 2008, the Company borrowed $10.0 million, $2.6 million and $2.6 million, respectively, from Prides, the Company’s majority shareholder, in the form of Senior Secured Notes and accompanying agreements. See Note 10 for details.

Equity

The Company issued Warrants to purchase approximately 1.2 million shares at $6.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio (as described in Note 6). In connection with the Notes issued in August 2007 and May 2008, as described in Note 10, the Company issued warrants to purchase 1.0 million shares at $5.00 per share and 0.5 million shares at $4.25 per share, respectively.

On June 23, 2009 and on September 8, 2009, respectively, the Company executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of its directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of approximately 1.1 million shares of the Company’s common stock in exchange for an aggregate of approximately $1.1 million in cash in a Private Placement. As part of the Private Placement, the Company also issued Warrants for the purchase of shares of the Company’s common Stock (each a “Warrant”) to the three directors, to purchase an aggregate of approximately 480,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof.

On June 23, 2009, the Company executed an Agreement to Amend Warrants (“Warrant Amendment”) with Prides in which the Company agreed to reduce the price of all Prides outstanding warrants to $1.00. The Company agreed in the Warrant Amendment to issue Prides one or more warrants for the Purchase of Shares of Common Stock (each a “New Warrant”) to purchase nine shares of the Company’s common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants.

During September 2009, Prides exercised warrants to purchase approximately 200,000 shares of the Company’s common stock from which the Company received approximately $0.2 million and issued a New Warrant to purchase 90,000 shares of the Company’s common stock at $1.20 per share. In October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock from which the Company received approximately $2.5 million and issued New Warrants to purchase an aggregate of approximately 1.1 million shares of the Company’s common stock at $1.20 per share. Each New Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on the Nasdaq exchange.

At December 31, 2009, there were 1,209,652 Prides New Warrants outstanding and 479,718 Warrants outstanding for the three directors.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2006, the Company granted 100,000 stock options with exercise prices ranging from $3.22 to $5.52 and 3,300 unrestricted stock awards to its shareholder Prides as compensation for its two representative directors. During 2007, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to its shareholder Prides as compensation for its two representative directors. There were no such grants in 2009 or 2008. As of December 31, 2009, 144,626 stock options previously granted to Prides were vested, and 25,727 shares previously granted to Prides were unrestricted. These options and restricted share awards were subject to variable accounting under ASC 718-10 as interpreted by EITF 96-18. The Company valued these stock options and restricted shares using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 11). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Compensation expense of $0, less than $(0.1) million and $0.4 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively, related to such grants.

14. INCOME TAXES

The Company adopted ASC 740-10 (formerly FIN 48), Income Taxes – Overall, effective January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. In accordance with ASC 740-10, the Company did not recognize any liability for unrecognized tax benefits. The Company policy is to record accrued interest and penalties related to unrecognized tax benefits as part of other expense. The Company’s federal income tax returns for 2005 through 2007 are open tax years and are subject to examination by the Internal Revenue Service.

The components of the income tax (provision) benefit for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Current tax expense – Foreign	$(18)	$(6)	$(237)
Deferred tax benefit – Foreign	—	—	66

Total	$(18)	$(6)	$(171)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carry-forwards	$12,740	$10,383
Stock option compensation – ASC 718-10	2,051	1,505
Credits	946	781
Deferred revenue	303	381
Allowance for doubtful accounts and reserve for refunds	69	19
Deferred rent	90	86
Compensation	—	27
Other	3	9

	16,202	13,191
Valuation allowance	(16,173)	(13,065)

Total deferred tax assets	29	126

Deferred tax liabilities:
Depreciation and amortization	(11)	—
Identifiable intangibles	(18)	(126)

Total deferred tax liabilities	(29)	(126)

Net deferred income tax liability	$—	$—

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASC 740 (formerly SFAS 109), Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $16.2 million and $13.1 million valuation allowance at December 31, 2009 and 2008, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2009, 2008 and 2007 was an increase of approximately $3.1 million, $4.0 million and $1.9 million, respectively.

At December 31, 2009, the Company had approximately $48.8 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2029. Approximately $15.0 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. In May 2006, the Company acquired Nutrio, which had net operating losses of $3.7 million, which are subject to an annual Section 382 limitation. As a result of the Section 382 study update for 2008, it was determined that the Company has not experienced a change in control, as defined under Section 382 of the Internal Revenue Code. Therefore, the utilization of the Company’s net operating loss carry-forwards may be limited on an annual basis due to a previous change in control and could expire unused. Although the Company has not completed the required study update for 2009, the Company does not believe it has experienced any additional changes in control as defined under Section 382 of the Internal Revenue Code.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.2)	(2.1)	(2.7)
Non-deductible items	14.4	5.6	0.1
Changes in valuation allowance	25.6	19.9	20.9
Return to provision adjustment	(2.1)	4.6	0.1
Undistributed earnings of foreign subsidiary	—	(2.9)	11.0
Goodwill impairment	—	8.9	4.8
Other	(1.6)	—	1.5

	0.1%	0.0%	1.7%

15. SEGMENT INFORMATION

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and segment loss of the Company’s three reportable segments for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Net revenues:
U.S. business-to-consumer	$13,531	$19,758	$26,234
U.S. business-to-business	4,054	3,645	2,574

Total U.S.	17,585	23,403	28,808
Europe	523	532	921

Consolidated net revenues	$18,108	$23,935	$29,729

Segment (loss) income:
U.S. business-to-consumer	$(8,404)	$(18,977)	$(7,807)
U.S. business-to-business	1,043	1,928	512

Total U.S.	(7,361)	(17,049)	(7,295)
Europe	477	455	(1,443)

Consolidated loss from operations	$(6,884)	$(16,594)	$(8,738)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Identifiable assets:
U.S. business-to-consumer	$5,039	$8,047
U.S. business-to-business	7,408	7,520

Total U.S.	12,447	15,567
Europe	9	104

Total identifiable assets	$12,456	$15,671

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2009	2008
Long-lived assets, net:
U.S. business-to-consumer	$2,185	$3,665
U.S. business-to-business	—	—

Total U.S.	2,185	3,665
Europe	—	—

Total long-lived assets	$2,185	$3,665

Goodwill:
U.S. business-to-consumer	$—	$—
U.S. business-to-business	6,835	6,835

Total U.S.	6,835	6,835
Europe	—	—

Total goodwill	$6,835	$6,835

16. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three years ended December 31, 2009, 2008 and 2007 (in thousands, except per share information):

	2009	2008	2007
Basic and diluted loss per common share:
Net loss	$(12,061)	$(19,848)	$(9,408)

Weighted average common shares outstanding	25,721	25,115	24,811

Basic loss per common share	$(0.47)	$(0.79)	$(0.38)

17. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	2009	2008
Net loss	$(12,061)	$(19,848)
Other comprehensive income (loss):
Foreign currency translation	(21)	89

Comprehensive loss	$(12,082)	$(19,759)

Accumulated other comprehensive loss as of December 31, 2009 and 2008 consists of foreign currency translation.

18. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. SUBSEQUENT EVENTS

During January 2010, the Company awarded approximately 544,000 stock options under its Incentive Plan to certain directors as 2010 compensation for Board of Director fees. During January 2010, the Company also awarded approximately 133,000 stock options under its Incentive Plan to two newly hired employees.

During March 2010, the Company issued a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, (the “Richardson Note”). Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II, and the entire outstanding principal balance of the Richardson Note, together with all accrued and unpaid interest, shall be due and payable on April 1, 2011. Interest shall accrue at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Richardson Note at a rate of ten percent (10%) per annum. In connection with the Richardson Note, Prides waived rights under its existing Notes and related agreements that restrict the Company’s ability to incur additional indebtedness, only to the extent of the indebtedness evidenced by the Richardson Note.

20. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued new guidance contained within ASC 855-10-50 (formerly Statement of Financial Accounting Standards (SFAS) 165), Subsequent Events – Overall , which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. ASC 855-10 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) and have disclosed such events in Note 19 – Subsequent Events.

In June 2009, the FASB issued new guidance contained within ASC 105-10 (formerly SFAS 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles . The FASB ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authority for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. ASC 105-10 is effective for financial statements issued for

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interim and annual periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ended September 30, 2009, all references made by to GAAP in the consolidated financial statements now use the new ASC numbering system. The ASC does not change or alter existing GAAP and, therefore, does not have an impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC 985, Software ). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated financial position or results of operations.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2009
Net revenues	$5,271	$4,733	$4,238	$3,866	$18,108
Loss from operations	(1,683)	(1,387)	(1,977)	(1,837)	(6,884)
Net loss	(2,837)	(2,638)	(3,298)	(3,288)	(12,061)
Basic and diluted loss per common share	(0.11)	(0.10)	(0.13)	(0.12)	(0.47)

2008
Net revenues	$8,764	$6,451	$4,753	$3,967	$23,935
Loss from operations	(4,552)	(2,398)	(2,254)	(7,390)	(16,594)
Net loss	(5,125)	(3,128)	(3,199)	(8,396)	(19,848)
Basic and diluted loss per common share	(0.20)	(0.12)	(0.13)	(0.33)	(0.79)

The sum of the quarterly loss per common share amounts may not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2009
Allowance for doubtful accounts	$43	$15	$—		$9	(1)	$67
Returns reserve	25	—	505	(2)	(505	)(3)	25
Valuation allowance for deferred tax assets	13,065	3,108	—		—		16,173

Year ended December 31, 2008
Allowance for doubtful accounts	$85	$222	$—		$(264	)(1)	$43
Returns reserve	17	—	1,412	(2)	(1,404	)(3)	25
Valuation allowance for deferred tax assets	9,113	3,952	—		—		13,065

Year ended December 31, 2007
Allowance for doubtful accounts	$171	$(30)	$—		$(56	)(1)	$85
Returns reserve	33	—	641	(2)	(657	)(3)	17
Valuation allowance for deferred tax assets	7,186	1,927	—		—		9,113

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Gross amount added to returns reserve based on historical experience.
(3)	Gross refund and chargeback amounts paid of $0.5 million, $1.4 million and $0.7 million and non-cash adjustments to refund reserve of $0, $8,000, $16,000 for the years ended December 31, 2009, 2008 and 2007, respectively.