Form 10-Q
period 2010-03-31
EDIETS COM INC
filed 2010-05-13
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-30559

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 12, 2010:

Common Stock, $.001 par value per share	34,323,512 shares

eDiets.com, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$861	$1,475
Accounts receivable, net	680	546
Prepaid meal delivery and inventory	158	359
Prepaid expenses and other current assets	279	264

Total current assets	1,978	2,644

Restricted cash	544	544
Property and office equipment, net	1,842	2,185
Intangible assets, net	38	47
Goodwill	6,835	6,835
Other assets	198	201

Total assets	$11,435	$12,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,531	$1,117
Accrued liabilities	1,362	1,855
Current portion of capital lease obligations	21	23
Deferred revenue	1,481	1,242
Senior secured notes, net – related party	13,483	11,959

Total current liabilities	17,878	16,196
Capital lease obligations, net of current portion	38	43
Deferred revenue	721	922
Senior secured notes, net – related party	5,358	4,865
Note payable – related party	500	—

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	29	29
Additional paid-in capital	50,774	50,596
Accumulated other comprehensive income (loss)	9	(82)
Accumulated deficit	(63,872)	(60,113)

Total stockholders’ deficit	(13,060)	(9,570)

Total liabilities and stockholders’ deficit	$11,435	$12,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUE
Digital plans	$1,040	$1,398
Meal delivery	2,997	1,907
Business-to-business	716	1,630
Other	265	336

TOTAL REVENUE	5,018	5,271

COSTS AND EXPENSES:

Cost of revenue
Digital plans	165	276
Meal delivery	2,012	1,535
Business-to-business	32	51
Other	43	62

Total cost of revenue	2,252	1,924

Technology and development	852	1,011

Sales, marketing and support	2,977	2,259

General and administrative	1,142	1,582

Amortization of intangible assets	12	178

Total costs and expenses	7,235	6,954

Loss from operations	(2,217)	(1,683)

Interest income	1	6

Interest expense	(1,543)	(1,154)

Loss before income tax provision	(3,759)	(2,831)

Income tax provision	—	(6)

Net loss	$(3,759)	$(2,837)

Loss per common share:
Basic and diluted	$(0.13)	$(0.11)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	29,049	25,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,759)	$(2,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	361	403
Amortization of intangibles	12	178
Amortization of discount and expenses, senior secured notes – related party	724	452
Paid-in-kind interest, senior secured notes – related party	1,306	1,121
Provision for bad debt	10	35
Stock-based compensation	178	387
Changes in operating assets and liabilities:
Accounts receivable	(144)	(296)
Prepaid expenses, inventory and other assets	175	(194)
Accounts payable and accrued liabilities	(80)	(237)
Deferred revenue	39	(712)

Net cash used in operating activities	(1,178)	(1,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and office equipment, net	(20)	(22)

Net cash used in investing activities	(20)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	500	—
Repayment of capital lease obligations	(7)	(21)

Net cash provided by (used in) financing activities	493	(21)

Effect of exchange rate changes on cash and cash equivalents	91	118

NET DECREASE IN CASH AND CASH EQUIVALENTS	(614)	(1,625)
Cash and cash equivalents, beginning of period	1,475	2,523

Cash and cash equivalents, end of period	$861	$898

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2010, the Company had a net loss of approximately $3.8 million and for the three months ended March 31, 2010 the Company used approximately $1.2 million of cash in its operations. As of March 31, 2010, the Company has an accumulated deficit of approximately $63.9 million and a total stockholders’ deficit of approximately $13.1 million. As of March 31, 2010, the Company’s unrestricted cash balance was approximately $0.9 million.

Subsequent to March 31, 2010, the Company entered into (1) a Debt Conversion Agreement with Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, to convert to equity the aggregate principal amount of the three outstanding notes issued in favor of Prides (the “Prides Notes”) and (2) a Debt Conversion Agreement with Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides, to convert to equity the principal amount of an outstanding note issued in favor of Mr. Richardson (the “Richardson Note”). See Note 14 – Subsequent Events. The first of the Prides Notes (which are secured by substantially all of our assets) has a maturity date of August 31, 2010, with an original principal amount due of $10.0 million, together with accrued interest of approximately $5.5 million. Upon closing of the transactions contemplated by the Debt Conversion Agreement with Prides, the three Prides Notes, together with accrued interest, will be exchanged for shares of the Company’s common stock. The Debt Conversions have not taken place as of the time of filing these financial statements and will not close until at least 20 calendar days after a definitive information statement is sent to the Company’s stockholders.

In April 2010, the Company completed a registered offering of 5,275,000 shares of common stock to investors for a price of $1.00 per share (the “Registered Offering”). The Company received net proceeds of approximately $4.9 million (see Note 14 – Subsequent Events), after placement agent fees and expenses from the Registered Offering.

Management may still seek additional capital through a private placement or public offering of its common stock or securities convertible into common stock. Additional financing may be provided by the issuance of common stock or debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

There can be no assurances that the Company will be successful in generating or raising additional cash to finance operations. If the Company is not successful, the Company may be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect the Company’s financial condition and the value of the Company’s common stock.

The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Accounting Policies

Digital plan revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its Web sites. Subscriptions to the Company’s digital plans are paid in advance, mainly via credit/debit cards and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of six consecutive months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. Consequently, the Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk before the customers place any orders. Beginning in January 2008, the Company began offering certain promotions. Two of these promotions are: 1) buy seven weeks of meal delivery and get the 8th week for free and 2) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis. On July 31, 2009, the Company terminated the 15-year exclusive licensing agreement with Tesco Ireland Limited (“Tesco”) which provided Tesco with exclusive rights to use the Company’s personalized diet technology in the United Kingdom and Ireland. The effective date of the termination was July 1, 2009. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 may be applied on a prospective basis or by retrospective application for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is in the process of evaluating the potential impact of the adoption of ASU 2009-13 on the Company’s consolidated financial position and results of operations.

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

The Company’s debt consists of approximately $18.8 million of principal of senior secured notes, as discussed more fully in Note 8, which are not traded in an active market and are held by the Company’s largest shareholder, Prides. As a result of the volatility of substantially all domestic credit markets that currently exists and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of March 31, 2010, to determine the fair value of such debt.

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

At March 31, 2010, the Company had approximately $6.8 million of goodwill related to the May 2006 acquisition of Nutrio.

5. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Digital plans	$1,040	$1,398
Meal delivery	2,997	1,907
Business-to-business	716	1,630
Advertising and Ecommerce	85	271
Royalties	180	65

	$5,018	$5,271

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DEFERRED REVENUE

Deferred revenue consists of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Deferred revenue
Unearned digital plans revenue	$474	$425
Unearned development revenue	224	176
Unearned licensing revenue	206	26
Deferred royalty	1,298	1,537

Total deferred revenue	2,202	2,164
Less: current portion of deferred revenue	(1,481)	(1,242)

Non-current portion of deferred revenue	$721	$922

7. STOCK-BASED COMPENSATION

The Company grants stock options, restricted stock units and restricted stock awards to its employees, officers and directors. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008 and as amended and restated effective May 4, 2010). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, restricted stock units (“RSUs”), performance awards, deferred stock and unrestricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). A maximum of 6,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of common stock that may be issued in any calendar year pursuant to the exercise of ISOs and NSOs is 3,000,000 each. The maximum number of shares as to which options may be granted under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to SARs under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any ISO granted under the Incentive Plan may not exceed ten years, or five years if granted to a person that owns common stock representing more than 10% of the voting power of all class of stock of the Company. Options granted under the Incentive Plan generally vest ratably over a three-year period. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan also provides for awards of fully vested unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value unless granted in lieu of cash compensation equal to such fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive common stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee.

As of March 31, 2010 and December 31, 2009, there were 23,000 and 248,000 restricted stock units outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below on page 11, and 3,523,572 and 2,973,477 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provides for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of March 31, 2010 and December 31, 2009, 1,038,047 and 1,133,230 options, respectively, were outstanding under the Plan.

The Company accounts for its stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation – Stock Compensation. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

	Three Months Ended March 31,
	2010	2009
Expected term (in years)	3.7	3.9
Risk-free interest rate	1.9%	1.4%
Expected volatility	.703	.648
Expected dividend yield	—%	—%

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees, officers and directors. The Company uses the historical exercise experience in determining the expected term. For consultants, the expected term is equal to the term of the share-based awards.

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

As required by ASC 718-10, the Company estimates forfeitures of employee stock options, RSU’s and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are adjusted to the actual forfeiture experience as needed.

During the quarters ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSU’s and restricted stock awards) of approximately $0.2 million and approximately $0.4 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying consolidated statements of operations for the quarters ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$1	$4
Technology and development	9	59
Sales, marketing and support	10	66
General and administrative	158	258

	$178	$387

A summary of option activity under the Company’s stock plans for the quarter ended March 31, 2010 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	4,107	$3.08	5.32	$126
Granted	752	1.40
Exercised	—	—
Forfeited	(280)	3.01
Expired	(17)	4.28

Outstanding at March 31, 2010	4,562	$2.81	5.69	$259

Vested or expected to vest at March 31, 2010	4,165	$2.89	5.45	$218

Exercisable at March 31, 2010	2,098	$3.92	2.67	$21

The weighted-average fair value of stock options granted during the quarters ended March 31, 2010 and 2009 was $0.70 and $1.66, respectively.

There were no stock option exercises during the first quarters of 2010 and 2009. As of March 31, 2010, there was approximately $1.6 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the RSU’s outstanding under the Company’s Incentive Plan for the quarter ended March 31, 2010 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2009	248	$4.89
Granted	—	—
Vested	—	—
Forfeited	(225)	4.93

Non-vested at March 31, 2010	23	$4.52

No RSUs vested during the first quarter of 2010. The non-vested RSUs listed above are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of March 31, 2010. The total fair value of restricted stock awards that vested in the quarter ended March 31, 2009 was less than $0.1 million.

As restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of March 31, 2010, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

In March 2008, 69,000 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 RSUs , which were expected to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. As of March 31, 2010, performance conditions have not been established by the Board for the remaining 46,000 RSUs, and thus no compensation expense has been recorded to date related to these 46,000 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 69,000 RSUs are not vested as of March 31, 2010. The 46,000 RSUs have been excluded from the summary of RSU activity above.

In December 2008, 425,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 425,000 RSUs have been excluded from the summary of RSU activity above.

In January 2009, 5,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 5,000 RSUs have been excluded from the summary of RSU activity above.

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10.0 million from Prides , in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note calls for semi-annual interest payments at a rate of 15% per annum. The interest can be paid in cash or in equity at the discretion of the Company. The maturity date of the First Note is August 31, 2010 but it may be paid earlier, at the Company’s discretion, with no penalty. The First Note is classified as a short-term liability in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010. The First Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the First Note at maturity through the issuance of equity at $3.29 per share. The Company has chosen to pay in-kind the semi-annual interest payments to date.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $2.4 million, which will be amortized to interest expense over the three-year term of the First Note using the effective interest method. In the event that the Company chooses to pay its semi-annual interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the First Note using the effective interest method. As of March 31, 2010, the Company has amortized $1.9 million of the beneficial conversion feature discount.

Additionally, in connection with the financing, a warrant to purchase one million shares of the Company’s common stock at $5.00 per share was issued to Prides. The warrant has a 10-year term and is redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant has a relative fair value of $1.8 million, which is treated as a note discount and amortized over the three-year term of the First Note using the effective interest method. As of March 31, 2010, the Company has amortized $1.4 million of this discount.

On June 23, 2009, the Company executed an Agreement to Amend Warrants (“Warrant Amendment”) in which the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00 and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 9).

The Company incurred $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the three-year term of the First Note using the effective interest method. As of March 31, 2010, the Company has amortized approximately $0.2 million of this discount.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2010, the Company’s carrying value of the First Note was calculated to be approximately $13.5 million as follows (in thousands):

Senior secured note	$10,000
Paid in-kind interest	4,423
Discount related to warrants, net	(387)
Discount related to beneficial conversion feature, net	(518)
Discount related to issuance costs, net	(35)

$13,483

The Company recorded approximately $1.0 million of interest expense, including amortization of the note discounts and expenses of approximately $0.5 million related to the First Note for the three months ended March 31, 2010. The Company recorded approximately $0.8 million of interest expense, including amortization of the note discounts of $0.4 million, related to the First Note for the three months ended March 31, 2009. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

On May 30, 2008, the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note calls for quarterly interest payments at a rate of 18% per annum. The interest can be paid in cash provided that Prides notifies the Company no less than 15 days prior to such payment date and if no notice is given such accrued interest will be added to the principal amount of the Second Note. The maturity date of the Second Note is June 30, 2011 but it may be paid earlier, subject to a penalty. The Second Note has a conversion feature allowing Prides to exercise an option to require the Company to repay the Second Note at maturity through the issuance of equity at $4.67 per share. The Company chose to pay in-kind the quarterly interest payments to date.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $1.1 million, which is amortized to interest expense over the three-year term of the Second Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Second Note using the effective interest method. As of March 31, 2010, the Company has amortized approximately $0.4 million of the beneficial conversion feature discount.

Additionally, in connection with the Second Note financing, a warrant to purchase approximately 0.5 million shares of the Company’s common stock at $4.25 per share was issued to Prides. The warrant has a 10-year term and is redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant has a relative fair value of $1.0 million, which is treated as a note discount and amortized over the three-year term of the Second Note using the effective interest method. As of March 31, 2010, the Company has amortized approximately $0.4 million of this discount.

In connection with the Warrant Amendment mentioned above, on June 23, 2009, the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00, and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 9).

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the three-year term of the Second Note using the effective interest method. As of March 31, 2010, the Company has amortized approximately $40,000 of this discount.

As of March 31, 2010, the Company’s carrying value of the Second Note was calculated to be approximately $2.2 million as follows (in thousands):

Senior secured note	$2,595
Paid in-kind interest	1,007
Discount related to warrants, net	(651)
Discount related to beneficial conversion feature, net	(724)
Discount related to issuance costs, net	(55)

$2,172

The Company recorded approximately $0.3 million of interest expense, including amortization of the note discounts and expenses of approximately $0.2 million related to the Second Note for the three months ended March 31, 2010. The Company recorded approximately $0.2 million of interest expense, including amortization of the note discounts of approximately $0.1 million, related to the Second Note for the three months ended March 31, 2009. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note with the same terms as the Second Note, as described above, with the exception of the conversion price being $2.79. The Third Note is also due on June 30, 2011. The issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note issued on May 30, 2008. The Company has chosen to pay in-kind the quarterly interest payments to date.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the conversion feature is considered a beneficial conversion feature and is being treated as a note discount with a fair value of approximately $0.1 million, which will be amortized to interest expense over the term of the Third Note using the effective interest method. In the event that the Company chooses to pay its quarterly interest costs in equity it may result in additional beneficial conversion features which would be treated as note discounts and amortized over the remaining term of the Third Note using the effective interest method. As of March 31, 2010, the Company has amortized approximately $29,000 of the beneficial conversion feature discount.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance ASC 470-20-30, these issuance costs are treated as a note discount and are being amortized over the term of the Third Note using the effective interest method. As of March 31, 2010, the Company has amortized approximately $22,000 of this discount.

As of March 31, 2010, the Company’s carrying value of the Third Note was calculated to be approximately $3.2 million as follows (in thousands):

Senior secured note	$2,550
Paid in-kind interest	713
Discount related to beneficial conversion feature, net	(43)
Discount related to issuance costs, net	(34)

$3,186

The Company recorded approximately $0.2 million of interest expense, including amortization of the note discounts and expenses of approximately $17,000 related to the Third Note for the three months ended March 31, 2010. The Company recorded approximately $0.1 million of interest expense, including amortization of the note discounts of approximately $11,000, related to the Third Note for the three months ended March 31, 2009. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

The First Note, Second Note and Third Note (“Notes”) placed certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. At March 31, 2010, the Company is in compliance with all the covenants in the Notes.

On March 9, 2010, the Company issued a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, (the “Richardson Note”). Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II, and the entire outstanding principal balance of the Richardson Note, together with all accrued and unpaid interest, is due and payable on April 1, 2011. Interest accrues at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Richardson Note at a rate of ten percent (10%) per annum. In connection with the Richardson Note, Prides waived rights under its existing Notes and related agreements that restrict the Company’s ability to incur additional indebtedness, to the extent of the indebtedness evidenced by the Richardson Note.

9. RELATED PARTY TRANSACTIONS

Senior Secured Notes

On August 31, 2007, May 30, 2008 and November 13, 2008, the Company borrowed $10.0 million, $2.6 million and $2.55 million, respectively, from Prides, the Company’s majority shareholder, in the form of Senior Secured Notes and accompanying agreements (as described in Note 8).

On March 9, 2010, the Company borrowed $500,000 from Kevin A. Richardson II, one of the Company’s directors and an officer of Prides (as described in Note 8).

Equity

The Company issued Warrants to purchase approximately 1.2 million shares at $6.00 per share to Prides in connection with the private placement that occurred in connection with the May 2006 acquisition of Nutrio (as described in Note 4). In connection with the Notes issued in August 2007 and May 2008, as described in Note 8, the Company issued warrants to purchase 1.0 million shares at $5.00 per share and 0.5 million shares at $4.25 per share, respectively.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At March 31, 2010, there were 1,209,652 Prides New Warrants outstanding and 479,718 Warrants outstanding for the three directors.

During January 2010, the Company awarded Kevin A. Richardson, II a total of 82,951 stock options with an exercise price of $1.39 as compensation for 2010 board fees. These stock options vest by December 31, 2010.

During 2006, the Company granted 100,000 stock options with exercise prices ranging from $3.22 to $5.52 and 3,300 unrestricted stock awards to its shareholder Prides as compensation for its two representative directors. During 2007, the Company granted 44,626 stock options with an exercise price of $3.79 and 22,427 restricted stock awards to its shareholder Prides as compensation for its two representative directors. There were no such grants in 2010, 2009 or 2008. As of March 31, 2010, 144,626 stock options previously granted to Prides were vested, and 25,727 shares previously granted to Prides were unrestricted. These options and restricted share awards were subject to variable accounting under ASC 718-10 as interpreted by EITF 96-18. The Company valued these stock options and restricted shares using the Black-Scholes-Merton pricing model (see assumptions and additional disclosures in Note 7). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. No compensation expense was recorded for the three months ended March 31, 2010 and 2009, respectively, related to such grants.

10. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 818,000 and 750,000, respectively, for the three months ended March 31, 2010 and 2009. In addition, the Company had zero dilutive potential common shares related to its convertible debt at both March 31, 2010 and 2009.

11. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(3,759)	$(2,837)
Other comprehensive income (loss):
Foreign currency translation	91	118

Comprehensive loss	$(3,668)	$(2,719)

Accumulated other comprehensive income (loss) as of March 31, 2010 and 2009 consists of foreign currency translation.

12. SEGMENT INFORMATION

ASC 280 (formerly SFAS 131), Segment Reporting, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products (ecommerce and meal delivery) related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment, the U.S. business-to-business segment and the European business segment. Meal delivery and Digital plans operations are included in the U.S. business-to-consumer segment.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on business segment. Accounting policies of the reportable segments are the same as the Company’s consolidated accounting policies.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and segment loss of the Company’s three reportable segments for the quarters ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net revenues:
U.S. business-to-consumer	$4,122	$3,576
U.S. business-to-business	716	1,630

Total U.S.	4,838	5,206
Europe	180	65

Consolidated net revenues	$5,018	$5,271

Segment (loss) income:
U.S. business-to-consumer	$(2,556)	$(2,371)
U.S. business-to-business	193	642

Total U.S.	(2,363)	(1,729)
Europe	146	46

Consolidated loss from operations	$(2,217)	$(1,683)

13. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

14. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 – Subsequent Events, the Company evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”).

On April 5, 2010, the Company entered into subscription agreements with investors (the “Investor Subscription Agreements”) relating to the issuance and sale (the “Offering”) by the Company of 5,275,000 shares (the “Shares”) of its common stock, par value $0.001 per share at a price of $1.00 per share. The net proceeds from the Offering, after deducting the placement agent’s fees, were approximately $4.9 million. The Offering closed on April 9, 2010. The Company made the Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-165445) declared effective by the Securities and Exchange Commission on March 25, 2010.

On April 5, 2010, the Company entered into (1) a Debt Conversion Agreement with Prides to convert the aggregate principal amount of the three outstanding Prides Notes and (2) a Debt Conversion agreement with Kevin A. Richardson, II, to convert the principal amount of the Richardson Note, plus in both cases all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Offering, or $1.00 per share, (collectively, the “Debt Conversions”). In addition, on April 5, 2010, the Company entered into Securities Subscription and Purchase Agreements with Mr. Richardson, Kevin N. McGrath, and Lee S. Isgur pursuant to which they agreed to purchase $500,000 of common stock at a price equal to the price at which the common stock was sold in the Offering, or $1.00 per share (the “Private Placement”). The Debt Conversions have not taken place as of the time of filing these financial statements and the Private Placement has not closed as of the time of filing these financial statements. Once the Debt Conversions have taken place and the Private Placement has closed, the issuance of common stock pursuant to the Debt Conversion Agreements and the issuance of common stock in connection with the Private Placement will result in a significant dilution in the equity interests of the Company’s current stockholders.

Pursuant to the Prides Debt Conversion Agreement, Prides waived (i) the prohibition on related party transactions outside the ordinary course of business under its August 2007 Note and Warrant Purchase Agreement and the May 2008 Note and Warrant Purchase Agreement with the Company as to the Offering, the Private Placement and the Richardson Note Debt Conversion, (ii) the prepayment premium pursuant to certain of the Prides Notes in respect of the Prides Debt Conversion, and (iii) the mandatory prepayment provisions pursuant to certain of the Prides Notes in respect of the Offering, the Private Placement, and the Richardson Note Debt Conversion.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the required stockholder approval, pursuant to the Debt Conversions and the Purchase Agreements, the Company has filed an information statement with the SEC and will send the information statement to stockholders as required by Regulation 14C under the Securities Exchange Act of 1934, as amended, and Delaware law. The Debt Conversions and the Private Placement will not close until at least 20 calendar days after a definitive information statement is sent to stockholders.

In connection with the Offering, the Company entered into a placement agency agreement dated April 5, 2010 (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”) pursuant to which the Placement Agent agreed to act as the exclusive placement agent on a best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 7% of the gross proceeds of the Shares issued in the Offering. In addition, the Company will reimburse the Placement Agent for all reasonable out-of-pocket expenses that have been incurred by the Placement Agent in connection with the Offering, which shall not exceed 1% of the gross proceeds received by the Company from the sale of Shares in the Offering. The Placement Agent has also agreed to act as the placement agent with respect to the Private Placement and the Richardson Note Debt Conversion on the same basis as in the Offering, and accordingly will receive a cash fee equal to 7% of the price per share of the Common Stock issued in the Private Placement and Richardson Note Debt Conversion ($0.07 per share). In addition, the Company will also reimburse the Placement Agent for all reasonable out-of-pocket expenses that have been incurred by the Placement Agent in connection with the Private Placement and the Richardson Note Debt Conversion, which shall not exceed 1% of the price per share of the Common Stock issued in the Private Placement and the Richardson Note Debt Conversion.

On May 4, 2010, the Company held its 2010 Annual Meeting of Stockholders whereby the Amended and Restated 2004 Equity Incentive Plan was approved by the Company’s shareholders.

During May 2010, the Company awarded approximately 34,000 stock options under its Incentive Plan to certain employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways.

•	We sell digital weight-loss programs.

•	We offer a nationwide weight loss oriented meal delivery service.

•	We earn licensing revenues from the use of our intellectual property and development revenues from the planning, design and development of private-label nutrition Web sites.

•	We sell advertising throughout our content assets, which are our diet, fitness and healthy lifestyle-oriented Web sites.

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

Subscribers to our digital diet and meal delivery plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a digital diet or meal delivery product, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by licensed mental health counselors, registered dietitians and certified fitness trainers and the resources of approximately 20 customer service representatives, nutritionists and fitness personnel.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and to understanding our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2009 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk before the customers place any orders. Beginning in January 2008 we began offering two promotions: a) buy seven weeks of meal delivery and get the 8 th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-45, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2010 and 2009, we had a net loss of approximately $3.8 million and approximately $2.8 million, respectively. We used approximately $1.2 million of cash in our operations for the three months ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of approximately $63.9 million, a total stockholders’ deficit of approximately $13.1 million and our unrestricted cash balance was approximately $0.9 million.

The continuation of our business may depend upon raising additional financial support. Additional financing may be provided by the issuance of common stock or debt, project financing, joint venture projects, a strategic alliance or business combination, or a combination of these. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

We may seek additional capital through a private placement or public offering of our common stock and warrant exercises. There can be no assurances that we will be successful in raising additional cash to finance operations. If we are not successful, we could be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2010	2009
Revenue	100%	100%

Cost of revenue	45	37
Technology and development	17	19
Sales, marketing and support	59	43
General and administrative	23	30
Amortization of intangible assets	*	3
Interest income	*	*
Interest expense	31	22
Income tax provision	*	*
Net loss	(75)%	(54)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenue: Total revenue for the three months ended March 31, 2010 was $5.0 million, a decrease of approximately 5% versus the $5.3 million recorded in the corresponding prior year period.

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Digital plans	$1,040	$1,398
Meal delivery	2,997	1,907
Business-to-business	716	1,630
Advertising and Ecommerce	85	271
Royalties	180	65

Total revenue	$5,018	$5,271

Digital plans revenue was $1.0 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the three months ended March 31, 2010, the average digital plans subscriber base was approximately 21% lower than the corresponding prior year period and the average weekly fees were approximately 4% lower than the corresponding prior year period. Fewer digital plans subscribers were added during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Due to cash constraints and uncertain returns from online advertising, we reduced our spending in online advertising, as well as targeting more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in subscribers during the last several reporting periods. This decline appears to be abating, but our current number of subscribers is insufficient to sustain our liquidity. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a subscription-based model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of $3.0 million and $1.9 million, including shipping revenue, for the three months ended March 31, 2010 and 2009, representing an increase of approximately 57% for 2010. The increase in meal delivery revenue relates to an approximately 60% increase in meals shipped during the three months ended March 31, 2010 as compared to the same period of the prior year. We increased our offline advertising expense by approximately 195% over the same period of the prior year.

Business-to-business revenues, which are primarily development and license related revenues, were approximately $0.7 million and $1.6 million for the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2009, an eDiets Corporate Services contract was terminated and resulted in the acceleration of approximately $0.6 million in previously deferred revenue which was recognized during the first quarter of 2009. Additionally, other development revenue decreased by approximately $0.2 million for the three months ended March 31, 2010 as a result of contracts not being renewed upon expiration in either late 2009 or early 2010. Service revenue also declined by approximately $0.1 million for the three months ended March 31, 2010 as compared to the same period of the prior year.

Advertising revenue from our website and our newsletter was approximately $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions and lower ad rates in the first quarter of 2010 as compared to the corresponding prior year period. The number of visitors to our websites has declined over the last few reporting periods.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.2 million for the three months ended March 31, 2010 and approximately $0.1 million for the three months ended March 31, 2009.

In the future we expect that revenue streams from revenue sources other than digital plan subscriptions will continue to grow to a larger share of total revenue as we diversify from a subscription-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three months ended March 31, 2010 was approximately $2.3 million as compared to approximately $1.9 million and for the corresponding prior year period.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Digital plans	$165	$276
Meal delivery	2,012	1,535
Business-to-business	32	51
Other	43	62

Total cost of revenue	$2,252	$1,924

Gross margin as a percent of revenue decreased to approximately 55% for the three months ended March 31, 2010 from approximately 64% in the prior year. Gross margin for digital plans increased to approximately 84% from 80% as a result of the continued stabilization of our technology platform and terminating certain revenue share arrangements. Meal delivery gross margin increased to approximately 33% for the three months ended March 31, 2010 versus approximately 20% for the corresponding prior year period. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin decreased slightly from 97% to 96% for the three months ended March 31, 2010. The decrease in the blended margin overall for the three months ended March 31, 2010 as compared to the same period of the prior year is the result of the decrease in the high-margin business-to-business revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation.

Cost of digital plans revenue decreased to approximately $0.2 million for the three months ended March 31, 2010 as compared to approximately $0.3 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to approximately $2.0 million for the three months ended March 31, 2010 from approximately $1.5 million for the corresponding prior year period as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million for both the three months ended March 31, 2010 and the three months ended March 31, 2009.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for both the three months ended March 31, 2010 and the three months ended March 31, 2009.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.9 million for the three months ended March 31, 2010 as compared to approximately $1.0 million for the three months ended March 31, 2009. The decrease in technology and development expenses was primarily related to the overall temporary reduction in salaries offset by an increase in technology consulting expenses during the first quarter of 2010.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting two of our product lines: digital plans and meal delivery. These expenses increased to approximately $3.0 million in 2010 from approximately $2.3 million in the corresponding prior year period. The increase is primarily the result of an increase in offline advertising expense, offset by an overall reduction in sales, marketing and support salaries, in addition to a decrease in marketing consulting expenses. In total, advertising media expense was approximately $1.9 million for the three months ended March 31, 2010 versus approximately $0.9 million for the three months ended March 31, 2009. During the first quarter of 2010, we implemented a new offline advertising campaign.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses decreased to approximately $1.1 million as compared to approximately $1.6 million in the corresponding prior year period. The decrease for the three months ended March 31, 2010 is mainly due to lower compensation expense as a result of temporarily reducing salaries, a decrease in insurance expense and an overall decrease in supplies expense and utilities expense. During the first quarter of 2009, we incurred severance payments which totaled approximately $0.1 million for the three months ended March 31, 2009 and there were no severance payments during the first quarter of 2010.

Amortization of Intangible Assets: Amortization expense relates primarily to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense decreased to less than $0.1 million for the three months ended March 31, 2010 as compared to approximately $0.2 million for the corresponding prior year period. The reduction in amortization expense for the first quarter of 2010 is the result of certain Nutrio intangibles being completely amortized.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended March 31, 2010 and 2009.

Interest Expense: Interest expense increased to $1.5 million for the three months ended March 31, 2010, as compared to $1.2 million for the corresponding prior year period. The increase in interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Provision: Income tax provision was $0 for the three months ended March 31, 2010 and less than $0.1 million the three months ended March 31, 2009.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $3.8 million for the three months ended March 31, 2010 and a net loss of approximately $2.8 million for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the three months ended March 31, 2010 was for online and offline advertising promoting digital diet and meal delivery programs to potential subscribers and to support our business model as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. This trend is expected to continue going forward.

On April 5, 2010, we entered into subscription agreements with investors (the “Investor Subscription Agreements”) relating to the issuance and sale (the “Offering”) by the Company of 5,275,000 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”) at a price of $1.00 per share. The net proceeds from the Offering, after deducting the placement agent’s fees, were approximately $4.9 million. The Offering closed on April 9, 2010. We made the Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-165445) declared effective by the Securities and Exchange Commission on March 25, 2010.

On April 5, 2010, we entered into a Debt Conversion Agreement with Prides Capital Partners, LLC (“Prides”) to convert the aggregate principal amount of the three outstanding notes issued in favor of Prides on August 31, 2007, May 30, 2008 and November 13, 2008 (the “Prides Notes”) plus all accrued and unpaid interest through the date of conversion, into shares of Common Stock at a per share price equal to the price at which the Shares were sold in the Offering (the “Prides Debt Conversion Agreement”). Pursuant to the Prides Debt Conversion Agreement, Prides has agreed to release all security interests, liens and other encumbrances on the assets of the Company held by Prides pursuant to its existing Security Agreements. Further, pursuant to the Prides Debt Conversion Agreement, Prides has agreed to release the guarantors under any and all obligations arising under or in connection with the Subsidiary Guaranty Agreements in favor of Prides dated August 31, 2007 and May 30, 2008.

We also entered into a Debt Conversion agreement with Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides, to convert the principal amount of an outstanding note issued in favor of Mr. Richardson (the “Richardson Note”), plus all accrued and unpaid interest through the date of conversion, into Common Stock at a price equal to the price at which the common stock was sold in the Offering (the “Richardson Note Debt Conversion Agreement”). In addition, on April 5, 2010, we entered into Securities Subscription and Purchase Agreements with Mr. Richardson, Kevin N. McGrath, the Company’s CEO and one of the Company’s directors, and Lee S. Isgur, one of the Company’s directors, pursuant to which they agreed to purchase $500,000 of common stock at a price equal to the price at which the common stock was sold in the Offering (the “Private Placement”). The Debt Conversions have not taken place as of the time of filing this Form 10-Q and the Private Placement has not closed as of the time of filing this Form 10-Q.

Pursuant to the Prides Debt Conversion Agreement, Prides waived (i) the prohibition on related party transactions outside the ordinary course of business under its August 2007 Note and Warrant Purchase Agreement and the May 2008 Note and Purchase Warrant with the Company as to the Offering, the Private Placement and the Richardson Note Debt Conversion, (ii) the prepayment premium pursuant to certain of the Prides Notes in respect of the Prides Debt Conversion, and (iii) the mandatory prepayment provisions pursuant to certain of the Prides Notes in respect of the Offering, the Private Placement, and the Richardson Note Debt Conversion.

In connection with the required stockholder approval, pursuant to the Debt Conversions and the Purchase Agreements, we filed an information statement with the SEC and will send the information statement to stockholders as required by Regulation 14C under the Securities Exchange Act of 1934, as amended, and Delaware law. The Debt Conversions and the Private Placement will not close until at least 20 calendar days after a definitive information statement is sent to stockholders.

In connection with the Prides Debt Conversion, the Richardson Note Debt Conversion and the Private Placement, on April 5, 2010, we executed a second amendment to the Registration Rights Agreement dated June 23, 2009 and amended on September 8, 2009 (“Registration Rights Amendment”). Pursuant to the Registration Rights Amendment, the Company agreed to register for resale the shares of Common Stock issued pursuant to the Purchase Agreements and the Debt Conversion Agreements. The effectiveness of the Registration Rights Amendment is contingent upon the completion of the Prides Debt Conversion pursuant to the Prides Debt Conversion Agreement.

At March 31, 2010, we had a net working capital deficit of approximately $15.9 million, compared to a net working capital deficit of approximately $13.6 million at December 31, 2009. Cash and cash equivalents at March 31, 2010 were approximately $0.9 million, a decrease of approximately $0.6 million from the balance of $1.5 million at December 31, 2009.

Management may seek additional capital through a private placement or public offering of our common stock and warrant exercises. There can be no assurances that we would be successful in raising additional cash to finance operations. If we are not successful, we may have to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Based on our current financial condition, we may be unable to obtain financing on commercially reasonable terms if at all. If we are unable to obtain a financing in the future, we may be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect our financial condition and the value of our common stock.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $63.9 million as of March 31, 2010.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the three months ended March 31, 2010, we used approximately $1.2 million of cash in operating activities. The negative cash flow related to our net loss of $3.8 million, adjusted for, among other things, certain non-cash items including $0.4 million of depreciation, $0.7 million of amortization of the senior secured notes – related party discount and expenses, $1.3 million of paid-in-kind interest of the senior secured notes – related party, $0.2 million of stock-based compensation, and an aggregate increase in cash flows from our operating assets and liabilities of less than $0.1 million.

For the three months ended March 31, 2009, we used approximately $1.7 million of cash in operating activities. The negative cash flow related to our net loss of $2.8 million, adjusted for, among other things, certain non-cash items including $0.4 million of depreciation, $0.2 million of amortization of intangible assets, $0.5 million of amortization of the senior secured notes – related party discount and expenses, $1.1 million of paid-in-kind interest of the senior secured notes – related party and $0.4 million of stock-based compensation, offset by an aggregate decrease in cash flows from our operating assets and liabilities of $1.4 million.

Cash Flows from Investing Activities: For the three months ended March 31, 2010 we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily software development.

For the three months ended March 31, 2009 we used less than $0.1 million of cash in investing activities. The cash usage was due to less than $0.1 million of capital expenditures, primarily computer equipment.

Cash Flows from Financing Activities: For the three months ended March 31, 2010, our financing activities provided for approximately $0.5 million of cash. This was primarily attributable to $0.5 million in net proceeds from a related party note payable, offset by less than $0.1 million of repayment of capital lease obligations.

For the three months ended March 31, 2009 we used less than $0.1 million in financing activities. The cash used related to the repayment of capital lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our expectation that we will seek additional capital through a private placement or public offering of our common stock or securities convertible into our common stock;

•	our belief regarding market demand for our products;

•	our expectation that revenue streams from revenue sources other than digital plan subscriptions will continue to become a larger share of total revenues;

•	our expectation that we will not pay dividends on our common stock in the foreseeable future;

•	our expectation regarding our revenue stream, our ability to manage our expenses and the impact of our results;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional capital through a private placement or public offering of our common stock or securities convertible into our common stock;

•	our ability to accurately assess market demand for our products;

•	our ability to improve our meal delivery margin and its effect on total gross margins;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience Web site service interruption;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

eDiets.com, Inc., a Delaware corporation

/s/ Thomas Hoyer
Thomas Hoyer Chief Financial Officer (Duly Authorized Officer)

Date: May 13, 2010

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section1350 Certification of Chief Executive Officer of the Company

32.2	Section1350 Certification of Chief Financial Officer of the Company