Form 10-Q
period 2010-06-30
EDIETS COM INC
filed 2010-08-16
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 13, 2010:

Common Stock, $.001 par value per share	57,418,520 shares

eDiets.com, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,028	$1,475
Accounts receivable, net	685	546
Prepaid meal delivery and inventory	270	359
Prepaid expenses and other current assets	942	264

Total current assets	4,925	2,644

Restricted cash	544	544
Property and office equipment, net	1,776	2,185
Intangible assets, net	1	47
Goodwill	—	6,835
Other assets	45	201

Total assets	$7,291	$12,456

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,529	$1,117
Accrued liabilities	1,366	1,855
Current portion of capital lease obligations	20	23
Deferred revenue	1,401	1,242
Senior secured notes, net – related party	—	11,959

Total current liabilities	4,316	16,196

Capital lease obligations, net of current portion	33	43
Deferred revenue	524	922
Senior secured notes, net – related party	—	4,865

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	57	29
Additional paid-in capital	100,710	50,596
Accumulated other comprehensive loss	125	(82)
Accumulated deficit	(98,474)	(60,113)

Total stockholders’ equity (deficit)	2,418	(9,570)

Total liabilities and stockholders’ equity (deficit)	$7,291	$12,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUE
Digital plans	$1,018	$1,269	$2,058	$2,667
Meal delivery	3,526	2,289	6,523	4,196
Business-to-business	674	853	1,390	2,483
Other	218	322	483	658

TOTAL REVENUE	5,436	4,733	10,454	10,004

COSTS AND EXPENSES:

Cost of revenue
Digital plans	141	188	306	463
Meal delivery	2,344	1,714	4,356	3,249
Business-to-business	27	73	59	124
Other	52	49	95	112

Total cost of revenue	2,564	2,024	4,816	3,948

Technology and development	852	836	1,704	1,846

Sales, marketing and support	3,329	2,062	6,306	4,321

General and administrative	1,267	1,101	2,409	2,684

Amortization of intangible assets	12	97	24	275

Impairment of goodwill and intangible assets	6,865	—	6,865	—

Total costs and expenses	14,889	6,120	22,124	13,074

Loss from operations	(9,453)	(1,387)	(11,670)	(3,070)

Interest income	1	3	2	9

Interest expense	(1,189)	(1,243)	(2,732)	(2,397)

Interest expense incurred with debt conversion	(23,961)	—	(23,961)	—

Loss before income tax provision	(34,602)	(2,627)	(38,361)	(5,458)

Income tax provision	—	(11)	—	(17)

Net loss	$(34,602)	$(2,638)	$(38,361)	$(5,475)

Loss per common share:
Basic and diluted	$(0.75)	$(0.10)	$(1.10)	$(0.22)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	45,987	25,193	34,913	25,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,361)	$(5,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	724	799
Amortization of intangibles	24	275
Amortization of discount and expenses, senior secured notes – related party	1,291	952
Accrued interest and paid-in-kind interest, senior secured notes – related party	2,112	1,384
Amortization of discounts and interest expense incurred with debt conversion – related party	23,961	—
Provision for bad debt	(6)	21
Stock-based compensation	472	779
Impairment of goodwill and intangible assets	6,865	—
Changes in operating assets and liabilities:
Accounts receivable	(134)	(154)
Prepaid expenses and other assets	(484)	440
Accounts payable and accrued liabilities	(77)	157
Deferred revenue	(239)	(770)

Net cash used in operating activities	(3,852)	(1,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and office equipment, net	(315)	(29)

Net cash used in investing activities	(315)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	500	—
Proceeds from issuance of common stock under private placement	500	—
Proceeds from issuance of common stock – registered direct offering	5,275
Common stock issuance costs	(748)	(18)
Repayment of capital lease obligations	(14)	(42)

Net cash provided by (used in) financing activities	5,513	(60)

Effect of exchange rate changes on cash and cash equivalents	207	14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,553	(1,667)
Cash and cash equivalents, beginning of period	1,475	2,523

Cash and cash equivalents, end of period	$3,028	$856

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3	$7

Cash refunded from income taxes	$—	$(44)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party debt conversion	$22,595	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and six months ended June 30, 2010, the Company had a net loss of approximately $34.6 million and approximately $38.4 million, respectively, and for the six months ended June 30, 2010 the Company used approximately $3.9 million of cash in its operations. As of June 30, 2010, the Company has an accumulated deficit of approximately $98.5 million and total stockholders’ equity of approximately $2.4 million. As of June 30, 2010, the Company’s unrestricted cash balance was approximately $3.0 million.

On April 5, 2010, the Company entered into (1) a Debt Conversion Agreement with Prides Capital Partners, LLC (“Prides”), the Company’s majority shareholder, to convert to equity the aggregate principal amount of the three outstanding notes issued in favor of Prides (the “Prides Notes”) and (2) a Debt Conversion Agreement with Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides, to convert to equity the principal amount of an outstanding note issued in favor of Mr. Richardson (the “Richardson Note”). See Note 6 – Equity Transactions. The first of the Prides Notes (which were secured by substantially all of our assets) had a maturity date of August 31, 2010, with an original principal amount due of $10.0 million, together with accrued interest of approximately $5.5 million. Upon closing of the transactions on June 4, 2010, the three Prides Notes, together with accrued interest, were exchanged for shares of the Company’s common stock (as further described in Note 6 – Equity Transactions).

On April 9, 2010, the Company completed a registered offering of 5,275,000 shares of common stock to investors for a price of $1.00 per share (the “Registered Offering”). The Company received net proceeds of approximately $4.9 million (see Note 6 – Equity Transactions), after placement agent fees and expenses from the Registered Offering.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In light of the Company’s results of operations, Management has and intends to continue to evaluate various possibilities, including raising additional capital (through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt), selling one or more lines of business or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders.

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

In accordance with Accounting Standards Codification (“ASC”) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

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

Business-to-business revenue relates to the Company’s Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with ASC 605-25 (formerly EITF 00-21), Revenue Recognition – Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

EDIETS.COM, INC.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company converted approximately $22.1 million of senior secured notes into 22,088,981 shares of the Company’s common stock during June of 2010, as discussed more fully in Note 6. The senior secured notes were not traded in an active market and were previously held by the Company’s largest shareholder, Prides.

The Company establishes a reserve for refunds for digital plan and meal delivery sales. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund, accordingly the Company estimates a reserve based on that assumption for future refunds. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the condensed consolidated financial statements.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC 985, Software). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated financial position or results of operations.

3. INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of intangible assets and goodwill for the U.S. business-to-business segment for the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows (in thousands):

	Tradename and Customer Relationships	Goodwill
Net Balance as of January 1, 2009	$334	$6,835
Amortization	(287)	—
Impairment	—	—

Balance as of December 31, 2009	47	6,835
Amortization	(17)	—
Impairment	(30)	(6,835)

Balance as of June 30, 2010	$—	$—

Intangible assets related to the acquisition of Nutrio.com, Inc. (“Nutrio”) in May 2006 were being amortized using the straight-line method over periods ranging from 2-5 years with a weighted average life of approximately 2.8 years. The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of the finite-lived intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.

The Nutrio tradename, which was acquired in May 2006, was the only finite-lived intangible asset with a remaining carrying value at the time of the review of Nutrio’s intangibles during the second quarter of 2010. As a result of customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty, the Company performed an impairment assessment of Nutrio’s finite-lived intangible assets. At the time of the assessment, the remaining carrying value of the tradename was approximately $30,000. The Company determined there are no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows are zero, compared to the carrying value of approximately $30,000, the Company deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded under “Impairment of goodwill and intangible assets” in the Consolidated Statement of Operations for the six months ended June 30, 2010. Prior to the impairment charge, aggregate amortization expense of intangible assets was approximately $17,000 and $270,000 for the six months ended June 30, 2010 and 2009, respectively.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reviews its goodwill on an annual basis, or more frequently if events and circumstances warrant, to determine, if any impairment exists. The Company follows the provisions of ASC 350, Goodwill and Other Intangible Assets (formerly SFAS 142). ASC 350 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in ASC 350, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. ASC 350 describes the reporting unit as an “operating segment” as that term is used in ASC 280, Segment Reporting (formerly SFAS 131). The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment (which includes meal delivery), the U.S. business-to-business segment (which includes eDiets Corporate Services) and the European business segment. The Company evaluates goodwill along these segment lines, which represent the Company’s reporting units. The Company performed additional impairment assessments which resulted in impairment charges as described below.

During the second quarter of 2010, indicators of potential impairment of the U.S. business-to-business reporting unit caused the Company to conduct an interim impairment test of its goodwill. Those indicators included customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. The Company completed step one of the impairment analysis and estimated the fair value of the U.S. business-to-business reporting unit using a discounted cash flows method. The discount rate used was the Company’s weighted average cost of capital (“WACC”) discount rate. The WACC includes the cost of debt and the cost of equity and was derived using the Capital Asset Pricing Model, whereby market participants were identified and used in management’s calculation of the WACC. Upon performing the first step of the goodwill impairment test, the Company determined that the carrying amount of this reporting unit exceeded its fair value, based on a discounted cash flows method. Therefore, the second step of the goodwill impairment test was performed to allocate the fair value of the reporting unit to the fair value of all tangible and identifiable intangible assets and determine the implied value of goodwill. Determining the implied value of goodwill requires the valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. This analysis indicated a remaining implied value of goodwill of zero which the Company compared to the carrying amount of the goodwill. As a result, the Company determined that its goodwill was fully impaired. This resulted in a non-cash impairment of goodwill of approximately $6.8 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the six months ended June 30, 2010.

4. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Digital plans	$1,018	$1,269	$2,058	$2,667
Meal delivery	3,526	2,289	6,523	4,196
Business-to-business	674	853	1,390	2,483
Advertising and Ecommerce	59	233	144	504
Royalties	159	89	339	154

	$5,436	$4,733	$10,454	$10,004

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEFERRED REVENUE

Deferred revenue consists of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Deferred revenue
Unearned digital plans revenue	$426	$425
Unearned development revenue	208	176
Unearned licensing revenue	244	26
Deferred royalty	1,047	1,537

Total deferred revenue	1,925	2,164
Less: current portion of deferred revenue	(1,401)	(1,242)

Non-current portion of deferred revenue	$524	$922

6. EQUITY TRANSACTIONS

2010 Related Party Equity Transactions

On April 5, 2010, the Company entered into a Debt Conversion Agreement with Prides (the “Prides Debt Conversion Agreement”) to convert the aggregate principal amount of the three outstanding Prides Notes, plus all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Registered Offering, or $1.00 per share (the “Prides Debt Conversion”). Also on April 5, 2010, the Company entered into a Debt Conversion Agreement with Mr. Richardson (the “Richardson Debt Conversion Agreement”) to convert the principal amount of the Richardson Note, plus all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Registered Offering, or $1.00 per share. (the “Richardson Debt Conversion” and, together with the Prides Debt Conversion, the “Debt Conversions”).

In addition, on April 5, 2010, the Company entered into Securities Subscription and Purchase Agreements with Mr. Richardson, Kevin N. McGrath, one of the Company’s directors and its President and Chief Executive Officer, and Lee S. Isgur, one of the Company’s directors, pursuant to which they agreed to purchase $500,000 of common stock at a price equal to the price at which the common stock was sold in the Registered Offering, or $1.00 per share (the “Private Placement”).

The Debt Conversions and the Private Placement each closed on June 4, 2010. At closing, the Company issued 22,088,981 shares of common stock to Prides in full satisfaction of the Prides Notes, and the Company issued 506,027 shares of common stock to Mr. Richardson in full satisfaction of the Richardson Note. In addition, the Company issued 500,000 shares of common stock in connection with the Private Placement. The Company entered into an amendment to the Registration Rights Agreement described below under “2009 Related Party Equity Transactions” pursuant to which it agreed to register, upon the occurrence of certain conditions, the resale of the shares of common stock issued as a result of the Debt Conversions and the Private Placement.

Pursuant to the Prides Debt Conversion Agreement, Prides waived (i) the prohibition on related party transactions outside the ordinary course of business under its August 2007 Note and Warrant Purchase Agreement and the May 2008 Note and Warrant Purchase Agreement with the Company as to the Registered Offering, the Private Placement and the Richardson Debt Conversion, (ii) the prepayment premium pursuant to certain of the Prides Notes in respect of the Prides Debt Conversion, and (iii) the mandatory prepayment provisions pursuant to certain of the Prides Notes in respect of the Registered Offering, the Private Placement, and the Richardson Debt Conversion.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2010 Registered Offering of Common Stock

On April 9, 2010, the Company completed the Registered Offering of 5,275,000 shares of common stock to investors for a price of $1.00 per share. The Company received net proceeds of approximately $4.9 million, after placement agent fees and expenses from the Registered Offering.

Warrants Issued to Related Parties

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

2009 Related Party Equity Transactions

On June 23, 2009 and on September 8, 2009, respectively, the Company executed Securities Subscription and Purchase Agreements (collectively the “Purchase Agreements”) with three of its directors, Kevin A. Richardson II, Lee Isgur and Kevin McGrath, who is also the Company’s President and Chief Executive Officer. Under the terms of the Purchase Agreements, the three directors agreed to purchase an aggregate of 1,066,040 shares of the Company’s common stock in exchange for an aggregate of $1.1 million in cash in a Private Placement (the “2009 Private Placement”). The Company used the $1.1 million of gross proceeds from the share sale to fund its business. As part of the 2009 Private Placement, the Company agreed to issue Warrants for the Purchase of Shares of Common Stock (each a “Warrant”) to the three directors, to purchase an aggregate of 479,718 shares of the Company’s common stock at an exercise price of $1.20 per share. Each Warrant has a ten year expiration date, is exercisable beginning immediately and provides for a cashless “net” exercise under certain conditions with respect to up to 25% of the shares of common stock issuable upon exercise thereof. The exercise price of each Warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than the closing price of the Company’s common stock on (i) June 22, 2009, for Warrants issued in connection with the June 2009 transaction, and (ii) September 4, 2009, for Warrants issued in connection with the September 2009 transaction. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on The Nasdaq Capital Market.

The Company also executed a Registration Rights Agreement (“Registration Rights Agreement”) with the three directors participating in the Private Placement and with Prides Capital. Pursuant to the Registration Rights Agreement, the Company agrees to register, upon the occurrence of certain conditions, the resale of the shares of common stock issued to the three directors and the shares of common stock issuable upon exercise of each Warrant and New Warrant.

In September 2009, Prides exercised a portion of the outstanding warrants to purchase 200,000 shares of the Company’s common stock. In connection with this exercise, the Company received $0.2 million and issued a New Warrant, with a 10-year term, to purchase 90,000 shares of the Company’s common stock at $1.20 per share. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on The Nasdaq Capital Market.

EDIETS.COM, INC.

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

At June 30, 2010, there were 1,209,652 Prides New Warrants outstanding and 479,718 Warrants outstanding for the three directors.

7. STOCK-BASED COMPENSATION

The Company grants stock options, restricted stock units and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008 and as amended and restated effective May 4, 2010). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, restricted stock units (“RSUs”), performance awards, deferred stock and unrestricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). A maximum of 6,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of common stock that may be issued in any calendar year pursuant to the exercise of ISOs and NSOs is 3,000,000 each. The maximum number of shares as to which options may be granted under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to SARs under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any ISO granted under the Incentive Plan may not exceed ten years, or five years if granted to a person that owns common stock representing more than 10% of the voting power of all classes of stock of the Company. Options granted under the Incentive Plan generally vest ratably over a three-year period. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan also provides for awards of fully vested unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value unless granted in lieu of cash compensation equal to such fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive common stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee.

As of June 30, 2010 and December 31, 2009, there were 23,000 and 248,000 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below on page 15, and 3,386,415 and 2,973,477 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provided for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of June 30, 2010 and December 31, 2009, 901,270 and 1,133,230 options, respectively, were outstanding under the Plan.

EDIETS.COM, INC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (in years)	2.5	3.3	3.6	3.6
Risk-free interest rate	1.1%	1.8%	1.8%	1.6%
Expected volatility	.706	.664	.703	.657
Expected dividend yield	—%	—%	—%	—%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees, officers and directors. The Company uses the historical exercise experience in determining the expected term. For consultants, the expected term is equal to the term of the share-based awards.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

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

As required by ASC 718-10, the Company estimates forfeitures of employee stock options, RSUs and restricted stock awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups (employees, officers and directors) based on historical experience. Estimated forfeitures are adjusted to the actual forfeiture experience as needed.

During the quarters ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of approximately $0.3 million and approximately $0.3 million, respectively. During the six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of approximately $0.5 million and $0.7 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$4	$4	$5	$8
Technology and development	64	63	73	122
Sales, marketing and support	83	70	93	136
General and administrative	143	169	301	427

	$294	$306	$472	$693

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans for the six months ended June 30, 2010 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2009	4,107	$3.08	5.32	$126

Granted	799	1.38

Exercised	—	—

Forfeited	(285)	2.99

Expired	(333)	4.32

Outstanding at June 30, 2010	4,288	$2.68	5.90	$—

Vested or expected to vest at June 30, 2010	3,905	$2.75	5.69	$—

Exercisable at June 30, 2010	2,007	$3.57	3.48	$—

The weighted-average fair value of stock options granted during the three months ended June 30, 2010 and 2009 was $0.44 and $0.41, respectively. The weighted-average fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $0.68 and $0.96, respectively.

There were no exercises of stock options during the three and six months ended June 30, 2010. There were no exercises of stock options during the three and six months ended June 30, 2009. As of June 30, 2010, there was approximately $1.3 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the RSUs outstanding under the Company’s Incentive Plan for the six months ended June 30, 2010 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at December 31, 2009	248	$4.89

Granted	—	—

Vested	—	—

Forfeited	(225)	4.93

Non-vested at June 30, 2010	23	$4.52

No RSUs vested during the first six months of 2010. The non-vested RSUs listed above are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of June 30, 2010. The total fair value of restricted stock awards that vested in both the three and six months ended June 30, 2009 was less than $0.1 million.

As restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of June 30, 2010, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2008, 69,000 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 RSUs , which were expected to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. As of June 30, 2010, performance conditions have not been established by the Board for the remaining 46,000 RSUs, and thus no compensation expense has been recorded to date related to these 46,000 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 69,000 RSUs are not vested as of June 30, 2010. The 46,000 RSUs have been excluded from the summary of RSU activity above.

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

8. DEBT TRANSACTIONS

On August 31, 2007, the Company borrowed $10.0 million from Prides, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note, along with accrued and paid-in-kind interest, was converted into 15,000,643 shares of the Company’s common stock on June 4, 2010 (“First Note Debt Conversion”). The Company recorded approximately $14.8 million of additional interest expense due to the reduction in conversion price associated with the First Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the First Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $2.4 million, which was amortized to interest expense through June 4, 2010 using the effective interest method. As of June 30, 2010, the Company amortized approximately $2.1 million of the beneficial conversion feature discount and adjusted the additional $0.3 million to interest expense incurred with the First Note Debt Conversion.

Additionally, in connection with the issuance of the First Note, a warrant to purchase one million shares of the Company’s common stock at $5.00 per share was issued to Prides. The warrant had a 10-year term and was redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant had a relative fair value of $1.8 million, which was treated as a note discount and amortized using the effective interest method until the debt was converted on June 4, 2010. As of June 30, 2010, the Company had amortized approximately $1.6 million of this discount and adjusted the additional $0.2 million to interest expense incurred with the First Note Debt Conversion.

On June 23, 2009, the Company executed an Agreement to Amend Warrants (“Warrant Amendment”) in which the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00 and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 6).

The Company incurred approximately $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of June 30, 2010, the Company amortized approximately $180,000 of this discount and adjusted the additional $20,000 to interest expense incurred with the First Note Debt Conversion.

The Company recorded approximately $0.8 million and $1.8 million of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of $0.4 million and $0.9 million, related to the First Note for the three and six months ended June 30, 2010, respectively. The Company recorded approximately $0.9 million and $1.7 million of interest expense, including amortization of the note discounts of $0.4 million and $0.7 million, related to the First Note for the three and six months ended June 30, 2009, respectively. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 30, 2008, the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note, along with accrued and paid-in-kind interest, was converted into 3,718,176 shares of the Company’s common stock on June 4, 2010 (“Second Note Debt Conversion”). The Company recorded approximately $4.1 million of additional interest expense due to the reduction in conversion price associated with the Second Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the Second Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $1.1 million, which was amortized to interest expense through June 4, 2010 using the effective interest method. As of June 30, 2010, the Company amortized approximately $0.5 million of the beneficial conversion feature discount and adjusted the additional $0.6 million to interest expense incurred with the Second Note Debt Conversion.

Additionally, in connection with the issuance of the Second Note, a warrant to purchase approximately 0.5 million shares of the Company’s common stock at $4.25 per share was issued to Prides. The warrant had a 10-year term and was redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant had a relative fair value of $1.0 million, which was treated as a note discount and amortized using the effective interest method until the debt was converted on June 4, 2010. As of June 30, 2010, the Company had amortized approximately $0.4 million of this discount and adjusted the additional $0.6 million to interest expense incurred with the Second Note Debt Conversion.

In connection with the Warrant Amendment mentioned above, on June 23, 2009, the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00, and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 6).

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of June 30, 2010, the Company amortized approximately $47,000 of this discount and adjusted the additional $48,000 to interest expense incurred with the Second Note Debt Conversion.

The Company recorded approximately $0.3 million and $0.6 million of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of approximately $0.2 million and $0.3 million, related to the Second Note for the three and six months ended June 30, 2010, respectively. The Company recorded approximately $0.2 million and $0.5 million of interest expense, including amortization of the note discounts of approximately $0.1 million and $0.2 million, related to the Second Note for the three and six months ended June 30, 2009, respectively. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note and the issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note. The Third Note, along with accrued and paid-in-kind interest, was converted into 3,370,162 shares of the Company’s common stock on June 4, 2010 (“Third Note Debt Conversion”). The Company recorded approximately $3.1 million of additional interest expense due to the reduction in conversion price associated with the Third Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the Third Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $0.1 million, which was amortized through June 4, 2010 using the effective interest method. As of June 30, 2010, the Company amortized approximately $33,000 of the beneficial conversion feature discount and adjusted the additional $39,000 to interest expense incurred with the Third Note Debt Conversion.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of June 30, 2010, the Company amortized approximately $26,000 of this discount and adjusted the additional $30,000 to interest expense incurred with the Third Note Debt Conversion at the time of the Third Note Debt Conversion.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded approximately $0.1 million and $0.3 million of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of approximately $10,000 and $27,000, related to the Third Note for the three and six months ended June 30, 2010, respectively. The Company recorded approximately $0.1 million and $0.2 million of interest expense, including amortization of the note discounts of approximately $9,000 and $21,000, related to the Third Note for the three and six months ended June 30, 2009, respectively. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

On March 9, 2010, the Company issued the Richardson Note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides. Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II. The Richardson Note, along with accrued interest, was converted into 506,027 shares of the Company’s common stock on June 4, 2010.

The First Note, Second Note and Third Note previously placed certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the Prides Debt Conversion Agreement, Prides has agreed to release all security interests, liens and other encumbrances on the assets of the Company held by Prides pursuant to its existing Security Agreements. Further, pursuant to the Prides Debt Conversion Agreement, Prides has agreed to release the guarantors under any and all obligations arising under or in connection with the Subsidiary Guaranty Agreements in favor of Prides dated August 31, 2007 and May 30, 2008.

Pursuant to the Prides Debt Conversion Agreement, Prides waived (i) the prohibition on related party transactions outside the ordinary course of business under its August 2007 Note and Warrant Purchase Agreement and the May 2008 Note and Warrant Purchase Agreement with the Company as to the Registered Offering, the Private Placement and the Richardson Debt Conversion, (ii) the prepayment premium pursuant to certain of the Prides Notes in respect of the Prides Debt Conversion, and (iii) the mandatory prepayment provisions pursuant to certain of the Prides Notes in respect of the Registered Offering, the Private Placement, and the Richardson Debt Conversion.

9. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 499,000 and 541,000 for the three and six months ended June 30, 2010, respectively, and approximately 750,000 for each of the three and six months ended June 30, 2009, respectively. For each of the three and six months ended June 30, 2010 and 2009, the Company had zero dilutive potential common shares related to its convertible debt. This debt was converted to 22,088,981 shares of the Company’s common stock during June of 2010 as further described in Note 6.

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(34,602)	$(2,638)	$(38,361)	$(5,475)
Other comprehensive income (loss):
Foreign currency translation	116	(104)	207	14

Comprehensive loss	$(34,486)	$(2,742)	$(38,154)	$(5,461)

Accumulated other comprehensive loss as of June 30, 2010 and 2009 consists of foreign currency translation.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. SEGMENT INFORMATION

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
U.S. business-to-consumer	$4,603	$3,791	$8,725	$7,367
U.S. business-to-business	674	853	1,390	2,483

Total U.S.	5,277	4,644	10,115	9,850
Europe	159	89	339	154

Consolidated net revenues	$5,436	$4,733	$10,454	$10,004

Segment loss income:
U.S. business-to-consumer	$(2,816)	$(1,504)	$(5,372)	$(3,875)
U.S. business-to-business	(6,772)	47	(6,579)	689

Total U.S.	(9,588)	(1,457)	(11,951)	(3,186)
Europe	135	70	281	116

Consolidated loss from operations	$(9,453)	$(1,387)	$(11,670)	$(3,070)

12. LEGAL PROCEEDINGS

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

Subscription Business (includes our digital subscription-based plans and our meal delivery plans)

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

License Business (includes business-to-business and royalty revenue)

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

Content Business (includes advertising and ecommerce revenue)

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk when the orders are shipped to our customers. Beginning in January 2008 we began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-45, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

Royalty revenue is derived from the exclusive technology licensing agreement related to our previous operations in the United Kingdom and Ireland and is being recognized on a straight-line basis.

Our most significant accounting estimate is our reserve for refunds for digital plan and meal delivery. Since digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund, accordingly we estimate a reserve based on that assumption for future refunds. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS:

We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the finite-lived intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.

As a result of customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty, we performed an impairment assessment of Nutrio’s finite-lived intangible assets. We determined there are no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows are zero, compared to the carrying value of approximately $30,000, the Company deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded under “Impairment of goodwill and intangible assets” in the Consolidated Statement of Operations for the six months ended June 30, 2010.

ASC 350 describes the reporting unit as an “operating segment” as that term is used in ASC 280, Segment Reporting (formerly SFAS 131). We operate in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. We have three reportable segments: the U.S. business-to-consumer segment (which includes meal delivery), the U.S. business-to-business segment (which includes eDiets Corporate Services) and the European business segment. We evaluate goodwill along these segment lines, which represent our reporting units.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed annually for impairment, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair value of the Company’s reporting units is based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Assumptions used in our impairment testing, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill result in non-cash charges that adversely affect our results of operations and financial condition. Our impairment testing may be impacted by, among other things, our expected operating performance, ability to retain key personnel, changes in operating segments and competitive environment.

During the second quarter of 2010, indicators of potential impairment of the U.S. business-to-business reporting unit caused us to conduct an interim impairment test. Those indicators included customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. We completed step one of the impairment analysis and estimated the fair value of the U.S. business-to-business reporting unit using a discounted cash flows method. The discount rate used was the Company’s weighted average cost of capital (“WACC”) discount rate. The WACC includes the cost of debt and the cost of equity and was derived using the Capital Asset Pricing Model, whereby market participants were identified and used in our calculation of the WACC. Upon performing the first step of the goodwill impairment test, we determined that the carrying amount of this reporting unit exceeded its fair value, based on a discounted cash flows method. Therefore, the second step of the goodwill impairment test was performed to allocate the fair value of the reporting unit to the fair value of all tangible and identifiable intangible assets and determine the implied value of goodwill. Determining the implied value of goodwill requires the valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. This analysis indicated a remaining implied value of goodwill of zero which we compared to the carrying amount of the goodwill.

As a result of the assessments performed, we determined that goodwill and intangible assets, specifically the tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the six months ended June 30, 2010.

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and six months ended June 30, 2010, we had a net loss of approximately $34.6 million and $38.4 million, respectively. We used approximately $3.9 million of cash in our operations for the six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of $98.5 million, total stockholders’ equity of $2.4 million and our unrestricted cash balance was approximately $3.0 million.

In light of our results of operations, we have and intend to continue to evaluate various possibilities, including raising additional capital (through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt), selling one or more of our lines of business or all or a portion of our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Cost of revenue	47	43	46	39
Technology and development	16	18	16	18
Sales, marketing and support	61	44	60	43
General and administrative	23	23	23	27
Amortization of intangible assets	*	2	*	3
Impairment of goodwill and intangible assets	126	—	66	—
Interest income	*	*	*	*
Interest expense	22	26	26	24
Interest expense incurred with debt conversion	441	—	229	—
Income tax provision	*	*	*	*
Net loss	(637)%	(56)%	(367)%	(55)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Revenue: Total revenue for the three and six months ended June 30, 2010 was $5.4 million and $10.5 million, respectively, an increase of 14.9% and 4.5% versus the $4.7 million and $10.0 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Digital plans	$1,018	$1,269	$2,058	$2,667
Meal delivery	3,526	2,289	6,523	4,196
Business-to-business	674	853	1,390	2,483
Advertising and Ecommerce	59	233	144	504
Royalties	159	89	339	154

Total revenue	$5,436	$4,733	$10,454	$10,004

Digital plans revenue was approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2010, respectively, as compared to approximately $1.3 million and $2.7 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the six months ended June 30, 2010, the average paying subscribers was approximately 16% lower than the corresponding prior year period, and the average weekly fees were approximately 4% lower than the corresponding prior year period. Fewer digital plan subscribers were added for the first six months of 2010 compared to the first six months of 2009. Due to cash constraints and uncertain returns from online advertising, we targeted more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in advertising expenditures have all contributed to the decline in subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a subscription-based model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of approximately $3.5 million and $6.5 million, including shipping revenue, for the three and six months ended June 30, 2010, respectively, as compared to $2.3 million and $4.2 million for the corresponding prior year periods. The 55% increase in meal delivery revenue for the first six months of 2010 as compared to the first six months of 2009 is directly related to an approximately 64% increase in meals shipped during the six months ended June 30, 2010 as compared to the same period of the prior year. During 2010, we increased our offline advertising expense by approximately 284% over the three months ended June 30, 2009 and increased our offline advertising expense by approximately 237% over the six months ended June 30, 2009.

Business-to-business revenues, which are primarily application development and license related revenues, were approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively, as compared to $0.9 million and $2.5 million in the corresponding prior year periods. During 2009, an eDiets Corporate Services contract was terminated and resulted in the acceleration of approximately $0.6 million in previously deferred revenue which was recognized during the first quarter of 2009. Additionally, other development revenue decreased during both the three and six months ended June 30, 2010 as a result of contracts not being renewed upon expiration in either late 2009 or the first half of 2010. Service revenue also declined during both the three months and six months ended June 30, 2010 as compared to the same period of the prior year.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $60,000 and $0.1 million for the three and six months ended June 30, 2010, respectively, as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions and lower ad rates in the first half of 2010 as compared to the corresponding prior year period. The number of visitors to our websites has declined over the last few reporting periods because our advertising is now driving potential customers to our call center rather than our website.

Royalty revenues related to our licensing agreement with Tesco were $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively, as compared to $0.1 million and $0.2 million in the corresponding prior year periods.

In the future we expect that revenue streams from meal delivery will continue to be a larger share of total revenue as we diversify from a digital subscription-based and licensing-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and six months ended June 30, 2010 was $2.6 million and $4.8 million, respectively, as compared to $2.0 million and $3.9 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Digital plans	$141	$187	$306	$463
Meal delivery	2,344	1,714	4,356	3,249
Business-to-business	27	73	59	124
Other	52	50	95	112

Total cost of revenue	$2,564	$2,024	$4,816	$3,948

Gross margin as a percent of revenue decreased to approximately 53% and 54%, respectively, for the three and six months ended June 30, 2010 as compared to approximately 57% and 61%, respectively, for the corresponding prior year periods. Gross margin for digital plans increased to approximately 86% and 85% respectively, for the three and six months ended June 30, 2010 as compared to approximately 85% and 83%, respectively, for the corresponding prior year periods. This increase is primarily the result of the continued stabilization of our technology platform and terminating certain revenue share arrangements. Meal delivery gross margin increased to approximately 33% and 32%, respectively, for the three and six months ended June 30, 2010 as compared to approximately 25% and 23%, respectively, for the corresponding prior year periods. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin increased slightly during both the three and six months ended June 30, 2010. The decrease in the blended margin overall for the three and six months ended June 30, 2010 as compared to the same period of the prior year is the result of the decrease in the high-margin digital plans revenue and business-to-business revenue during 2010 as compared to 2009.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, as compared to $0.2 million and $0.5 million in the corresponding prior year periods primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to $2.3 million and $4.4 million for the three and six months ended June 30, 2010, respectively, as compared to $1.7 million and $3.2 million in the corresponding prior year periods. Cost of meal delivery revenue increased as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 for both the three and six months ended June 30, 2010, respectively, and approximately $0.1 million for both the three and six months ended June 30, 2009, respectively.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for each of the three months ended June 30, 2010 and 2009. Cost of other revenue was approximately $0.1 million for each of the six months ended June 30, 2010 and 2009.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.9 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.7 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively. Technology and development compensation expenses were lower during 2010, offset by a slight increase in technology consulting fees.

Sales, Marketing and Support: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting two of our product lines: digital plans and meal delivery. Sales, marketing and support expenses were $3.3 million and $6.3 million for the three and six months ended June 30, 2010, respectively, as compared to $2.1 million and $4.3 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. The increase is primarily the result of an increase in offline advertising expense. In total, advertising media expense was $2.1 million and $4.0 for the three and six months ended June 30, 2010, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2009, respectively. During the first quarter of 2010, we implemented a new offline advertising campaign.

General and Administrative: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.3 million and $2.4 million for the three and six months ended June 30, 2010, respectively, as compared to $1.1 million and $2.7 million in the corresponding prior year periods. The second quarter increase is mainly due to an increase in recruiting expenses, legal fees and consulting fees. During the six months ended June 30, 2009, we incurred severance payments which totaled approximately $0.1 million and there were no severance payments made during the six months ended June 30, 2010. In addition, there was a decrease in insurance expense and stock compensation expense during the six months ended June 30, 2010.

Amortization of Intangible Assets: Amortization expense relates to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense decreased to less than $0.1 million for both the three and six months ended June 30, 2010, respectively, as compared to $0.1 million and $0.3 million for the corresponding prior year periods. The reduction in amortization expense during 2010 is the result of certain Nutrio intangibles being completely amortized.

Impairment of Goodwill and Intangible Assets: During the second quarter of 2010, we performed additional impairment assessments of the U.S. business-to-business reporting unit due to anticipating certain customer contracts that will not be renewed as well as certain new contract opportunities that have recently been delayed or cancelled due to customer concerns regarding economic uncertainty. As a result, we determined that goodwill and intangible assets, specifically the tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the six months ended June 30, 2010.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended June 30, 2010 and 2009 and less than $0.1 million for each of the six months ended June 30, 2010 and 2009.

Interest Expense: Interest expense was $1.2 million and $2.7 million for the three and six months ended June 30, 2010, respectively, as compared to $1.2 million and $2.4 million for the corresponding prior year periods. Interest expense relates to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into 22,088,981 shares of our common stock on June 4, 2010.

Interest Expense Incurred With Debt Conversion: In connection with converting our senior secured notes into 22,088,981 shares of our common stock on June 4, 2010, we also adjusted for the remaining balance of the beneficial conversion feature discounts, warrant discounts, and issuance cost discounts which totaled approximately $24.0 million.

Income Tax Provision: Income tax provision was $0 for each of the three and six months ended June 30, 2010 and less than $0.1 million for each of the three and six months ended June 30, 2009.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $34.6 million and $38.4 million for the three and six months ended June 30, 2010, respectively, and a net loss of $2.6 million and $5.5 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the six months ended June 30, 2010 was for online and offline advertising promoting meal delivery and digital diet programs to potential subscribers and to support our business infrastructure as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. Generally, this trend is expected to continue going forward, but 2010 may be an exception if we elect to aggressively pursue customer acquisition in the second half of the year through increased advertising.

On April 5, 2010, we entered into subscription agreements with investors (the “Investor Subscription Agreements”) relating to the issuance and sale (the “Registered Offering”) of 5,275,000 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”) at a price of $1.00 per share. The net proceeds from the Registered Offering, after deducting the placement agent’s fees and expenses, were approximately $4.9 million. The Registered Offering closed on April 9, 2010. We made the Registered Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-165445) declared effective by the Securities and Exchange Commission on March 25, 2010.

On April 5, 2010, we entered into a Debt Conversion Agreement (the “Prides Debt Conversion Agreement”) with Prides Capital Partners, LLC (“Prides”) to convert the aggregate principal amount of the three outstanding notes issued in favor of Prides on August 31, 2007, May 30, 2008 and November 13, 2008 (the “Prides Notes”) plus all accrued and unpaid interest through the date of conversion, into shares of Common Stock at a per share price equal to the price at which the Shares were sold in the Registered Offering (the “Prides Debt Conversion”). Pursuant to the Prides Debt Conversion Agreement, Prides has agreed to release all security interests, liens and other encumbrances on the assets of the Company held by Prides pursuant to its existing Security Agreements. Further, pursuant to the Prides Debt Conversion Agreement, Prides has agreed to release the guarantors under any and all obligations arising under or in connection with the Subsidiary Guaranty Agreements in favor of Prides dated August 31, 2007 and May 30, 2008. The Prides Debt Conversion closed on June 4, 2010, when we issued to Prides 22,088,981 shares of Common Stock in full satisfaction of the aggregate principal amount of the Prides Notes, plus all accrued and unpaid interest.

Also on April 5, 2010, we entered into a Debt Conversion Agreement (the “Richardson Debt Conversion Agreement”) with Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides, to convert the principal amount of an outstanding note issued in favor of Mr. Richardson (the “Richardson Note”), plus all accrued and unpaid interest through the date of conversion, into Common Stock at a price equal to the price at which the Shares were sold in the Registered Offering (the “Richardson Debt Conversion”). In addition, on April 5, 2010, we entered into Securities Subscription and Purchase Agreements with Mr. Richardson, Kevin N. McGrath, one of the Company’s directors and its President and Chief Executive Officer, and Lee S. Isgur, one of the Company’s directors, pursuant to which they agreed to purchase $500,000 of Common Stock at a price equal to the price at which the Shares were sold in the Registered Offering (the “Private Placement”). The Richardson Debt Conversion and the Private Placement both closed on June 4, 2010. We issued 506,027 shares of Common Stock in full satisfaction of the aggregate principal amount of the Richardson Note, plus all accrued and unpaid interest, and we received $500,000 and issued 500,000 shares of Common Stock in the Private Placement.

Pursuant to the Prides Debt Conversion Agreement, Prides waived (i) the prohibition on related party transactions outside the ordinary course of business under its August 2007 Note and Warrant Purchase Agreement and the May 2008 Note and Purchase Warrant with the Company as to the Registered Offering, the Private Placement and the Richardson Debt Conversion, (ii) the prepayment premium pursuant to certain of the Prides Notes in respect of the Prides Debt Conversion, and (iii) the mandatory prepayment provisions pursuant to certain of the Prides Notes in respect of the Registered Offering, the Private Placement, and the Richardson Debt Conversion.

At June 30, 2010, we had net working capital of approximately $0.6 million, compared to a net working capital deficit of approximately $13.6 million at December 31, 2009. Cash and cash equivalents at June 30, 2010 were approximately $3.0 million, an increase of approximately $1.5 million from the balance of $1.5 million at December 31, 2009.

In light of our results of operations, we have and intend to continue to evaluate various possibilities, including raising additional capital (through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt), selling one or more of our lines of business or all or a portion of our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders.

Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $98.5 million as of June 30, 2010.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the six months ended June 30, 2010, we used approximately $3.9 million of cash in operating activities. The negative cash flow related to our net loss of approximately $38.4 million, adjusted for, among other things, certain non-cash items including approximately $0.7 million of depreciation, $1.3 million of amortization of the senior secured notes – related party discount and expenses, $2.1 million of accrued and paid-in-kind interest of the senior secured notes – related party, $24.0 million of interest expenses incurred with the debt conversion of the senior secured notes – related party, $6.9 million of impairment of goodwill and intangible assets, and $0.5 million of stock-based compensation, as well as an aggregate decrease in cash flows from our operating assets and liabilities of $0.9 million.

For the six months ended June 30, 2009, we used approximately $1.6 million of cash in operating activities. The negative cash flow related to our net loss of approximately $5.5 million, adjusted for, among other things, certain non-cash items including approximately $0.8 million of depreciation, $0.3 million of amortization of intangibles, $1.0 million of amortization of the senior secured notes – related party discount and expenses, $1.4 million of paid-in-kind interest of the senior secured notes – related party, less than $0.1 million of provision for bad debt, and $0.8 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of $0.3 million.

Cash Flows from Investing Activities: For the six months ended June 30, 2010, we used approximately $0.3 million of cash in investing activities. The cash usage was due to capital expenditures, primarily purchased software and software development.

For the six months ended June 30, 2009 we used less than $0.1 million of cash in investing activities. The cash usage was due to less than $0.1 million of capital expenditures, primarily computer equipment.

Cash Flows from Financing Activities: For the six months ended June 30, 2010 our financing activities provided for approximately $5.5 million of cash. We received approximately $4.5 million in total net proceeds from issuance of common stock under a registered direct offering. We also received $500,000 from the issuance of common stock in connection with a private placement transaction whereby three of our directors purchased 500,000 shares of our common stock. We also received $500,000 from the issuance of common stock in connection with the Richardson Note. The Richardson Note was converted into 506,027 shares of our common stock on June 4, 2010.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•	our expectation that we will seek additional capital through a private placement or public offering of our common stock or securities convertible into our common stock;

•	our belief regarding market demand for our products;

•	our expectation that revenue streams from meal delivery will continue to become a larger share of total revenues;

•	our belief that our gross margin will continue to improve in the future;

•	our expectation regarding our advertising commitments;

•	our expectation that we will not pay dividends on our common stock in the foreseeable future;

•	our expectation regarding our revenue stream, our ability to manage our expenses and the impact of our results;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

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

RECENT DEVELOPMENTS

In order to maintain listing on The Nasdaq Capital Market, the closing bid price of our listed common stock must be at least $1.00 per share. On June 28, 2010, we received a notice of non-compliance with Nasdaq’s continued listing standard relating to the $1.00 minimum closing bid price requirement. The notice further advised us that we have a period of 180 calendar days, or until December 27, 2010, to regain compliance with this requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 6. Exhibits

The following exhibits are included herein:

3.1B	Restated Certificate of Incorporation, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Chief Financial Officer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Duly Authorized Officer)

DATE: August 16, 2010

Exhibit Index

Exhibit No.	Description

3.1B	Restated Certificate of Incorporation, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Chief Financial Officer of the Company.