Form 10-Q
period 2010-09-30
EDIETS COM INC
filed 2010-11-15
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 11, 2010:

Common Stock, $.001 par value per share	57,418,520 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$900	$1,475
Accounts receivable, net	346	546
Prepaid meal delivery and inventory	220	359
Prepaid expenses and other current assets	722	264

Total current assets	2,188	2,644

Restricted cash	720	544
Property and office equipment, net	1,452	2,185
Intangible assets, net	7	47
Goodwill	—	6,835
Other assets	41	201

Total assets	$4,408	$12,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,040	$1,117
Accrued liabilities	1,412	1,855
Current portion of capital lease obligations	20	23
Deferred revenue	1,317	1,242
Senior secured notes, net – related party	—	11,959

Total current liabilities	4,789	16,196

Capital lease obligations, net of current portion	28	43
Deferred revenue	438	922
Senior secured notes, net – related party	—	4,865

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	57	29
Additional paid-in capital	101,207	50,596
Accumulated other comprehensive loss	10	(82)
Accumulated deficit	(102,121)	(60,113)

Total stockholders’ deficit	(847)	(9,570)

Total liabilities and stockholders’ deficit	$4,408	$12,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUE
Digital plans	$912	$1,176	$2,970	$3,846
Meal delivery	4,313	1,945	10,836	6,141
Business-to-business	597	800	1,987	3,280
Other	191	317	674	975

TOTAL REVENUE	6,013	4,238	16,467	14,242

COSTS AND EXPENSES:

Cost of revenue
Digital plans	115	194	421	658
Meal delivery	2,767	1,398	7,123	4,646
Business-to-business	36	39	95	163
Other	47	78	142	190

Total cost of revenue	2,965	1,709	7,781	5,657
Technology and development	706	934	2,410	2,780
Sales, marketing and support	4,546	2,427	10,852	6,749
General and administrative	1,227	1,136	3,636	3,820
Amortization of intangible assets	3	9	27	284
Impairment of goodwill and intangible assets	—	—	6,865	—

Total costs and expenses	9,447	6,215	31,571	19,290

Loss from operations	(3,434)	(1,977)	(15,104)	(5,048)
Interest income	—	1	2	10
Interest expense	(1)	(1,321)	(2,733)	(3,719)
Interest expense incurred with debt conversion	—	—	(23,961)	—
Loss on extinguishment of related party debt	(213)	—	(213)	—

Loss before income tax benefit (provision)	(3,648)	(3,297)	(42,009)	(8,757)
Income tax benefit (provision)	1	(1)	1	(18)

Net loss	$(3,647)	$(3,298)	$(42,008)	$(8,775)

Loss per common share:
Basic and diluted	$(0.06)	$(0.13)	$(0.99)	$(0.35)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	57,419	25,460	42,497	25,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,008)	$(8,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,136	1,185
Amortization of intangibles	27	284
Amortization of discount and expenses, senior secured notes – related party	1,291	1,507
Accrued interest and paid-in-kind interest, senior secured notes – related party	2,112	2,615
Amortization of discounts and interest expense incurred with debt conversion – related party	23,961	—
Loss on extinguishment of debt – related party	213
Provision for bad debt	(15)	13
Stock-based compensation	765	1,242
Impairment of goodwill and intangible assets	6,865	—
Changes in operating assets and liabilities:
Accounts receivable	214	20
Prepaid expenses, inventory and other assets	(221)	450
Accounts payable and accrued liabilities	480	(289)
Deferred revenue	(409)	(923)

Net cash used in operating activities	(5,589)	(2,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(176)	—
Purchases of property and office equipment, net	(403)	(38)

Net cash used in investing activities	(579)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	500	—
Proceeds from issuance of common stock under private placement	500	1,100
Proceeds from issuance of common stock – registered direct offering	5,275	—
Common stock issuance costs	(755)	(40)
Proceeds from exercise of stock options and warrants	—	200
Repayment of capital lease obligations	(19)	(66)

Net cash provided by financing activities	5,501	1,194

Effect of exchange rate changes on cash and cash equivalents	92	(50)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(575)	(1,565)
Cash and cash equivalents, beginning of period	1,475	2,523

Cash and cash equivalents, end of period	$900	$958

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4	$10

Cash refunded from income taxes	$(1)	$(46)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party debt conversion	$22,595	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. During the third quarter of 2010, the Company determined that it had not properly calculated a loss on the extinguishment of related party debt during the second quarter of 2010. The Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to the prior quarter, the current quarter or the six months ended June 30, 2010. In accordance with the guidance set forth in paragraph 29 of APB Opinion No. 28, Interim Financial Reporting, the Company corrected and disclosed this error in the quarter ended September 30, 2010 (as further described in Note 8 – Debt Transactions). Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2010, the Company had a net loss of approximately $3.6 million and approximately $42.0 million, respectively, and for the nine months ended September 30, 2010 the Company used approximately $5.6 million of cash in its operations. As of September 30, 2010, the Company has an accumulated deficit of approximately $102.1 million and total stockholders’ deficit of approximately $0.8 million. As of September 30, 2010, the Company’s unrestricted cash balance was approximately $0.9 million.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In light of the Company’s results of operations, management has and intends to continue to evaluate various possibilities, including raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

3. INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of intangible assets and goodwill for the U.S. business-to-business segment for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows (in thousands):

	Tradename and Customer Relationships	Goodwill
Net Balance as of January 1, 2009	$334	$6,835
Amortization	(287)	—
Impairment	—	—

Balance as of December 31, 2009	47	6,835
Amortization	(17)	—
Impairment	(30)	(6,835)

Balance as of September 30, 2010	$—	$—

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

The Nutrio tradename, which was acquired in May 2006, was the only finite-lived intangible asset with a remaining carrying value at the time of the review of Nutrio’s intangibles during the second quarter of 2010. As a result of customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty, the Company performed an impairment assessment of Nutrio’s finite-lived intangible assets. At the time of the assessment, the remaining carrying value of the tradename was approximately $30,000. The Company determined there are no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows are zero, compared to the carrying value of approximately $30,000, the Company deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded during the second quarter of 2010 under “Impairment of goodwill and intangible assets” in the Consolidated Statement of Operations. Prior to the impairment

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

charge, the total accumulated amortization relating to the tradename was approximately $140,000. Overall, the aggregate amortization expense of intangible assets was approximately $17,000 for the nine months ended September 30, 2010, excluding the $30,000 impairment charge, and approximately $284,000 for the nine months ended September 30, 2009.

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

During the second quarter of 2010, indicators of potential impairment of the U.S. business-to-business reporting unit caused the Company to conduct an interim impairment test of its goodwill. Those indicators included customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. The Company completed step one of the impairment analysis and estimated the fair value of the U.S. business-to-business reporting unit using a discounted cash flows method. The discount rate used was the Company’s weighted average cost of capital (“WACC”) discount rate. The WACC includes the cost of debt and the cost of equity and was derived using the Capital Asset Pricing Model, whereby market participants were identified and used in management’s calculation of the WACC. Upon performing the first step of the goodwill impairment test, the Company determined that the carrying amount of this reporting unit exceeded its fair value, based on a discounted cash flows method. Therefore, the second step of the goodwill impairment test was performed to allocate the fair value of the reporting unit to the fair value of all tangible and identifiable intangible assets and determine the implied value of goodwill. Determining the implied value of goodwill requires the valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. This analysis indicated a remaining implied value of goodwill of zero which the Company compared to the carrying amount of the goodwill. As a result, the Company determined that its goodwill was fully impaired. This resulted in a non-cash impairment of goodwill of approximately $6.8 million, which was incurred during the second quarter of 2010 and included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets”.

4. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Digital plans	$912	$1,176	$2,970	$3,846
Meal delivery	4,313	1,945	10,836	6,141
Business-to-business	597	800	1,987	3,280
Advertising and Ecommerce	53	135	195	639
Royalties	138	182	479	336

	$6,013	$4,238	$16,467	$14,242

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEFERRED REVENUE

Deferred revenue consists of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Deferred revenue
Unearned digital plans revenue	$434	$425
Unearned development revenue	162	176
Unearned licensing revenue	137	26
Deferred royalty	1,022	1,537

Total deferred revenue	1,755	2,164
Less: current portion of deferred revenue	(1,317)	(1,242)

Non-current portion of deferred revenue	$438	$922

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

EDIETS.COM, INC

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

In connection with the Warrant Amendment as described in Note 8, on June 23, 2009, the Company agreed to reduce the price of all Prides outstanding warrants to $1.00, and Prides agreed to use diligent efforts to exercise, in one or more tranches, a portion of the outstanding warrants as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The repricing of these warrants resulted in an additional fair value of the warrants of approximately $0.5 million. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, the Company agreed in the Warrant Amendment to issue Prides one or more New Warrants (the “New Warrants”) to purchase nine shares of the Company’s common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants with an exercise price of $1.20 per share.

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

In September 2009, Prides exercised a portion of the outstanding warrants to purchase 200,000 shares of the Company’s common stock. In connection with this exercise, the Company received $0.2 million and issued a New Warrant, with a 10-year term, to purchase 90,000 shares of the Company’s common stock at $1.20 per share. The Company has the option to change the expiration date of the Warrant in the event that the closing price per share of common stock is in excess of 150% of the exercise price for thirty (30) consecutive days as reflected on The Nasdaq

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Market. In October and November 2009, Prides exercised warrants to purchase approximately 2.5 million shares of the Company’s common stock. In connection with these exercises, the Company received approximately $2.5 million and issued New Warrants, with a 10-year term, to purchase an aggregate of 1,119,652 shares of the Company’s common stock at $1.20 per share.

At September 30, 2010, there were 1,209,652 Prides New Warrants outstanding and 479,718 Warrants outstanding for the three directors.

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

As of September 30, 2010 and December 31, 2009, there were 23,000 and 248,000 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below on page 17, and 4,308,915 and 2,973,477 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provides for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of September 30, 2010 and December 31, 2009, 757,169 and 1,133,230 options, respectively, were outstanding under the Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (in years)	3.3	3.5	3.5	3.6
Risk-free interest rate	0.82%	1.9%	1.3%	1.6%
Expected volatility	.703	.668	.703	.658
Expected dividend yield	—%	—%	—%	—%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding for employees, officers and directors. The Company uses the historical exercise experience in determining the expected term. For consultants, the expected term is equal to the remaining contractual term of the share-based awards.

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

During the quarters ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of approximately $0.3 million and approximately $0.4 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of approximately $0.8 million and $1.1 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$3	$6	$8	$14
Technology and development	54	107	127	229
Sales, marketing and support	88	114	181	250
General and administrative	148	204	449	631

	$293	$431	$765	$1,124

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans for the nine months ended September 30, 2010 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	4,107	$3.08	5.32	$126
Granted	1,799	1.17
Exercised	—	—
Forfeited	(417)	2.53
Expired	(423)	4.18

Outstanding at September 30, 2010	5,066	$2.36	6.47	$—

Vested or expected to vest at September 30, 2010	4,531	$2.45	6.22	$—

Exercisable at September 30, 2010	2,019	$3.50	3.47	$—

The weighted-average fair value of stock options granted during the three months ended September 30, 2010 and 2009 was $0.25 and $0.44, respectively. The weighted-average fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $0.44 and $0.92, respectively.

There were no exercises of stock options during the three and nine months ended September 30, 2010. There were no exercises of stock options during the three and nine months ended September 30, 2009. As of September 30, 2010, there was approximately $1.2 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the RSUs outstanding under the Company’s Incentive Plan for the nine months ended September 30, 2010 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2009	248	$4.89
Granted	—	—
Vested	—	—
Forfeited	(225)	4.93

Non-vested at September 30, 2010	23	$4.52

No RSUs vested during the first nine months of 2010. The non-vested RSUs listed above are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of September 30, 2010. The total fair value of restricted stock awards that vested in both the three and nine months ended September 30, 2009 was less than $0.1 million.

As restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of September 30, 2010, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2008, 69,000 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 RSUs which were expected to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. As of September 30, 2010, performance conditions have not been established by the Board for the remaining 46,000 RSUs, and thus no compensation expense has been recorded to date related to these 46,000 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 69,000 RSUs are not vested as of September 30, 2010. The 46,000 RSUs have been excluded from the summary of RSU activity above.

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

8. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10.0 million from Prides, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note, along with accrued and paid-in-kind interest, was converted into 15,000,643 shares of the Company’s common stock on June 4, 2010 (“First Note Debt Conversion”). During the second quarter of 2010, the Company recorded approximately $14.8 million of additional interest expense due to the reduction in conversion price associated with the First Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the First Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $2.4 million, which was amortized to interest expense through June 4, 2010 using the effective interest method. As of September 30, 2010, the Company had amortized approximately $2.1 million of the beneficial conversion feature discount and during the second quarter of 2010, the Company adjusted the additional $0.3 million to interest expense incurred with the First Note Debt Conversion.

Additionally, in connection with the issuance of the First Note, a warrant to purchase one million shares of the Company’s common stock at $5.00 per share was issued to Prides. The warrant had a 10-year term and was redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant had a relative fair value of $1.8 million, which was treated as a note discount and amortized using the effective interest method until the debt was converted on June 4, 2010. As of September 30, 2010, the Company had amortized approximately $1.6 million of this discount and during the second quarter of 2010, the Company adjusted the additional $0.2 million to interest expense incurred with the First Note Debt Conversion.

On June 23, 2009, the Company executed an Agreement to Amend Warrants (“Warrant Amendment”) in which the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00 and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 6).

The Company incurred approximately $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortized to interest expense using the effective interest method through June 4, 2010. As of September 30, 2010, the Company had amortized approximately $180,000 of this discount and during the second quarter of 2010, the Company adjusted the additional $20,000 to interest expense incurred with the First Note Debt Conversion.

During 2010, the Company recorded approximately $1.8 million of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of approximately $0.9 million, related to the First Note. The Company recorded approximately $0.9 million and $2.6 million of interest expense, including amortization of the note discounts of $0.4 million and $1.2 million, related to the First Note for the three and nine months ended September 30, 2009, respectively. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

On May 30, 2008, the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note, along with accrued and paid-in-kind interest, was converted into 3,718,176 shares of the Company’s common stock on June 4, 2010 (“Second Note Debt Conversion”). During the second quarter of 2010, the Company recorded approximately $4.1 million of additional interest expense due to the reduction in conversion price associated with the Second Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the Second Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $1.1 million, which was amortized to interest expense through June 4, 2010 using the effective interest method. As of September 30, 2010, the Company had amortized approximately $0.5 million of the beneficial conversion feature discount and during the second quarter of 2010, the Company adjusted the additional $0.6 million to interest expense incurred with the Second Note Debt Conversion.

Additionally, in connection with the issuance of the Second Note, a warrant to purchase approximately 0.5 million shares of the Company’s common stock at $4.25 per share was issued to Prides. The warrant had a 10-year term and was redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt – Debt with Conversion and Other Options, that the warrant had a relative fair value of $1.0 million, which was treated as a note discount and amortized using the effective interest method until the debt was converted on June 4, 2010. As of September 30, 2010, the Company had amortized approximately $0.4 million of this discount and during the second quarter of 2010, the Company adjusted the additional $0.6 million to interest expense incurred with the Second Note Debt Conversion.

In connection with the Warrant Amendment mentioned above, on June 23, 2009, the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00, and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 6).

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of September 30, 2010, the Company had amortized approximately $47,000 of this discount and during the second quarter of 2010, the Company adjusted the additional $48,000 to interest expense incurred with the Second Note Debt Conversion.

During 2010, the Company recorded approximately $0.6 million of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of approximately $0.3 million, related to the Second Note. The Company recorded approximately $0.3 million and $0.7 million of interest expense, including amortization of the note discounts of approximately $0.1 million and $0.3 million, related to the Second Note for the three and nine months ended September 30, 2009, respectively. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note and the issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note. The Third Note, along with accrued and paid-in-kind interest, was converted

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

into 3,370,162 shares of the Company’s common stock on June 4, 2010 (“Third Note Debt Conversion”). During the second quarter of 2010, the Company recorded approximately $3.1 million of additional interest expense due to the reduction in conversion price associated with the Third Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt – Debt with Conversion and Other Options, the Third Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $0.1 million, which was amortized through June 4, 2010 using the effective interest method. As of September 30, 2010, the Company had amortized approximately $33,000 of the beneficial conversion feature discount and during the second quarter of 2010, the Company adjusted the additional $39,000 to interest expense incurred with the Third Note Debt Conversion.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of September 30, 2010, the Company had amortized approximately $26,000 of this discount and during the second quarter of 2010, the Company adjusted the additional $30,000 to interest expense incurred with the Third Note Debt Conversion.

During 2010, the Company recorded approximately $0.3 million of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of approximately $27,000, related to the Third Note. The Company recorded approximately $0.1 million and $0.4 million of interest expense, including amortization of the note discounts of approximately $10,000 and $31,000, related to the Third Note for the three and nine months ended September 30, 2009, respectively. These amounts are included in the Condensed Consolidated Statements of Operations under “Interest expense”.

On March 9, 2010, the Company issued the Richardson Note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides. Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II. The Richardson Note, along with accrued interest, was converted into 506,027 shares of the Company’s common stock on June 4, 2010. During the third quarter of 2010, the Company determined that it had not properly calculated a loss on the extinguishment of the related party debt relating to the Richardson Note. The Company should have recorded approximately $213,000 as a loss on extinguishment of related party debt when the Richardson Note was extinguished on June 4, 2010 in exchange for 506,047 shares of the Company’s common stock. Had the loss been properly recorded in the quarter ended June 30, 2010, the Company’s net loss for the three months ended June 30, 2010 would have been $34.8 million. Accordingly, in the third quarter of 2010, the Company recorded approximately $0.2 million of a loss on extinguishment of related party debt. As this adjustment was related to the correction of the prior quarter error, the Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to the prior quarter, the current quarter or the six months ended June 30, 2010. In accordance with the guidance set forth in paragraph 29 of APB Opinion No. 28, Interim Financial Reporting, the Company corrected and disclosed this error in the quarter ended September 30, 2010.

The First Note, Second Note and Third Note previously placed certain limitations on the Company’s ability to enter into various transactions including, in aggregate, capital leases in excess of $2 million, other forms of indebtedness in excess of $250,000, and total investments in excess of $250,000. Pursuant to the Prides Debt Conversion Agreement, Prides released all security interests, liens and other encumbrances on the assets of the Company held by Prides pursuant to its Security Agreements. Further, pursuant to the Prides Debt Conversion Agreement, Prides released the guarantors under any and all obligations arising under or in connection with the Subsidiary Guaranty Agreements in favor of Prides dated August 31, 2007 and May 30, 2008.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 499,000 and 526,000 for the three and nine months ended September 30, 2010, respectively, and approximately 978,000 and 1,598,000 for the three and nine months ended September 30, 2009, respectively. For each of the three and nine months ended September 30, 2010 and 2009, the Company had zero dilutive potential common shares related to its convertible debt. This debt was converted to 22,088,981 shares of the Company’s common stock during June of 2010 as further described in Note 6.

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,647)	$(3,298)	$(42,008)	$(8,775)
Other comprehensive income (loss):
Foreign currency translation	(115)	(64)	92	(50)

Comprehensive loss	$(3,762)	$(3,362)	$(41,916)	$(8,825)

Accumulated other comprehensive loss as of September 30, 2010 and 2009 consists of foreign currency translation.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
U.S. business-to-consumer	$5,278	$3,256	$14,003	$10,623
U.S. business-to-business	597	800	1,987	3,283

Total U.S.	5,875	4,056	15,990	13,906
Europe	138	182	477	336

Consolidated net revenues	$6,013	$4,238	$16,467	$14,242

Segment (loss) income:
U.S. business-to-consumer	$(3,677)	$(2,318)	$(9,049)	$(6,193)
U.S. business-to-business	107	195	(6,472)	883

Total U.S.	(3,570)	(2,123)	(15,521)	(5,310)
Europe	136	146	417	262

Consolidated loss from operations	$(3,434)	$(1,977)	$(15,104)	$(5,048)

12. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

13. SUBSEQUENT EVENTS

On November 12, 2010, the Company issued the following promissory notes (the “Director Notes”): (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory Note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2011. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

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

As a result of customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty, we performed an impairment assessment of Nutrio’s finite-lived intangible assets during the second quarter of 2010. We determined there were no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows were zero, compared to the carrying value of approximately $30,000, the Company deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded under “Impairment of goodwill and intangible assets” in our Consolidated Statement of Operations during the second quarter of 2010.

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

As a result of the assessments performed, we determined that goodwill and intangible assets, specifically the tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in our Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” during the second quarter of 2010.

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and nine months ended September 30, 2010, we had a net loss of approximately $3.6 million and approximately $42.0 million, respectively. We used approximately $5.6 million of cash in our operations for the nine months ended June 30, 2010. As of September 30, 2010, we had an accumulated deficit of $102.1 million, total stockholders’ deficit of $0.8 million and our unrestricted cash balance was approximately $0.9 million.

In light of our results of operations, we have and intend to continue to evaluate various possibilities, including raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more of our lines of business or all or a portion of our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Cost of revenue	49	40	47	40
Technology and development	12	22	15	20
Sales, marketing and support	76	57	66	47
General and administrative	20	27	22	27
Amortization of intangible assets	*	*	*	2
Impairment of goodwill and intangible assets	—	—	42	—
Interest income	*	*	*	*
Interest expense	*	31	17	26
Interest expense incurred with debt conversion	—	—	145	—
Loss on extinguishment of related party debt	4	—	1	—
Income tax provision	*	*	*	*
Net loss	(61)%	(78)%	(255)%	(62)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenue: Total revenue for the three and nine months ended September 30, 2010 was $6.0 million and $16.5 million, respectively, an increase of 41.9% and 15.6% versus the $4.2 million and $14.2 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Digital plans	$912	$1,176	$2,970	$3,846
Meal delivery	4,313	1,945	10,836	6,141
Business-to-business	597	800	1,987	3,280
Advertising and Ecommerce	53	135	195	639
Royalties	138	182	479	336

Total revenue	$6,013	$4,238	$16,467	$14,242

Digital plans revenue was approximately $0.9 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, as compared to approximately $1.2 million and $3.8 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the nine months ended September 30, 2010, the average number of paying subscribers was approximately 15% lower than the corresponding prior year period, and the average weekly fees were approximately 4% lower than the corresponding prior year period. Fewer digital plan subscribers were added for the first nine months of 2010 compared to the first nine months of 2009. Due to cash constraints and uncertain returns from online advertising, we targeted more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. Our advertising is now driving potential customers to our call center rather than visit our website. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a subscription-based model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of approximately $4.3 million and $10.8 million, including shipping revenue, for the three and nine months ended September 30, 2010, respectively, as compared to $1.9 million and $6.1 million for the corresponding prior year periods. The 77% increase in meal delivery revenue for the first nine months of 2010 as compared to the first nine months of 2009 is directly related to an approximately 84% increase in meals shipped during the nine months ended September 30, 2010 as compared to the same period of the prior year. We have expanded our Meal delivery promotional offerings in order to achieve a higher volume of shipments which impacts our net revenues for 2010. During 2010, we increased our offline advertising expense by approximately 362% over the three months ended September 30, 2009 and increased our offline advertising expense by approximately 278% over the nine months ended September 30, 2009.

Business-to-business revenues, which are primarily application development and license related revenues, were approximately $0.6 million and $2.0 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.8 million and $3.3 million in the corresponding prior year periods. During 2009, an eDiets Corporate Services contract was terminated and resulted in the acceleration of approximately $0.6 million in previously deferred revenue which was recognized during the first quarter of 2009. Additionally, other development revenue decreased during both the three and nine months ended September 30, 2010 as a result of contracts not being renewed upon expiration in either late 2009 or the first nine months of 2010. Our current customers are also using less of our consulting and support services compared to 2009, contributing to the business-to-business revenue decline.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $53,000 and $0.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.1 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions and lower ad rates in the first half of 2010 as compared to the corresponding prior year period. The number of visitors to our websites has declined over the last few reporting periods because our advertising is now driving potential customers to our call center rather than our website. We are also allocating a greater share of the website to our own products rather than other companies’ products.

Royalty revenues related to our licensing agreement with Tesco were $0.1 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.2 million and $0.3 million in the corresponding prior year periods.

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

Cost of revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Digital plans	$115	$194	$421	$658
Meal delivery	2,767	1,398	7,123	4,646
Business-to-business	36	39	95	163
Other	47	78	142	190

Total cost of revenue	$2,965	$1,709	$7,781	$5,657

Gross margin decreased to approximately 51% and 53%, respectively, for the three and nine months ended September 30, 2010 as compared to approximately 60% and 60%, respectively, for the corresponding prior year periods. Gross margin for digital plans increased to approximately 87% and 86% respectively, for the three and nine months ended September 30, 2010 as compared to approximately 84% and 83%, respectively, for the corresponding prior year periods. This increase is primarily the result of the continued stabilization of our technology platform, terminating certain revenue share arrangements and a decrease in the amount included within digital plans cost of sales relating to our call center. Meal delivery gross margin increased to approximately 36% and 34%, respectively, for the three and nine months ended September 30, 2010 as compared to approximately 28% and 24%, respectively, for the corresponding prior year periods. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin decreased slightly during the three months ended September 30, 2010 and remained flat for the nine months ended September 30, 2010. The decrease in the blended margin overall for the three and nine months ended September 30, 2010 as compared to the same period of the prior year is the result of the increase in lower-margin meal delivery revenue combined with the decrease in high-margin digital plans revenue and the decrease in high-margin business-to-business revenue during 2010 as compared to 2009.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.2 million and $0.7 million in the corresponding prior year periods primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to $2.8 million and $7.1 million for the three and nine months ended September 30, 2010, respectively, as compared to $1.4 million and $4.6 million in the corresponding prior year periods. Cost of meal delivery revenue increased because the variable costs increased as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 for each of the three months ended September 30, 2010 and 2009. Cost of business-to-business revenue was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for each of the three months ended September 30, 2010 and 2009. Cost of other revenue was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web sites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.7 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.4 million and $2.8 million for the nine months ended September 30, 2010 and 2009, respectively. Technology and development compensation expenses were lower during 2010, due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. Sales, marketing and support expenses were $4.5 million and $10.9 million for the three and nine months ended September 30, 2010, respectively, as compared to $2.4 million and $6.7 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. The increase is primarily the result of an increase in offline advertising expense. In total, advertising media expense was $2.8 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. During the first quarter of 2010, we implemented a new offline advertising campaign and we also launched and expensed two new commercials during the third quarter of 2010. The expenses associated with another component of our sales process, our call center, increased as we added staff and incentives to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $1.2 million and $3.6 million for the three and nine months ended September 30, 2010, respectively, as compared to $1.1 million and $3.8 million in the corresponding prior year periods. The third quarter increase is mainly due to an increase in professional fees and consulting fees as a result of work performed on the impairment and debt conversion charges reflected in the second quarter of 2010.

Amortization of Intangible Assets: Amortization expense relates to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense decreased to less than $0.1 million for both the three and nine months ended September 30, 2010, respectively, as compared to less than $0.1 million and $0.3 million for the corresponding prior year periods. The reduction in amortization expense during 2010 is the result of certain Nutrio intangibles being completely amortized.

Impairment of Goodwill and Intangible Assets: During the second quarter of 2010, we performed additional impairment assessments of the U.S. business-to-business reporting unit due to anticipating certain customer contracts that will not be renewed as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. As a result, we determined that goodwill and intangible assets, specifically the Nutrio tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” during the second quarter of 2010.

Interest Income: Interest income was less than $0.1 million for the each of the three months ended September 30, 2010 and 2009 and less than $0.1 million for each of the nine months ended September 30, 2010 and 2009.

Interest Expense: Interest expense was less than $0.1 million and $2.7 million for the three and nine months ended June 30, 2010, respectively, as compared to $1.3 million and $3.7 million for the corresponding prior year periods. Interest expense relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into 22,088,981 shares of our common stock on June 4, 2010.

Interest Expense Incurred With Debt Conversion: In connection with converting our senior secured notes into 22,088,981 shares of our common stock on June 4, 2010, we also adjusted for the remaining balance of the beneficial conversion feature discounts, warrant discounts, and issuance cost discounts which totaled approximately $1.9 million and additional interest expense incurred relating to the reduction in the original conversion prices totaled approximately $22.1 million.

Loss on Extinguishment of Related Party Debt: In connection with converting our senior secured notes into 22,088,981 shares of our common stock on June 4, 2010, we also converted a related party note into 506,027 shares of our common stock. We incurred a loss on the extinguishment of this related party note of approximately $0.2 million. During the third quarter of 2010, we determined that we had not properly calculated the loss on the extinguishment of the related party note during the second quarter of 2010. Accordingly, in the third quarter of 2010, we recorded approximately $0.2 million of a loss on extinguishment of related party debt. As this adjustment was related to the correction of the prior quarter error, we performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, we concluded that the effect of the error was not material to the prior quarter, the current quarter or the six months ended June 30, 2010. In accordance with the guidance set forth in paragraph 29 of APB Opinion No. 28, Interim Financial Reporting, we corrected and disclosed this error in the quarter ended September 30, 2010.

Income Tax Benefit (Provision): Income tax benefit (provision) was less than $0.1 million for each of the three and nine months ended September 30, 2010 and less than $0.1 million for each of the three and nine months ended September 30, 2009.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $3.6 million and $42.0 million for the three and nine months ended September 30, 2010, respectively, and a net loss of $3.3 million and $8.8 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the nine months ended September 30, 2010 was for online and offline advertising promoting meal delivery and digital diet programs to potential subscribers and to support our business infrastructure as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. Generally, this trend is expected to continue going forward, but 2010 may be considered an exception because we elected to continue to aggressively pursue customer acquisition in the second half of the year through increased advertising.

On April 5, 2010, we entered into subscription agreements with investors (the “Investor Subscription Agreements”) relating to the issuance and sale (the “Registered Offering”) of 5,275,000 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”) at a price of $1.00 per share. The net proceeds from the Registered Offering, after deducting the placement agent’s fees, were approximately $4.9 million. The Registered Offering closed on April 9, 2010. We made the Registered Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-165445) declared effective by the Securities and Exchange Commission on March 25, 2010.

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

At September 30, 2010, we had a net working capital deficit of approximately $2.6 million, compared to a net working capital deficit of approximately $13.6 million at December 31, 2009. Cash and cash equivalents at September 30, 2010 were approximately $0.9 million, a decrease of approximately $0.6 million from the balance of $1.5 million at December 31, 2009.

In light of our results of operations, we have and intend to continue to evaluate various possibilities, including raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more of our lines of business or all or a portion of our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders.

Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $102.1 million as of September 30, 2010.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In order to maintain listing on the NASDAQ Capital market, the closing bid price of our listed common stock must be at least $1.00 per share. On June 28, 2010, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to the $1.00 minimum closing bid price requirement. The notice further advised us that we have a period of 180 calendar days, or until December 27, 2010, to regain compliance with this requirement or else our common stock will be subject to delisting. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

Cash Flows from Operating Activities: For the nine months ended September 30, 2010, we used approximately $5.6 million of cash in operating activities. The negative cash flow related to our net loss of approximately $42.0 million, adjusted for, among other things, certain non-cash items including approximately $1.1 million of depreciation, $1.3 million of amortization of the senior secured notes – related party discount and expenses, $2.1 million of accrued and paid-in-kind interest of the senior secured notes – related party, $24.0 million of interest expenses incurred with the debt conversion of the senior secured notes – related party, $6.9 million of impairment of goodwill and intangible assets, $0.2 million in loss on extinguishment of debt – related party, and $0.8 million of stock-based compensation, as well as an aggregate increase in cash flows from our operating assets and liabilities of less than $0.1 million.

For the nine months ended September 30, 2009, we used approximately $2.7 million of cash in operating activities. The negative cash flow related to our net loss of approximately $8.8 million, adjusted for, among other things, certain non-cash items including approximately $1.2 million of depreciation, $0.3 million of amortization of intangibles, $1.5 million of amortization of the senior secured notes – related party discount and expenses, $2.6 million of paid-in-kind interest of the senior secured notes – related party, less than $0.1 million of provision for bad debt, and $1.2 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of $0.7 million.

Cash Flows from Investing Activities: For the nine months ended September 30, 2010, we used approximately $0.6 million of cash in investing activities. The cash usage was due to capital expenditures, primarily purchased software, software development and computer equipment.

For the nine months ended September 30, 2009 we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily computer equipment.

Cash Flows from Financing Activities: For the nine months ended June 30, 2010 our financing activities provided for approximately $5.5 million of cash. We received approximately $4.5 million in total net proceeds from issuance of common stock under a registered direct offering. We also received $500,000 from the issuance of common stock in connection with a private placement transaction whereby three of our directors purchased 500,000 shares of our common stock. We also received $500,000 from the issuance of common stock in connection with the Richardson Note. The Richardson Note was converted into 506,027 shares of our common stock on June 4, 2010.

For the nine months ended September 30, 2009 our financing activities provided for $1.2 million of cash. This was primarily attributable to approximately $1.1 million in net proceeds from the issuance of common stock in connection with private investment transactions in July and September of 2009. We received approximately $0.2 million in proceeds from the exercise of warrants, offset by approximately $0.1 million of repayment of capital lease obligations.

Recent Developments

On November 12, 2010, we issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II pursuant to which we borrowed $600,000, (ii) a promissory note to Lee S. Isgur pursuant to which we borrowed $200,000 and (iii) a promissory Note to Kevin N. McGrath pursuant to which we borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2011. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•

our intention to continue to evaluate various possibilities, including raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more of our lines of business or all or a portion of our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code.

•	our belief regarding market demand for our products;

•	our expectation that revenue streams from meal delivery will continue to become a larger share of total revenues;

•	our belief that our gross margin will continue to improve in the future;

•	our expectation regarding our advertising commitments;

•	The possible de-listing of our common stock from the NASDAQ Capital Market;

•	our expectation that we will not pay dividends on our common stock in the foreseeable future;

•	our expectation regarding our revenue stream, our ability to manage our expenses and the impact of our results;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to raise additional capital through a private placement or public offering of our common stock or securities convertible into our common stock, or through a sale of strategic or non-strategic assets;

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

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2010. Based on such evaluation, such officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 6. Exhibits

The following exhibits are included herein:

10.46	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Lee S. Isgur.

10.47	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin N. McGrath.

10.48	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson II.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Chief Financial Officer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Duly Authorized Officer)

DATE: November 15, 2010

Exhibit Index

Exhibit No.	Description

10.46	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Lee S. Isgur.

10.47	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin N. McGrath.

10.48	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson II.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Chief Financial Officer of the Company.