Form 10-K
period 2010-12-31
EDIETS COM INC
filed 2011-03-31
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000 - 30559

eDiets.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Corporate Drive, Suite 600

Fort Lauderdale, FL 33334

(Address of principal executive offices)

(954) 360-9022

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the close price for such stock on that date, was approximately $13.0 million.

As of March 25, 2011, there were 61,230,338 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K and the documents that are incorporated by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements regarding:

•

our expectation that we will seek additional financial support, including through a private placement or public offering of our common stock, selling one or more lines of our business and reducing or eliminating operations;

•	our belief regarding market demand for our products and our competitive position in our industry;

•	our expectation that our total gross margins will improve in the future as our efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from meal delivery will continue to become a larger share of total revenues;

•	our belief that we can rapidly secure alternate technology infrastructure vendors if we experience an interruption in Website service;

•	our expectations regarding implementing programs designed to enhance the privacy protection of our visitors to our Website;

•	our expectation that we will conduct our operations in compliance with applicable regulatory requirements;

•	our expectations regarding our advertising commitments;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional capital;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to maintain our listing under The Nasdaq Capital Market;

•	our ability to attract and retain customers through advertising, and our ability to secure advertising commitments;

•	our ability to accurately assess market demand for our products;

•	our ability to improve our meal delivery margin and its effect on total gross margins;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience Website service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our Website;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

ITEM 1.	BUSINESS

GENERAL

Products and Services

eDiets.com, Inc. leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways:

•	We sell digital weight-loss programs.

•	We offer a nationwide weight loss oriented meal delivery service.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Websites.

•	We sell advertising throughout our content assets, which are primarily our diet, fitness and healthy lifestyle-oriented Websites.

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

Subscribers to our digital diet and meal delivery plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a digital diet or meal delivery product, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by registered dietitians and the resources of approximately 30 customer service representatives and nutritionists.

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation. During 2010 we recorded approximately $3.7 million in digital plans revenue, or approximately 16.0% of total revenues for 2010.

Meal delivery subscribers purchase a full week or five days of prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. During 2010 we recorded approximately $16.2 million in meal delivery revenue, or approximately 69.5% of total revenues for 2010.

License Business (includes business-to-business and royalty revenue)

Our eDiets Corporate Services subsidiary is actively engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries. During 2010 we recorded approximately $2.5 million in business-to-business revenue, or approximately 10.7% of total revenues for 2010.

We also recognized $0.6 million in royalty revenue in 2010 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland. Effective July 31, 2009, we terminated this exclusive licensing agreement with Tesco. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

Content Business (includes advertising and ecommerce revenue)

Our advertising sales revenues were approximately $0.2 million, or 1.0% of total revenues for 2010, and are derived from our flagship Website, www.eDiets.com. The site includes free, regularly updated content developed primarily by our in-house editorial staff. Content is grouped into “channels” including Diet & Nutrition, Fitness, Mind & Body, Health, Food & Recipes and Success Stories.

Additional advertising revenues are generated through placements in our free opt-in email newsletters and through placements within the subscription sales process.

Our Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc. in a 2011 report, our particular segment, the Online Dieting Market, is estimated to grow from approximately $990.0 million in 2010 to $1.2 billion in 2014.

We believe the growing population of overweight and obese people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their lives is driving the growth of weight loss solutions. We believe our comprehensive and integrated weight loss offerings, which include our fresh meal delivery service, personalized online subscription-based plans and licensing related to private-label websites uniquely positions us in serving both consumers and businesses.

Marketing

Our total advertising spending in 2010 was $9.0 million, or 38.4% of revenues. We currently pay to advertise our services through third party online banners, online paid and natural search programs, Web affiliate programs and cable television placements. In addition, we advertise on our Websites and in our email newsletters. Over the last few years our cost to acquire subscribers through banner advertisements on the major online portals has risen dramatically as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to paid search programs, television and co-marketing partnerships.

Competition

We face significant competition. In the online subscription diet business our most significant competitor is www.weightwatchers.com, which is owned by Weight Watchers® International. We also compete with privately-held Waterfront Media, Inc., which operates a variety of diet- and self-help-oriented Websites including www.southbeachdiet.com, and with the WebMD® Weight Loss Center operated by WebMD, Inc. In the meal delivery business we compete with NutriSystem, Inc. and Jenny Craig, Inc. as well as others. In the business-to-business licensing of digital diet, fitness and healthy lifestyle content, tools and services we compete with Miavita, which is owned by Matria Healthcare, Inc., Nutrihand, Genesant, and with several private companies. Many of our competitors in the weight loss industry, including NutriSystem, Inc. and Jenny Craig, Inc., are significantly larger and have greater financial resources than we do and may be able to devote greater resources for the development and promotion of their services and products. We mainly compete in the areas of program efficacy, price, taste, customer service and brand recognition.

Dependence on Third Parties

We derive significant portions of our business from relationships with both third party Websites and third party licensors. Beginning in April 2003, we began to offer online personalized meal plans based upon intellectual property licensed from third parties.

In addition, we depend on certain third party technology vendors for the day-to-day smooth operation and availability of our Website and services. We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure tier 1 collocation facilities in Saint Louis, Missouri and Lithia Springs, Georgia. The facilities provide us with:

•	ready access to increased network bandwidth;

•	improved redundancy, security, and disaster recovery; and

•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2010, our site was operating 99% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

Approximately 70% of our revenue comes from our meal delivery program, from which we currently depend on one third party meal delivery vendor for the manufacture and fulfillment of our prepared meals. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

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

GOVERNMENT REGULATION

There are an increasing number of laws and regulations being promulgated by the United States government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

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

Company Information

General information about us can be found at http://www.ediets.com/company/AbouteDiets.jsp. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, free of charge on our website.

Information contained on our website, or on any other website mentioned in this Annual Report, is not incorporated by reference in this Annual Report and does not constitute a part of this Annual Report.

We currently employ approximately 50 employees, 48 of which are full time employees.

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

In November 1999, eDiets merged into a newly-created, wholly-owned subsidiary of Olas, Inc., a publicly-traded company of which substantially all of the operating assets had been sold in 1995. Olas, Inc. then changed its name to eDiets.com, Inc. Following the merger, in November and December 1999 eDiets completed a private placement of common stock and warrants that generated approximately $6.3 million in net proceeds to the Company. Beginning in early 2000, we primarily used the proceeds from this financing to fund online advertising expenditures that significantly increased in the Company’s base of paying subscribers.

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

We have experienced recurring operating losses and our liquidity has been significantly reduced, and we expect to continue incurring losses in the future.

For the year ended December 31, 2010, we had a net loss of $43.3 million and used $6.9 million of cash in operations. As of December 31, 2010, we had an accumulated deficit of $103.4 million and a total stockholders’ deficit of $2.0 million. As of December 31, 2010 and February 28, 2011 we had unrestricted cash of $0.5 million and $1.6 million, respectively.

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. We may not achieve profitability in the future, and even if we do, we may not be able to sustain being profitable.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional financial support. In light of our results of operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders.

Management has plans to seek additional capital through a private placement and public offering of its common stock during 2011. There can be no assurances that we will be successful in raising additional cash to finance operations. If we are not successful, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Capital Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.

Our common stock is currently traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “DIET.” If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from Nasdaq. These continued listing standards include specifically enumerated criteria, such as:

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

On June 28, 2010, we received a notice of non-compliance with Nasdaq’s continued listing standard relating to the $1.00 minimum closing bid price requirement. When we were unable to regain compliance during an initial period of 180 calendar days, a Nasdaq hearing panel provided us with an additional period of time, until June 28, 2011, to regain compliance. If the bid price of our common stock does not close at $1.00 per share for at least ten consecutive days prior to June 28, 2011, our common stock will be subject to immediate de-listing form Nasdaq. In addition, we received a second notice of non-compliance with Nasdaq’s continued listing standard relating to the requirement that we maintain a market capitalization of at least $35.0 million. We have a period of 180 calendar days, until August 1, 2011, to regain compliance with the Nasdaq market capitalization rule. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have no long-term credit facility or other source of long-term funding other than $1.0 million in Notes held by an officer and directors of our Company (the “Director Notes”), and as of December 31, 2010, we had approximately $7,000 in accrued interest on the Director Notes that will mature on December 31, 2011.

We have no long-term credit facility or other source of long-term funding other than the Director Notes which represent: (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides Capital Partners, LLC (“Prides”), pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer pursuant to which the Company borrowed $200,000.The Director Notes mature on December 31, 2011 at which time we must repay the original principal amount of $1.0 million, together with accrued interest of approximately $57,000. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under these Director Notes. Furthermore, even if we are able to refinance or extend the Director Notes, we will need additional financing to continue our operations. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. If we are unable to obtain third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect our financial condition and the value of our common stock.

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

We may be forced to enter into business combinations and strategic alliances on unfavorable terms which may disrupt our business.

In order to continue our business, we may be required to enter into asset sales, business combinations, investments, joint ventures or other strategic alliances with other companies. To the extent we are able to find a purchaser or other joint venturer, due to our weak financial and operating condition, these transactions may be on highly unfavorable terms, which may materially adversely affect or eliminate the value of our common stock. If we are unable to consummate a transaction of this type, we may be required to cease operations.

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

As of March 25, 2011, Prides owned approximately 60.7% of our outstanding voting common stock based upon 61,230,338 shares outstanding. Therefore, as a practical matter, Prides has significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions. Additionally, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it. Prides initially acquired our common stock under the terms of a 2006 Securities Purchase Agreement (the “Company Purchase Agreement”). The Company Purchase Agreement affords Prides certain participation rights and anti-dilution protections which could make it more difficult for us to obtain additional financing or to effect a merger or other business combination transaction. In addition, under the terms of the Company Purchase Agreement, as long as Prides owns at least 5% of our outstanding common stock, the following require the approval of a majority vote of our board of directors, which majority must include at least one Prides director:

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

Food Manufacturer. We currently depend on one third party meal delivery vendor for manufacture and fulfillment of our prepared meals. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand.

Freight and Fulfillment. Our orders are shipped by one third-party, United Parcel Service, Inc. (“UPS”). Should UPS be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing UPS on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our subscribers from effectively utilizing our services, which could prevent us from retaining and attracting subscribers and advertisers. The hardware infrastructures on which our system operates are located in Saint Louis, Missouri and Lithia Springs, Georgia. We do not currently have a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

In addition, our subscribers depend on Internet service providers, or ISPs, for access to our Website. In the past, ISPs and Websites have experienced significant system failures and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our subscribers from effectively utilizing our services.

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

We may effect a reverse stock split to avoid our common stock being delisted from the Nasdaq Capital Market.

We may effect a reverse stock split in order to avoid being delisted from the Nasdaq Capital Market. However, while we expect that the resulting reduction in our outstanding shares of common stock will increase the market price of our common stock, we cannot assure you that the reverse stock split will increase the market price of our common stock by a multiple equal to the number of pre-split shares in the reverse split ratio, or result in any permanent increase in the market price. In some cases the stock price of companies that have effected reverse stock splits has subsequently declined back to pre-reverse split levels. A reverse stock split is often viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization.

Our recent restructuring plan may adversely affect our ability to react to business developments and manage our business.

In order to manage our expenses and reduce our use of our limited cash, we have recently implemented a reduction in force which significantly reduced the number of employees that we employed. However, this reduction may adversely affect our ability to react to business developments, grow our revenue or manage our business, which would adversely affect the financial condition of the Company and the value of our common stock.

The price of our common stock is likely to be volatile.

In the past year, our stock has closed at prices ranging from a high of $1.44 on March 30 and 31, 2010, to a low of $0.3349 on February 8, 2011. We expect our market price to continue to be extremely volatile. The market price of our common stock is also subject to fluctuations in response to general trends in the weight loss industry, seasonality, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities and the concentration of ownership of our stock could lead to heightened volatility even if relatively few shares are traded. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding at prices ranging from $0.3535 to $6.07 per share. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

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

In order to remain competitive, we will be continually required to enhance and to improve the functionality and features of our subscription products and website, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. We may face material delays in introducing new services, products, and enhancements. If such delays occur, our users may forego use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our employees operate out of our leased facility of approximately 20,000 square feet in Fort Lauderdale, Florida. Our lease is due to expire in September 2016. The aggregate current monthly rental, including lessor leasehold improvements repayment obligations and pro-rated share of common area facilities expenses, is approximately $53,000.

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

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2010:
Fourth quarter	$0.46	$0.99
Third quarter	$0.57	$0.92
Second quarter	$0.68	$1.52
First quarter	$1.11	$2.00

YEAR ENDED DECEMBER 31, 2009:
Fourth quarter	$1.10	$1.78
Third quarter	$0.71	$3.06
Second quarter	$0.85	$1.90
First quarter	$0.98	$3.44

As of March 4, 2011, there were approximately 86 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 2010. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Revenue
Digital plans	$3,745	$4,970	$9,345	$19,482	$38,025
Meal delivery	16,239	7,839	9,405	3,994	3,172
Business-to-business	2,499	4,054	3,646	2,573	1,655
Other	874	1,245	1,539	3,680	5,962

	YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share data)
Total Revenue	$23,357	$18,108	$23,935	$29,729	$48,814
Costs and Expenses:
Cost of revenue
Digital plans	515	863	2,610	3,112	6,137
Meal delivery	10,599	5,912	9,358	3,665	3,170
Business-to-business	130	198	136	200	96
Other	180	236	321	245	219

Total cost of revenue	11,424	7,209	12,425	7,222	9,622
Technology and development	2,801	3,710	4,297	3,723	3,203
Sales, marketing and support	14,003	8,896	11,664	17,029	30,445
General and administrative	4,595	4,882	6,070	6,984	8,549
Amortization of intangible assets	31	295	882	1,213	760
Impairment of goodwill and intangible assets	6,865	—	5,191	2,296	—

Total costs and expenses	39,719	24,992	40,529	38,467	52,579

Loss from operations	(16,362)	(6,884)	(16,594)	(8,738)	(3,765)
Interest income	3	11	109	282	255
Interest expense	(2,741)	(5,170)	(3,357)	(781)	(71)
Interest expense incurred with debt conversion	(23,961)
Loss on extinguishment of related party debt	(213)

Loss before income tax provision	(43,274)	(12,043)	(19,842)	(9,237)	(3,581)
Income tax benefit (provision)	1	(18)	(6)	(171)	(66)

Net loss from continuing operations	(43,273)	(12,061)	(19,848)	(9,408)	(3,647)

Discontinued Operations:
Loss from operations, net of tax	—	—	—	—	(412)
Loss on disposal, net of tax	—	—	—	—	(41)

Loss from discontinued operations, net of tax	—	—	—	—	(453)

Net loss	$(43,273)	$(12,061)	$(19,848)	$(9,408)	$(4,100)

Per Share Data:
Basic and diluted loss per common share:
Loss from continuing operations	$(0.94)	$(0.47)	$(0.79)	$(0.38)	$(0.16)
Loss from discontinued operations	—	—	—	—	(0.02)

Net loss	$(0.94)	$(0.47)	$(0.79)	$(0.38)	$(0.18)

Weighted average common and common equivalent shares outstanding:
Basic	46,258	25,721	25,115	24,811	23,421

Diluted	46,258	25,721	25,115	24,811	23,421

	YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(6,901)	$(4,590)	$(8,202)	$(4,774)	$(3,110)
Investing activities	(719)	(74)	(1,148)	(4,062)	(10,609)
Financing activities	6,497	3,637	4,652	10,009	11,010

	DECEMBER 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$3,596	$12,456	$15,671	$27,691	$27,544
Total debt	1,044	16,890	11,958	7,029	355
Debt (excluding capital lease obligations)	1,000	16,824	11,808	6,247	—
Stockholders’ (deficit) equity	(1,970)	(9,570)	(2,781)	12,862	16,196

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Going concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2010, we had a net loss of $43.3 million and used $6.9 million of cash in our operations. As of December 31, 2010, we had an accumulated deficit of $103.4 million and a total stockholders’ deficit of $2.0 million.

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

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern.

Management has plans to seek additional capital through a private placement and public offering of its common stock during 2011. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Revenue	100%	100%	100%
Cost of revenue	49	40	52
Technology and development	12	20	18
Sales, marketing and support	60	49	49
General and administrative	20	27	25
Amortization of intangible assets	*	2	4
Impairment of goodwill and intangible assets	29	—	22
Other income	*	*	*
Interest expense	12	29	14
Interest expense incurred with debt conversion	103	—	—
Loss on extinguishment of related party debt	*	—	—
Income tax provision	*	*	*
Net loss	(185)%	(67)%	(83)%

*	Less than 1%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Revenue: Total revenue for the year ended December 31, 2010 was $23.4 million, an increase of 29% versus the $18.1 million recorded for the year ended December 31, 2009.

Revenue by type for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Digital plans	$3,745	$4,970
Meal delivery	16,239	7,839
Business-to-business	2,499	4,054
Advertising	212	702
Ecommerce	37	20
Royalties	625	523

	$23,357	$18,108

Digital plans revenue was $3.7 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2010, the average number of paying subscribers was approximately 15% lower than the corresponding prior year period and the average weekly fees were approximately 3% lower than the corresponding prior year period. Fewer digital plans subscribers were added for the year 2010 compared to 2009. Due to cash constraints and uncertain returns from online advertising, we targeted more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. Our advertising is now driving potential customers to our call center rather than visit our website. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a subscription-based model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of $16.2 million and $7.8 million, including shipping revenue, in fiscal years 2010 and 2009, respectively, representing an increase of 107% for 2010. The increase in meal delivery revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is directly related to an approximately 115% increase in meals shipped during the twelve months ended December 31, 2010 as compared to the same period of the prior year. We have expanded our meal delivery promotional offerings in order to achieve a higher volume of shipments which impacted our net revenues for 2010. During the year ended December 31, 2010, we increased our offline advertising expense by approximately 258% over the year ended December 31, 2009.

Business-to-business revenues, which are primarily license related revenues, were approximately $2.5 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively. During 2009, an eDiets Corporate Services contract was terminated and resulted in the acceleration of approximately $0.6 million in previously deferred revenue which was recognized during the first quarter of 2009. Additionally, other development revenue decreased during the year ended December 31, 2010 as a result of contracts not being renewed upon expiration in either late 2009 or during 2010. Our current customers are also using less of our consulting and support services compared to 2009, contributing to the business-to-business revenue decline.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $0.2 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions in 2010 as compared to 2009. The number of visitors to our websites has declined over the last few reporting periods because our advertising is now driving potential customers to our call center rather than our website. We are also allocating a greater share of the website to advertisements for our own products rather than advertisements for other companies’ products.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.6 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively.

In the future we expect that revenue streams from meal delivery will continue to be a larger share of total revenue as we diversify from a digital subscription-based and licensing-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue was approximately $11.4 million for the year ended December 31, 2010 as compared to $7.2 million for the prior year.

Cost of revenue by type for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Digital plans	$515	$863
Meal delivery	10,599	5,912
Business-to-business	130	198

	2010	2009
Other	180	236

Total cost of revenue	$11,424	$7,209

Consolidated gross margin decreased to approximately 51% for the year ended December 31, 2010 as compared to approximately 60% for the corresponding prior year period. The decrease in the consolidated gross margin for the year ended December 31, 2010 as compared to the same period last year is the result of a shift in revenue mix. The increase in lower-margin meal delivery revenue combined with the decrease in high-margin digital plans revenue and the decrease in high-margin business-to-business revenue during 2010 as compared to 2009 is the reason that consolidated gross margin declined. Gross margin for digital plans increased to approximately 86% for the year ended December 31, 2010 as compared to approximately 83% for the corresponding prior year period. This increase is primarily the result of the continued stabilization of our technology platform, terminating certain revenue share arrangements and a decrease in the amount included within digital plans cost of sales relating to our call center. Meal delivery gross margin increased to approximately 35% for the year ended December 31, 2010 as compared to approximately 25% for the corresponding prior year period. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors, and a reduction in our shipping costs. We anticipate our total gross margin will improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin remained flat during year ended December 31, 2010 as compared to the corresponding prior year period.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to approximately $0.5 million for the year ended December 31, 2010 as compared to $0.9 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in subscribers mentioned above.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to $10.6 million for the year ended December 31, 2010 from $5.9 million for the year ended December 31, 2009. Cost of meal delivery revenue increased because the variable costs increased as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was approximately $0.1 million for the year ended December 31, 2010 and $0.2 million for the year ended December 31, 2009.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.2 million and $0.2 million for the years ended December 31, 2010 and 2009.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Website and store our data. These expenses were approximately $2.8 million for 2010 as compared to $3.7 million in 2009. Technology and development compensation expenses were lower during 2010, primarily due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. These expenses increased to approximately $14.0 million in 2010 from $8.9 million in 2009 and represent mainly advertising media expense and compensation expense. The increase is primarily the result of an increase in offline advertising expense. In total, advertising media expense was approximately $9.0 million in 2010 versus $3.7 million in 2009. During the first quarter of 2010, we implemented a new offline advertising campaign and we also launched and expensed two new commercials during 2010. The expenses associated with another component of our sales process, our call center, increased as we added staff and incentives to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $4.6 million for the year ended December 31, 2010 as compared to $4.9 million in the corresponding prior year period. Overall, in an effort to reduce costs, the Company reduced overall general and administrative compensation expense during 2010. In addition, the current year decrease is also the result of lower professional fees and a reduction in insurance premiums during 2010.

Amortization of Intangible Assets: Amortization expense relates primarily to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense was approximately $31,000 and $0.3 million for the years ended December 31, 2010 and 2009, respectively. The reduction in amortization expense during 2010 is the result of certain Nutrio intangibles being completely amortized.

Impairment of Goodwill and Intangible Assets: During the second quarter of 2010, we performed additional impairment assessments of the U.S. business-to-business reporting unit due to anticipating certain customer contracts that will not be renewed as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. As a result, we determined that goodwill and intangible assets, specifically the Nutrio tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” during 2010.

Interest Income: Interest income was less than $0.1 million for the years ended December 31, 2010 and 2009.

Interest Expense: Interest expense decreased to $2.7 million for the year ended December 31, 2010 as compared to $5.2 million for the corresponding period of the prior year. Interest expense relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into 22,088,981 shares of our common stock on June 4, 2010.

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

Loss on Extinguishment of Related Party Debt: In connection with converting our senior secured notes into 22,088,981 shares of our common stock on June 4, 2010, we also converted a related party note into 506,027 shares of our common stock. We incurred a loss on the extinguishment of this related party note of approximately $0.2 million during the year ended December 31, 2010.

Income Tax Benefit (Provision): Income tax benefit (provision) of less than $0.1 million for the years ended December 31, 2010 and 2009 relates to eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $43.3 million in 2010 compared to net loss of $12.1 million for 2009.

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

Digital plans revenue was $5.0 million and $9.3 million for the years ended December 31, 2009 and 2008, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2009, the average digital plans subscriber base was approximately 29% lower than the corresponding prior year period and the average weekly fees were approximately 3% lower than the corresponding prior year period. Fewer digital plans subscribers were added for the year 2009 compared to 2008. Due to cash constraints and uncertain returns from advertising, we had significantly reduced our spending in both offline campaigns and online advertising, as well as our targeting more of our advertising investments to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in advertising expenditures all contributed to the decline in subscribers during the year ended December 31, 2009.

Meal delivery had revenues of $7.8 million and $9.4 million, including shipping revenue, in fiscal years 2009 and 2008, respectively, representing a decrease of 17% for 2009. The decrease in meal delivery revenue was related to lower advertising spend during 2009 due to cash constraints.

Business-to-business revenues, which are primarily license related revenues, were approximately $4.1 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. The increase in revenue was related to consulting and customer service revenues generated from existing customers that eDiets Corporate Services manages.

Advertising revenue from our website and our newsletter was approximately $0.7 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions in 2009 as compared to 2008. The number of visitors to our websites has declined in 2009. Due to rising online advertising rates, cash constraints and uncertain returns from advertising, we had significantly reduced our spending in both offline campaigns and online advertising, resulting in fewer visitors to our websites.

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

Gross margin as a percent of revenue increased to 60% for the year ended December 31, 2009 from 48% in the prior year. Gross margin for digital plans increased to 83% from 72% as a result of stabilizing our technology platform and terminating certain revenue share arrangements. Meal delivery gross margin increased to 25% in 2009 as compared to less than 1% for 2008. This was the result of raising the price of our meal delivery service, cost reductions from stabilizing our technology platform, a reduction in food product waste, a reduction in product costs and food production efficiencies realized with one of our primary vendors. In an effort to reduce costs, the Company reduced all salaries during 2009. Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutritional and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to approximately $0.9 million for the year ended December 31, 2009 as compared to $2.6 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in subscribers mentioned above.

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

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Website and store our data. These expenses were approximately $3.7 million for 2009 as compared to $4.3 million in 2008. The decrease in technology and development expenses was primarily related to the overall reduction in salaries during 2009, as well as a reduction in technology consulting expenses during 2009.

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

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $4.9 million for the year ended December 31, 2009 as compared to $6.1 million in the corresponding prior year period. In an effort to reduce costs, the Company reduced all salaries during 2009. In addition, the decrease in 2009 was also the result of lower recruiting expenses, lower legal fees and lower depreciation expense.

Amortization of Intangible Assets: Amortization expense was $0.3 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively. The reduction in amortization expense for 2009 was the result of certain Nutrio intangibles being completely amortized as of December 31, 2008.

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

Interest Expense: Interest expense increased to $5.2 million for the year ended December 31, 2009 as compared to $3.4 million for the corresponding period of the prior year. The increase in interest expense related to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008.

Income Tax Benefit (Provision): Income tax benefit (provision) of less than $0.1 million for the years ended December 31, 2009 and 2008 relates to eDiets Europe.

Net Loss: As a result of the factors discussed above, we recorded a net loss of $12.1 million in 2009 compared to net loss of $19.8 million for 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the year ended December 31, 2010 was for online and offline advertising promoting meal delivery and digital diet programs to potential subscribers and to support our business infrastructure as we diversify from subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market. Generally, this trend is expected to continue going forward, but 2010 may be considered an exception because we elected to continue to aggressively pursue customer acquisition in the second half of the year through increased advertising.

On April 5, 2010, we entered into subscription agreements with investors relating to the issuance and sale (the “Registered Offering”) of 5,275,000 shares of our common stock, par value $0.001 per share at a price of $1.00 per share. The net proceeds from the Registered Offering, after deducting the placement agent’s fees, were approximately $4.9 million. The Registered Offering closed on April 9, 2010. We made the Registered Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-165445) declared effective by the Securities and Exchange Commission on March 25, 2010.

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

At December 31, 2010, we had a net working capital deficit of approximately $3.7 million, compared to a net working capital deficit of approximately $13.6 million at December 31, 2009. Cash and cash equivalents at December 31, 2010 were approximately $0.5 million, a decrease of approximately $1.0 million from the balance of $1.5 million at December 31, 2009.

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

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $103.4 million as of December 31, 2010.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In order to maintain listing on The Nasdaq Capital Market, the closing bid price of our listed common stock must be at least $1.00 per share. On June 28, 2010, we received a notice of non-compliance with Nasdaq’s continued listing standard relating to the $1.00 minimum closing bid price requirement. When we were unable to regain compliance during an initial period of 180 calendar days, a Nasdaq hearing panel provided us with an additional period of time, until June 28, 2011, to regain compliance. If the bid price of our common stock does not close at $1.00 per share for at least ten consecutive days prior to June 28, 2011, our common stock will be subject to immediate de-listing form The Nasdaq Capital Market. In addition, we received a second notice of non-compliance with Nasdaq’s continued listing standard relating to the requirement that we maintain a market capitalization of at least $35.0 million. We have a period of 180 calendar days, until August 1, 2011, to regain compliance with the Nasdaq market capitalization rule. If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

Cash Flows from Operating Activities: For the year ended December 31, 2010, we used approximately $6.9 million of cash in operating activities. The negative cash flow related to our net loss of approximately $43.3 million, adjusted for, among other things, certain non-cash items including approximately $1.5 million of depreciation, $1.3 million of amortization of the senior secured notes — related party discount and expenses, $2.1 million of accrued and paid-in-kind interest of the senior secured notes — related party, $24.0 million of interest expenses incurred with the debt conversion of the senior secured notes — related party, $6.9 million of impairment of goodwill and intangible assets, $0.2 million in loss on extinguishment of debt — related party, and $0.9 million of stock-based compensation, as well as an aggregate decrease in cash flows from our operating assets and liabilities of approximately $0.4 million.

For the year ended December 31, 2009, we used $4.6 million of cash in operating activities. The negative cash flow related to our net loss of $12.1 million, adjusted for, among other things, certain non-cash items including $1.6 million of depreciation, $0.3 million of amortization of intangibles, $2.2 million of amortization of the senior secured notes — related party discount and expenses, $2.9 million of paid-in-kind interest of the senior secured notes — related party, less than $0.1 million of provision for bad debt, less than $0.1 million for an inventory write-down and $1.6 million of stock-based compensation, and an aggregate decrease in cash flows from our operating assets and liabilities of approximately $1.0 million.

Cash Flows from Investing Activities: For year ended December 31, 2010, we used approximately $0.7 million of cash in investing activities. The cash usage was due to capital expenditures, primarily purchased software, software development and computer equipment.

For the year ended December 31, 2009, we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily computer equipment.

Cash Flows from Financing Activities: For the year ended December 31, 2010 our financing activities provided for approximately $6.5 million of cash. We received approximately $4.5 million in total net proceeds from issuance of common stock under a registered direct offering. We also received $500,000 from the issuance of common stock in connection with a private placement transaction whereby three of our directors purchased 500,000 shares of our common stock. We also received $500,000 from the issuance of common stock in connection with the Richardson Note. The Richardson Note was converted into 506,027 shares of our common stock on June 4, 2010. We issued the Director Notes, consisting of promissory notes to three of our directors pursuant to which we borrowed a total of $1.0 million.

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

Inflation

The impact of inflation on our operations has not been significant to date.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

Revenue and Related Expense Recognition

Subscription fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, various portions of these fees are recognized ratably over the period services are being provided. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues relating to our digital plans are expected to be recognized over the next fiscal quarter or within the next year. Subscriptions to our digital plans are recognized as revenue on a straight-line basis over the period of the digital plan subscription. Meal delivery revenue is recognized when our product is shipped from a fulfillment center to the end-customer.

Recent Developments

During February 2011, we executed Subscription Agreements with investors pursuant to which 3,811,818 shares of our common stock were issued under a private placement at a price of $0.4125 per share, which provided approximately $1.6 million of capital. Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively, of the total $1.6 million of proceeds received. In addition, we also issued warrants entitling the purchasers to acquire a total of 1,905,909 shares of common stock at an exercise price of $0.3535 per share.

The shares of common stock sold in the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or applicable exemption from the registration requirements of such Act and applicable state securities laws. However, eDiets has agreed to register for resale the shares of common stock issued in the private placement pursuant to a registration rights agreement with the purchasers of the shares.

Contractual Obligations: The following summarizes future cash outflow related to our non-cancelable contractual obligations at December 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Capital lease obligations	$48	$24	$24	$—
Operating leases	4,464	664	1,407	2,393
Related party notes	1,057	1,057	—	—

Total contractual cash obligations	$5,569	$1,745	$1,431	$2,393

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

REVENUE RECOGNITION:

Digital plan revenue is generated by our membership subscriptions to the proprietary content contained in our Websites. Subscriptions to our digital plans are paid in advance, mainly via credit/debit cards, and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive six months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. We therefore recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with Accounting Standards Codification (ASC) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition — Principal Agent Considerations, we recognize gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk when the customers place orders. Beginning in January 2008, we began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance ASC 605-50 (formerly EITF 01-09), Revenue Recognition — Customer Payments and Incentives , we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-45, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped

Business-to-business revenue relates to our Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance 605-25 (formerly EITF 00-21), Revenue Recognition — Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight-line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligation remains and collection is probable. Our obligations typically include guarantees of a minimum number of “impressions” or times that visitors to our Website view an advertisement. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue. Opt-in email revenue is derived from the sale of email addresses of visitors to our Websites who have authorized us to allow third party solicitations. Revenues from the sale of email addresses are recognized when no significant Company obligation remains and collection is probable.

Ecommerce revenue is currently derived from the sale of our various health and fitness store products, including vitamin supplements, to consumers. We offer an unconditional 30-day guarantee on all of our products. In accordance with ASC 605-15-25-1 (formerly Statement of Financial Accounting Standards (SFAS) 48), Revenue Recognition — Products, we recognize revenue on those products only when the guarantee period lapses.

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

Our most significant accounting estimate is our reserve for refunds for digital plans and meal delivery. Since digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund, accordingly we estimate a reserve based on that assumption for future refunds. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

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

As a result of customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty, we performed an impairment assessment of Nutrio’s finite-lived intangible assets during 2010. We determined there were no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows were zero, compared to the carrying value of approximately $30,000, we deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded under “Impairment of goodwill and intangible assets” in our Consolidated Statement of Operations during 2010.

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

During 2010, indicators of potential impairment of the U.S. business-to-business reporting unit caused us to conduct an interim impairment test. Those indicators included customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. We completed step one of the impairment analysis and estimated the fair value of the U.S. business-to-business reporting unit using a discounted cash flows method. The discount rate used was the Company’s weighted average cost of capital (“WACC”) discount rate. The WACC includes the cost of debt and the cost of equity and was derived using the Capital Asset Pricing Model, whereby market participants were identified and used in our calculation of the WACC. Upon performing the first step of the goodwill impairment test, we determined that the carrying amount of this reporting unit exceeded its fair value, based on a discounted cash flows method. Therefore, the second step of the goodwill impairment test was performed to allocate the fair value of the reporting unit to the fair value of all tangible and identifiable intangible assets and determine the implied value of goodwill. Determining the implied value of goodwill requires the valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. This analysis indicated a remaining implied value of goodwill of zero which we compared to the carrying amount of the goodwill.

As a result of the assessments performed, we determined that goodwill and intangible assets, specifically the tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in our Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” during the year ended December 31, 2010.

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation — Stock Compensation .. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

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

We adopted ASC 740-10 (formerly FIN 48), Income Taxes — Overall, effective January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. In accordance with ASC 740-10, we did not recognize any liability for unrecognized tax benefits.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2010, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-31 of this report.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that as of December 31, 2010, our internal control over financial reporting is effective based on the specified criteria.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.ediets.com under “Investor Relations-Corporate Governance – Ethics Policies Applicable to CEO, COO and Senior Financial Officers.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Compensation Plan Information table required by Item 201(d) of Regulation S-K and the remaining items required by Part III, Item 12 are incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page 36.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1B	Restated Certificate of Incorporation of eDiets.com, Inc. (1)

3.2	Amended and Restated By-Laws (2)

EXHIBIT NO.	DESCRIPTION

10.1	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (3)

10.2	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (4) ***

10.3	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (5)

10.4	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc. (6)

10.5	Note and Warrant Purchase Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (7)

10.6	Senior Secured Note dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (8)

10.7	Warrant and Purchase of Common Stock dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.8	Registration Rights Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (10)

10.9	Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (11)

10.10	Intellectual Property Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (12)

10.11	Subsidiary Guaranty dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

10.12	Employment Agreement dated February 12, 2008, by and among eDiets.com, Inc. and Stephen Rattner. (14) **

10.13	Employment Agreement dated March 7, 2008, by and among eDiets.com, Inc. and Thomas Hoyer. (15) **

10.14	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC. (16)(30)

10.15	Note and Warrant Purchase Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (17)

10.16	Senior Secured Note dated May 30, 2008. (18)

10.17	Warrant for the Purchase of Common Stock dated May 30, 2008. (19)

10.18	Registration Rights Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (20)

10.19	Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (21)

10.20	Intellectual Property Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (22)

10.21	Subsidiary Guaranty dated May 30, 2008. (23)

10.22	Amended Warrant for the Purchase of Common Stock dated May 30, 2008. (24)

10.23	Letter Waiver dated May 30, 2008. (25)

10.24	Product Services and Supply Agreement between eDiets.com, Inc. and Purfoods, LLC. (26)(30)

10.25	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (27)

10.26	Letter Amendment No.1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (28)

10.27	Employment Agreement dated December 30, 2008, by and among eDiets.com, Inc. and Kevin McGrath. (29)**

10.28	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin A. Richardson II. (31)

10.29	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Lee Isgur. (32)

EXHIBIT NO.	DESCRIPTION

10.30	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (33)

10.31	Agreement to Amend Warrants dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (34)

10.32	Registration Rights Agreement dated June 23, 2009, by and among eDiets.com, Inc., Kevin A. Richardson II, Lee Isgur, Kevin McGrath and Prides Capital Fund I, L.P. (35)

10.32A	Amendment No. 1 to Registration Rights Agreement dated September 8, 2009, by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson, Lee Isgur and Kevin McGrath. (39)

10.33	Waiver Letter No. 1 dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (36)

10.33A	Waiver Letter No. 2 dated September 8, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (40)

10.33B	Waiver Letter No. 3 dated November 11, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (42)

10.34	Securities Subscription and Purchase Agreement dated September 8, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (39)

10.35	Securities Subscription and Purchase Agreement dated September 8, 2009, by and between eDiets.com, Inc. and Lee Isgur. (40)

10.36	eDiets.com, Inc. Form of Warrant for the Purchase of Shares of Common Stock. (41)

10.37	Waiver and Forbearance Agreement dated November 11, 2009 by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson II, Lee Isgur and Kevin McGrath. (43)

10.38	Promissory Note dated March 9, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson, II. (44)

10.39	Waiver Letter No. 4 dated March 9, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (44)

10.40	Form of Subscription Agreement dated as of April 5, 2010. (45)

10.41	Debt Conversion Agreement, dated as of April 5, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (45)

10.42	Debt Conversion Agreement, dated as of April 5, 2010, by and between eDiets.com, Inc. and Kevin A. Richardson, II. (45)

10.43	Securities Subscription and Purchase Agreement, dated April 5, 2010, by and between eDiets.com, Inc. and Kevin A. Richardson, II. (45)

10.44	Securities Subscription and Purchase Agreement, dated April 5, 2010, by and among eDiets.com, Inc., Kevin N. McGrath and Lee S. Isgur. (45)

10.45	Amendment No. 2 to Registration Rights Agreement, dated April 5, 2010, by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson, Lee Isgur and Kevin McGrath. (45)

10.46	eDiets.com, Inc. Amended and Restated Equity Incentive Plan. ** (46)

10.47	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Lee S. Isgur. (47)

10.48	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin N. McGrath. (48)

10.49	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson II. (49)

10.50	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Kevin A. Richardson, II. (50)

10.51	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Lee S. Isgur. (51)

10.52	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (52)

10.53	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Haus Capital Fund, L.P. (53)

10.54	Form of Warrant. (54)

EXHIBIT NO.	DESCRIPTION

10.55	Registration Rights Agreement dated February 7, 2011 by and among eDiets.com, Inc., Kevin A. Richardson, II, Lee S. Isgur, BBS Capital Fund, L.P., Haus Capital Fund, L.P. and Prides Capital Partners, LLC. (55)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and filed with the SEC on August 16, 2010.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2007 (Filed as Exhibit 10.1).
(3)	Incorporated by reference to the Registration Statement on Form SB-2/A as filed with the SEC on April 17, 2000 (Filed as Exhibit 10.3).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 2.1).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 10.1).
(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 and filed with the SEC on August 14, 2006 (Filed as Exhibit 10.1).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.1).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.2) .
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.3).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.4).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.5).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.6).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.7).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 19, 2008 (Filed as Exhibit 10.1).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 10, 2008 (Filed as Exhibit 10.1).
(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2008 and filed with the SEC on May 15, 2008 (Filed as Exhibit 10.1).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.1).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.2).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.3) .
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.4).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.5).
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.6).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.7).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.8).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.9).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 11, 2008 (Filed as Exhibit 10.1).
(27)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.1).
(28)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.2).
(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 5, 2009 (Filed as Exhibit 10.1).
(30)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(31)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.1).
(32)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.2).
(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.3).
(34)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.4).
(35)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.5)
(36)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.6).
(37)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.1).
(38)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.2).

(39)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.3).
(40)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.4).
(41)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.5).
(42)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.1).
(43)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.2).
(44)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 12, 2010.
(45)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 6, 2010.
(46)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on August 16, 2010.
(47)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.46).
(48)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.47).
(49)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.48).
(50)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.49).
(51)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.50).
(52)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.51).
(53)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.52).
(54)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.53).
(55)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.54).
*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules have been omitted and will be provided to the Commission upon request.

(b)	EXHIBITS.

The Company files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULE

The Company files as part of this Form 10-K the consolidated financial schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011

eDiets.com, Inc.

By:	/s/ Kevin N. McGrath
Kevin N. McGrath, CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Kevin N. McGrath Kevin N. McGrath	CEO and President (Principal Executive Officer)	March 31, 2011

/s/ Thomas Hoyer Thomas Hoyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Kevin A. Richardson II Kevin A. Richardson II	Chairman of the Board and Director	March 31, 2011

/s/ Stephen L. Cootey Stephen L. Cootey	Director	March 31, 2011

/s/ Lee S. Isgur Lee S. Isgur	Director	March 31, 2011

/s/ Pedro N. Ortega-Dardet Pedro N. Ortega-Dardet	Director	March 31, 2011

/s/ Ronald Luks Ronald Luks	Director	March 31, 2011

/s/ Robert L. Doretti Robert L. Doretti	Director	March 31, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that eDiets.com, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The December 31, 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 31, 2011

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$468	$1,475
Accounts receivable, net	490	546
Prepaid advertising costs	2	25
Prepaid meal delivery and inventory	35	359
Prepaid expenses and other current assets	602	239

Total current assets	1,597	2,644
Restricted cash	804	544
Property and office equipment, net	1,151	2,185
Intangible assets, net	6	47
Goodwill	—	6,835
Other assets	38	201

Total assets	$3,596	$12,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,043	$1,117
Accrued liabilities	1,051	1,855
Current portion of capital lease obligations	21	23
Deferred revenue	1,144	1,242
Related party debt — current	1,000	11,959

Total current liabilities	5,259	16,196
Capital lease obligations, net of current portion	23	43
Deferred revenue	284	922
Related party debt, net of current portion	—	4,865
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value — 100,000 shares authorized, 57,418 and 29,048 shares issued and outstanding at December 31, 2010 and 2009, respectively	57	29
Additional paid-in capital	101,325	50,596
Accumulated deficit	(103,386)	(60,113)
Accumulated other comprehensive income (loss)	34	(82)

Total stockholders’ deficit	(1,970)	(9,570)

Total liabilities and stockholders’ deficit	$3,596	$12,456

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUE
Digital plans	$3,745	$4,970	$9,345
Meal delivery	16,239	7,839	9,405
Business-to-business	2,499	4,054	3,646
Other	874	1,245	1,539

TOTAL REVENUE	23,357	18,108	23,935
COSTS AND EXPENSES:
Cost of revenue
Digital plans	515	863	2,610
Meal delivery	10,599	5,912	9,358
Business-to-business	130	198	136
Other	180	236	321

Total cost of revenue	11,424	7,209	12,425
Technology and development	2,801	3,710	4,297
Sales, marketing and support	14,003	8,896	11,664
General and administrative	4,595	4,882	6,070
Amortization of intangible assets	31	295	882
Impairment of goodwill and intangible assets	6,865	—	5,191

Total costs and expenses	39,719	24,992	40,529

Loss from operations	(16,362)	(6,884)	(16,594)
Interest income	3	11	109
Interest expense	(2,741)	(5,170)	(3,357)
Interest expense incurred with debt conversion	(23,961)	—	—
Loss on extinguishment of related party debt	(213)	—	—

Loss before income tax provision	(43,274)	(12,043)	(19,842)
Income tax benefit (provision)	1	(18)	(6)

Net loss	$(43,273)	$(12,061)	$(19,848)

Loss per common share:

Basic and diluted	$(0.94)	$(0.47)	$(0.79)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,258	25,721	25,115

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY
	SHARES	AMOUNT
Balance at January 1, 2008	24,982	$25	$41,191	$(28,204)	$(150)	$12,862
Comprehensive loss:
Net loss	—	—	—	(19,848)	—	(19,848)
Foreign currency translation	—	—	—	—	89	89

Total comprehensive loss						(19,759)
Stock-based compensation and stock options exercised	171	—	1,544	—	—	1,544
Warrants issued	—	—	1,008	—	—	1,008
Beneficial conversion feature on Note issued	—	—	1,564	—	—	1,564

Balance at December 31, 2008	25,153	$25	$45,307	$(48,052)	$(61)	$(2,781)
Comprehensive loss:
Net loss	—	—	—	(12,061)	—	(12,061)
Foreign currency translation	—	—	—	—	(21)	(21)

Total comprehensive loss						(12,082)
Stock-based compensation, stock options exercised and restricted shares lapsed	141	—	1,569	—	—	1,569
Warrants exercised	2,688	3	2,685	—	—	2,688
Beneficial conversion feature on Notes issued	—	—	5	—	—	5
Shares issued in connection with private placement	1,066	1	1,030	—	—	1,031

Balance at December 31, 2009	29,048	$29	$50,596	$(60,113)	$(82)	$(9,570)

Comprehensive loss:
Net loss	—	—	—	(43,273)	—	(43,273)
Foreign currency translation	—	—	—	—	116	116

Total comprehensive loss						(43,157)
Stock-based compensation, stock options exercised and restricted shares lapsed	—	—	882	—	—	882
Shares issued in connection with related party notes conversion	22,595	22	22,573	—	—	22,595
Shares issued in connection with private placement and registered direct offering	5,775	6	5,769	—	—	5,775
Stock issuance costs	—	—	(756)	—	—	(756)
Loss on extinguishment of related party debt	—	—	213	—	—	213
Interest expense incurred with debt conversion	—	—	22,048	—	—	22,048

Balance at December 31, 2010	57,418	$57	$101,325	$(103,386)	$34	$(1,970)

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,273)	$(12,061)	$(19,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,493	1,554	1,751
Amortization of intangibles	31	295	882
Amortization of discount and expenses, senior secured notes — related party	1,291	2,162	1,238
Accrued interest and paid-in-kind interest, senior secured notes — related party	2,112	2,904	1,934
Amortization of discounts and interest expense incurred with debt conversion — related party	23,961	—	—
Loss on extinguishment of debt — related party debt	213	—	—
Provision for (recovery of) bad debt	(12)	15	222
Stock-based compensation	882	1,569	1,246
(Gain) loss on disposal of fixed assets	(12)	—	6
Inventory write-down	—	26	—
Impairment of goodwill and intangible assets	6,865	—	5,191
Changes in operating assets and liabilities:
Accounts receivable	68	14	382
Prepaid expenses, inventory and other assets	82	289	103
Accounts payable and accrued liabilities	133	(186)	(982)
Deferred revenue	(735)	(1,171)	(327)

Net cash used in operating activities	(6,901)	(4,590)	(8,202)
CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(260)	—	630
Purchases of property and office equipment	(459)	(74)	(1,778)

Net cash used in investing activities	(719)	(74)	(1,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	2,688	300
Proceeds from issuance of stock under private placement	500	1,100	—
Proceeds from issuance of stock — registered direct offering	5,275	—
Proceeds from notes payable — related party	1,500	—	4,994
Common stock issuance costs	(756)	(69)
Repayment of capital lease obligations	(22)	(82)	(642)

Net cash provided by financing activities	6,497	3,637	4,652
Effect of exchange rate changes on cash	116	(21)	89

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,007)	(1,048)	(4,609)
Cash and cash equivalents, beginning of year	1,475	2,523	7,132

Cash and cash equivalents, end of year	$468	$1,475	$2,523

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$5	$12	$99

Income taxes	$—	$15	$189

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party debt conversion	$22,595	$—	$—

Equipment and software acquired under capital leases	$—	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. ORGANIZATION

eDiets.com, Inc. (the Company) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2010 and 2009, the Company had net losses of $43.3 million and $12.1 million, respectively, and used $6.9 million and $4.6 million, respectively, of cash in its operations. As of December 31, 2010 and 2009, the Company had an accumulated deficit of $103.4 million and $60.1 million, respectively, and a total stockholders’ deficit of $2.0 million and $9.6 million, respectively.

Due to uncertainty about the Company’s ability to meet its current operating expenses and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2010, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results of operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders.

Management has plans to seek additional capital through a private placement and public offering of its common stock during 2011. There can be no assurances that the Company will be successful in raising additional cash to finance operations. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents which consist principally of demand deposits and money market funds with high credit quality financial institutions. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2010 and 2009, there was approximately $0.2 million and $1.0 million, respectively, in excess of the FDIC limit of $250,000 within cash and cash equivalents. The Company has not experienced any losses on these investments. Cash equivalents at December 31, 2010 and 2009 included a money market fund with a fair value, which approximates cost, of $16,000 and $0.4 million, respectively. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prepaid Meal Delivery and Inventory

As of December 31, 2010 and 2009, inventory consists of meal delivery finished goods and finished goods sold through the Company’s online store. Inventories are stated at the lower of cost or market on a first-in, first out-basis and are included in the Consolidated Balance Sheets under “Prepaid meal delivery and inventory” for the years ended December 31, 2010 and 2009.

Restricted Cash

Restricted cash in the accompanying consolidated balance sheets as of December 31, 2010 consists of approximately $0.3 million held by the Company’s credit card processor and approximately $0.5 million held by a financial institution as collateral for a letter of credit established in connection with the Company’s lease for its corporate office. Restricted cash as of December 31, 2009 consists of approximately $0.5 million held by a financial institution as collateral for a letter of credit established in connection with the Company’s lease for its corporate office.

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

ASC 350-40 (formerly AICPA Statement of Position (SOP) 98-1), Goodwill and Other — InternalUse Software, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized pursuant to ASC 350-40 are included in property and office equipment in the accompanying consolidated balance sheets.

The Company accounts for the development and maintenance of its website in accordance with ASC 350-50 (formerly Emerging Issues Task Force (EITF) 00-2), Goodwill and Other — Web Site Development Costs. Costs capitalized pursuant to ASC 350-50 are included in property and office equipment in the accompanying consolidated balance sheets.

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

The Nutrio tradename, which was acquired in May 2006, was the only finite-lived intangible asset with a remaining carrying value at the time of the review of Nutrio’s intangibles during the year ended December 31, 2010. As a result of customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty, the Company performed an impairment assessment of Nutrio’s finite-lived intangible assets. At the time of the assessment, the remaining carrying value of the tradename was approximately $30,000. The Company determined there are no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows are zero, compared to the carrying value of approximately $30,000, the Company deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded during the second quarter of 2010 under “Impairment of goodwill and intangible assets” in the Consolidated Statement of Operations. Prior to the impairment charge, the total accumulated amortization relating to the tradename was approximately $140,000. Overall, the aggregate amortization expense of intangible assets was approximately $18,000 for the year ended December 31, 2010, excluding the $30,000 impairment charge, and approximately $0.3 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASC 350 describes the reporting unit as an “operating segment” as that term is used in ASC 280, Segment Reporting (formerly SFAS131). The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment (which includes meal delivery), the U.S. business-to-business segment (which includes eDiets Corporate Services) and the European business segment. The Company evaluates goodwill along these segment lines, which represent the Company’s reporting units. The Company performed additional impairment assessments which resulted in impairment charges as described below.

During 2010, indicators of potential impairment of the U.S. business-to-business reporting unit caused the Company to conduct an interim impairment test of its goodwill. Those indicators included customer contracts that will not be renewed, as well as certain new contract opportunities that have been delayed or cancelled due to customer concerns regarding economic uncertainty. The Company completed step one of the impairment analysis and estimated the fair value of the U.S. business-to-business reporting unit using a discounted cash flows method. The discount rate used was the Company’s weighted average cost of capital (“WACC”) discount rate. The WACC includes the cost of debt and the cost of equity and was derived using the Capital Asset Pricing Model, whereby market participants were identified and used in management’s calculation of the WACC. Upon performing the first step of the goodwill impairment test, the Company determined that the carrying amount of this reporting unit exceeded its fair value, based on a discounted cash flows method. Therefore, the second step of the goodwill impairment test was performed to allocate the fair value of the reporting unit to the fair value of all tangible and identifiable intangible assets and determine the implied value of goodwill. Determining the implied value of goodwill requires the valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. This analysis indicated a remaining implied value of goodwill of zero which the Company compared to the carrying amount of the goodwill. As a result, the Company determined that its goodwill was fully impaired. This resulted in a non-cash impairment of goodwill of approximately $6.8 million, which was incurred during the year ended December 31, 2010 and included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets”.

The changes in the carrying amount of intangible assets and goodwill for the U.S. business-to-business segment for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Tradename and Customer Relationships	Goodwill
Net Balance as of January 1, 2009	$334	$6,835
Amortization	(287)	—
Impairment	—	—

Balance as of December 31, 2009	47	6,835
Patents and trademarks	7	—
Amortization	(18)	—
Impairment	(30)	(6,835)

Balance as of December 31, 2010	$6	$—

Revenue Recognition

Digital plan revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its Websites. Subscriptions to the Company’s digital plans are paid in advance, mainly via credit/debit cards, and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive six months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. The Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

In accordance with ASC 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition — Principal Agent Considerations, the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition — Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

Business-to-business revenue relates to the Company’s Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with ASC 605-25 (formerly EITF 00-21), Revenue Recognition — Multiple Deliverables. Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight-line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Ecommerce revenue is currently derived from the sale of the Company’s various health and fitness store products, including vitamin supplements, to consumers. The Company offers an unconditional 30-day guarantee on all of its products. In accordance with ASC 605-15-25-1 (formerly Statement of Financial Accounting Standards (SFAS) 48), Revenue Recognition — Products, the Company recognizes revenue on those products only when the guarantee period lapses.

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

Revenue by type for the three years ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008
Digital plans	$3,745	$4,970	$9,345
Meal delivery	16,239	7,839	9,405
Business-to-business	2,499	4,054	3,645
Advertising	212	702	967
Ecommerce	37	20	41

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2010	2009	2008
Royalties	625	523	532

	$23,357	$18,108	$23,935

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation — Stock Compensation. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

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

ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, “FIN 48”), Income Taxes — Overall. ASC 740-10 applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. See Note 12 — Income Taxes for further discussion.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses incurred for the years ended December 31, 2010, 2009 and 2008 totaled approximately $9.0 million, $3.7 million and $5.5 million, respectively.

At December 31, 2010 and 2009, the Company had less than $0.1 million and $0.1 million, respectively, of prepaid advertising costs representing future online and offline advertising. Such costs are reflected as prepaid advertising costs in the accompanying consolidated balance sheets.

Barter Transactions

The Company did not enter into barter transactions for the years ended December 31, 2010, 2009 and 2008.

Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 515,000, 1,489,000 and 416,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, at both December 31, 2010 and 2009, the Company had zero dilutive potential common shares related to its convertible debt.

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

Fair Value of Financial Instruments

ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures, clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. See Note 3 — Fair Value Measurements for further discussion.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s debt consists of $1.0 million of principal of related party notes (the “Director Notes”) as of December 31, 2010, as discussed more fully in Note 9, which are not traded in an active market and are held by three of the Company’s directors. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of December 31, 2010, to determine the fair value of such debt. The Company converted approximately $22.1 million of senior secured notes into 22,088,981 shares of the Company’s common stock during June of 2010, as discussed more fully in Note 10. The senior secured notes were not traded in an active market and were previously held by the Company’s largest shareholder, Prides.

4. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of less than $0.1 million as of both December 31, 2010 and 2009. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ creditworthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

5. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2010	2009
Office and computer equipment	$3,300	$3,485
Software	5,812	5,441
Furniture and fixtures	401	401
Leasehold improvements	485	485

	9,998	9,812
Less accumulated depreciation and amortization	(8,847)	(7,627)

	$1,151	$2,185

Software includes approximately $4.0 of costs associated with internal-use software projects and Website development that have been capitalized pursuant to ASC 350-40 and ASC 350-50 as of December 31, 2010 and 2009, and approximately $0.6 million of costs under a capital lease as of December 31, 2010 and 2009. Amortization expense related to internal-use software was approximately $0.8 million, $0.8 million and $0.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Included in office and computer equipment is equipment under capital leases of approximately $1.4 million as of December 31, 2010 and 2009, less accumulated amortization of approximately $1.4 million and $1.3 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

Total depreciation expense of property and office equipment for the years ended December 31, 2010, 2009 and 2008 was $1.5 million, $1.6 million and $1.8 million, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Advertising	$133	$152
Accrued compensation and employee benefits	121	113
Professional fees	66	233
Foreign taxes payable	3	4
Deferred rent	264	308
Interest payable	7	674
Refunds reserve	25	25
Other	432	346

	$1,051	$1,855

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refunds reserve relates to digital plan and meal delivery sales refunds. Since all digital plans payments are deferred upon receipt, at the end of each month the Company reclassifies a portion of its deferred revenue to reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plans sales will result in a refund issued in a subsequent month after sale. All other refunds issued relate to current month digital plans sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans revenue. Instead, digital plan refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund. Based on this historical refund rate, the Company determined that the refunds reserve of $25,000 was the appropriate level of reserve at December 31, 2010 and 2009, respectively, as this amount represented the estimated refunds that would be required in subsequent periods for sales made through the end of each fiscal year. Actual refunds issued in 2011 and 2010 pertaining to sales made in 2010 and 2009, respectively, indicate that this estimate was reasonable with no material variance.

For the years ended December 31, 2010 and 2009, refunds to customers who paid their digital plans subscription fees in advance totaled approximately $0.4 million and $0.2 million, respectively.

For the years ended December 31, 2010 and 2009, refunds to customers in the meal delivery plan totaled approximately $0.6 million and $0.3 million, respectively.

7. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2010	2009
Deferred revenue
Unearned digital plan revenue	$425	$425
Unearned development revenue	120	176
Unearned licensing revenue	31	26
Deferred royalty	852	1,537

Total deferred revenue	1,428	2,164
Less: current portion of deferred revenue	(1,144)	(1,242)

Non-current portion of deferred revenue	$284	$922

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan, or 401(k) salary deferral program, covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants’ contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the years ended December 31, 2010 and 2009 were zero, and approximately $0.1 million for the year ended December 31, 2008.

9. DEBT TRANSACTIONS

On August 31, 2007 the Company borrowed $10.0 million from Prides Capital Partners, LLC (“Prides”), in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note, along with accrued and paid-in-kind interest, was converted into 15,000,643 shares of the Company’s common stock on June 4, 2010 (“First Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $14.8 million of additional interest expense due to the reduction in conversion price associated with the First Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt — Debt with Conversion and Other Options, the First Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $2.4 million, which was amortized to interest expense through June 4, 2010 using the

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effective interest method. As of December 31, 2010, the Company had amortized approximately $2.1 million of the beneficial conversion feature discount and during the year ended December 31, 2010, the Company adjusted the additional $0.3 million to interest expense incurred with the First Note Debt Conversion.

Additionally, in connection with the issuance of the First Note, a warrant to purchase one million shares of the Company’s common stock at $5.00 per share was issued to Prides. The warrant had a 10-year term and was redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt — Debt with Conversion and Other Options, that the warrant had a relative fair value of $1.8 million, which was treated as a note discount and amortized using the effective interest method until the debt was converted on June 4, 2010. As of December 31, 2010, the Company had amortized approximately $1.6 million of this discount and during the year ended December 31, 2010, the Company adjusted the additional $0.2 million to interest expense incurred with the First Note Debt Conversion.

On June 23, 2009, the Company executed an Agreement to Amend Warrants (“Warrant Amendment”) in which the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00 and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 10).

The Company incurred approximately $0.2 million in issuance costs paid directly to Prides in connection with the First Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of December 31, 2010, the Company had amortized approximately $180,000 of this discount and during the year ended December 31, 2010, the Company adjusted the additional $20,000 to interest expense incurred with the First Note Debt Conversion.

During the year ended December 31, 2010, the Company recorded approximately $1.8 million of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of approximately $0.9 million, related to the First Note. The Company recorded approximately $3.6 million and $2.8 million of interest expense, including amortization of the note discounts of $1.6 million and $1.1 million, related to the First Note for the years ended December 31, 2009 and 2008, respectively. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

On May 30, 2008, the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note, along with accrued and paid-in-kind interest, was converted into 3,718,176 shares of the Company’s common stock on June 4, 2010 (“Second Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $4.1 million of additional interest expense due to the reduction in conversion price associated with the Second Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt — Debt with Conversion and Other Options, the Second Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $1.1 million, which was amortized to interest expense through June 4, 2010 using the effective interest method. As of December 31, 2010, the Company had amortized approximately $0.5 million of the beneficial conversion feature discount and during the year ended December 31, 2010, the Company adjusted the additional $0.6 million to interest expense incurred with the Second Note Debt Conversion.

Additionally, in connection with the issuance of the Second Note, a warrant to purchase approximately 0.5 million shares of the Company’s common stock at $4.25 per share was issued to Prides. The warrant had a 10-year term and was redeemable at the option of the Company. The Company determined in accordance with ASC 470-20-25 (formerly Accounting Principles Board Opinion No. 14), Debt — Debt with Conversion and Other Options, that the warrant had a relative fair value of $1.0 million, which was treated as a note discount and amortized using the effective interest method until the debt was converted on June 4, 2010. As of December 31, 2010, the Company had amortized approximately $0.4 million of this discount and during the year ended December 31, 2010, the Company adjusted the additional $0.6 million to interest expense incurred with the Second Note Debt Conversion.

In connection with the Warrant Amendment mentioned above, on June 23, 2009, the Company agreed to amend this warrant, among others, to reduce the purchase price per share of common stock to $1.00, and the warrants were exercised at the $1.00 exercise price during 2009 (as described in Note 10).

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Second Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of December 31, 2010, the Company had amortized approximately $47,000 of this discount and during the year ended December 31, 2010, the Company adjusted the additional $48,000 to interest expense incurred with the Second Note Debt Conversion.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2010, the Company recorded approximately $0.6 million of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of approximately $0.3 million, related to the Second Note. The Company recorded approximately $1.0 million and $0.4 million of interest expense, including amortization of the note discounts of approximately $0.5 million and $0.1 million, related to the Second Note for the years ended December 31, 2009 and 2008, respectively. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note and the issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note. The Third Note, along with accrued and paid-in-kind interest, was converted into 3,370,162 shares of the Company’s common stock on June 4, 2010 (“Third Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $3.1 million of additional interest expense due to the reduction in conversion price associated with the Third Note Debt Conversion.

In accordance with ASC 470-20-55 (formerly EITF 98-5) and ASC 470-20-30 (formerly EITF 00-27), Debt — Debt with Conversion and Other Options, the Third Note’s conversion feature was considered a beneficial conversion feature and was treated as a note discount with a fair value of approximately $0.1 million, which was amortized through June 4, 2010 using the effective interest method. As of December 31, 2010, the Company had amortized approximately $33,000 of the beneficial conversion feature discount and during the year ended December 31, 2010, the Company adjusted the additional $39,000 to interest expense incurred with the Third Note Debt Conversion.

The Company incurred approximately $0.1 million in issuance costs paid directly to Prides in connection with the Third Note. In accordance with ASC 470-20-30, these issuance costs were treated as a note discount and were amortized to interest expense using the effective interest method through June 4, 2010. As of December 31, 2010, the Company had amortized approximately $26,000 of this discount and during the year ended December 31, 2010, the Company adjusted the additional $30,000 to interest expense incurred with the Third Note Debt Conversion.

During the year ended December 31, 2010, the Company recorded approximately $0.3 million of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of approximately $27,000, related to the Third Note. The Company recorded approximately $0.6 million and $0.1 million of interest expense, including amortization of the note discounts of approximately $42,000 and $4,000, respectively, related to the Third Note for the years ended December 31, 2009 and 2008. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

On March 9, 2010, the Company issued a promissory note (the “Richardson Note”) to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides. Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II. The Richardson Note, along with accrued interest, was converted into 506,027 shares of the Company’s common stock on June 4, 2010. During the year ended December 31, 2010, the Company recorded approximately $213,000 as a loss on extinguishment of related party debt when the Richardson Note was extinguished on June 4, 2010 in exchange for 506,027 shares of the Company’s common stock.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

10. STOCKHOLDERS’ EQUITY

2010 Related Party Equity Transactions

On April 5, 2010, the Company entered into a Debt Conversion Agreement with Prides (the “Prides Debt Conversion Agreement”) to convert the aggregate principal amount of the three outstanding Prides Notes, plus all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Registered Offering, or $1.00 per share (the “Prides Debt Conversion”). Also on April 5, 2010, the Company entered into a Debt Conversion Agreement with Kevin A. Richardson II, one of the Company’s directors and an officer of Prides (the “Richardson Debt Conversion Agreement”) to convert the principal amount of the Richardson Note, plus all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Registered Offering, or $1.00 per share. (the “Richardson Debt Conversion” and, together with the Prides Debt Conversion, the “Debt Conversions”).

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

In connection with the Warrant Amendment as described in Note 9, on June 23, 2009, the Company agreed to reduce the price of all Prides outstanding warrants to $1.00, and Prides agreed to use diligent efforts to exercise, in one or more tranches, a portion of the outstanding warrants as soon as reasonably practicable in order to purchase 2.5 million shares underlying these outstanding warrants. The repricing of these warrants resulted in an additional fair value of the warrants of approximately $0.5 million. To encourage the exercise of Prides rights under the outstanding warrants, as amended by the Warrant Amendment, the Company agreed in the Warrant Amendment to issue Prides one or more New Warrants (the “New Warrants”) to purchase nine shares of the Company’s common stock for every 20 shares purchased by Prides as a result of an exercise of the outstanding warrants with an exercise price of $1.20 per share.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2010, 144,626 stock options previously granted to Prides were vested, and 25,727 shares previously granted to Prides were unrestricted. These options and restricted share awards were subject to variable accounting under ASC 718-10 as interpreted by EITF 96-18. The Company valued these stock options and restricted shares using the Black-Scholes-Merton pricing model (see assumptions under Stock-Based Compensation). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Compensation expense of $0, $0 and less than $(0.1) million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, related to such grants.

At December 31, 2010, there were 1,209,652 Prides New Warrants outstanding and 479,718 Warrants outstanding for the three directors.

Common Stock

At December 31, 2010, 5,478,759 common shares were reserved for future issuance related to outstanding stock options and RSUs and 1,689,370 common shares were reserved for future issuance related to outstanding warrants. When stock options are exercised or restricted share awards restrictions lapses, new shares of the Company’s common stock are issued.

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2010 and 2009, there were 23,000 and 248,000 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below, and 4,292,415 and 2,973,477 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provides for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of December 31, 2010 and 2009, 687,344 and 1,133,230 options, respectively, were outstanding under the Plan.

The Company accounts for its stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation — Stock Compensation. Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions, and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

	Year Ended December 31,
	2010	2009	2008
Expected term (in years)	3.5	3.5	3.2
Risk-free interest rate	1.3%	1.5%	1.9%
Expected volatility	.703	.680	.630
Expected dividend yield	—%	—%	—%

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

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.9 million, $1.6 million and $1.0 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying consolidated statements of operations for the three years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	2010	2009	2008
Cost of revenue	$10	$22	$33
Technology and development	138	343	299
Sales, marketing and support	199	370	387
General and administrative	535	716	250

	$882	$1,451	$969

A summary of option activity under the Company’s stock plans for the years ended December 31, 2010, 2009 and 2008 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	1,868	3.88	4.25
Granted	1,292	4.47
Exercised	(91)	3.33
Forfeited	(251)	4.48
Expired	(93)	4.14

Outstanding at December 31, 2008	2,725	4.11	3.88
Granted	1,825	1.73
Exercised	—	—
Forfeited	(178)	3.56
Expired	(265)	4.04

Outstanding at December 31, 2009	4,107	$3.08	5.32	$126
Granted	1,799	1.17
Exercised	—	—
Forfeited	(421)	2.54
Expired	(505)	4.10

Outstanding at December 31, 2010	4,980	$2.34	6.29	$—

Vested or expected to vest at December 31, 2010	4,512	$2.42	6.07	$—

Exercisable at December 31, 2010	2,691	$3.03	4.57	$—

The weighted-average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $0.44, $0.81 and $1.96, respectively.

There were no stock option exercises during 2010 or 2009. The total intrinsic value of stock options exercised was $0.1 million for the year ended December 31, 2008. As of December 31, 2010, there was $0.9 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The total fair value of stock options that vested in 2010, 2009 and 2008 was $1.2 million, $1.3 million and $1.2 million, respectively.

Cash received from the exercise of stock options under the Company’s stock plans for the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $0.3 million, respectively.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the RSUs outstanding under the Company’s Incentive Plan for the years ended December 31, 2010, 2009 and 2008 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value At Grant Date
Non-vested at January 1, 2008	297	$3.96
Granted	85	5.62
Vested	(81)	5.66
Forfeited	(38)	4.49

Non-vested at December 31, 2008	263	$4.87
Granted	18	3.37
Vested	(20)	3.65
Forfeited	(13)	4.24

Non-vested at December 31, 2009	248	$4.89
Granted	—	—
Vested	—	—
Forfeited	(225)	4.93

Non-vested at December 31, 2010	23	$4.52

No RSUs vested during 2010. The non-vested RSUs listed above are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of December 31, 2010. The total fair value of restricted stock awards that vested in each of the years ended December 31, 2009 and 2008 was $0.1 million and $0.5 million, respectively. During January 2010, 225,000 of the non-vested restricted stock awards were forfeited.

As the restricted stock and RSUs are subject to graded vesting, the cost is being recognized on an accelerated basis. As of December 31, 2010, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

In March 2008, 69,000 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 RSUs, which were expected to vest in March 2009, but as the performance condition was not achieved, all previously recorded compensation cost of approximately $0.1 million was reversed in the first quarter of 2009. As of December 31, 2010, performance conditions have not been established by the Board for the remaining 46,000 RSUs, and thus no compensation expense has been recorded to date related to these 46,000 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 69,000 RSUs are not vested as of December 31, 2010. The 46,000 RSUs have been excluded from the summary of RSU activity above.

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

In January 2009, 5,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 5,000 shares have been excluded from the summary of RSU activity above.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under an operating lease. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2010 are as follows (in thousands):

	Capital Leases	Operating Leases
2011	$24	$664
2012	24	690
2013	—	717
2014	—	745
2015 and thereafter	—	1,648

Total minimum lease payments	48	$4,464

Less amount representing interest	(4)

Present value of minimum lease payments	$44

The Company had approximately $0.5 million in leasehold improvements related to the operating lease for corporate office space. These leasehold improvements are being amortized over the shorter of the lease term or the life of the asset ranging from five to ten years.

Rental expense under operating leases was approximately $0.6 million for each of the years ended December 31, 2010, 2009 and 2008.

The Company has an irrevocable standby letter of credit from a bank in the amount of $0.5 million, which expires on June 30, 2011 and is automatically extended each year for one year unless written notice is provided. The letter of credit may not be extended beyond June 30, 2017. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee lease obligations related to the corporate office in the event that the Company does not pay its rent.

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. INCOME TAXES

The Company adopted ASC 740-10 (formerly FIN 48), Income Taxes — Overall, effective January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. In accordance with ASC 740-10, the Company did not recognize any liability for unrecognized tax benefits. The Company policy is to record accrued interest and penalties related to unrecognized tax benefits as part of other expense. The Company’s federal income tax returns for 2007 through 2010 are open tax years and are subject to examination by the Internal Revenue Service.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the income tax (provision) benefit for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Current tax expense — Foreign	$(1)	$(18)	$(6)
Deferred tax benefit — Foreign	—	—	—

Total	$(1)	$(18)	$(6)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$15,881	$12,740
Stock option compensation — ASC 718-10	2,383	2,051
Credits	946	946
Deferred revenue	189	303
Allowance for doubtful accounts and reserve for refunds	42	69
Deferred rent	99	90
Depreciation and amortization	245	—
Other	5	3

	19,790	16,202
Valuation allowance	(19,790)	(16,173)

Total deferred tax assets	—	29
Deferred tax liabilities:
Depreciation and amortization	—	(11)
Identifiable intangibles	—	(18)

Total deferred tax liabilities	—	(29)

Net deferred income tax liability	$—	$—

ASC 740 (formerly SFAS 109), Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $19.8 million and $16.2 million valuation allowance at December 31, 2010 and 2009, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2010, 2009 and 2008 was an increase of approximately $3.6 million, $3.1 million and $4.0 million, respectively.

At December 31, 2010, the Company had approximately $57.2 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2030. Approximately $15.0 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. In May 2006, the Company acquired Nutrio, which had net operating losses of $3.3 million, which are subject to an annual Section 382 limitation. As a result of the Section 382 study update for 2009, it was determined that the Company has not experienced a change in control, as defined under Section 382 of the Internal Revenue Code. Therefore, the utilization of the Company’s net operating loss carry-forwards may be limited on an annual basis due to a previous change in control and could expire unused. Although the Company has not completed the required study update for 2010, the Company does not believe it has experienced any additional changes in control as defined under Section 382 of the Internal Revenue Code.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.8)	(2.2)	(2.1)
Non-deductible items	21.2	14.4	5.6
Changes in valuation allowance	8.4	25.6	19.9
Return to provision adjustment	(0.1)	(2.1)	4.6
Undistributed earnings of foreign subsidiary	—	—	(2.9)
Goodwill impairment	5.4	—	8.9
Other	(0.2)	(1.6)	—

	0.1%	0.1%	0.0%

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

Net revenues and segment loss of the Company’s three reportable segments for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Net revenues:
U.S. business-to-consumer	$20,233	$13,531	$19,758
U.S. business-to-business	2,499	4,054	3,645

Total U.S.	22,732	17,585	23,403
Europe	625	523	532

Consolidated net revenues	$23,357	$18,108	$23,935

Segment (loss) income:
U.S. business-to-consumer	$(10,777)	$(8,404)	$(18,977)
U.S. business-to-business	(6,220)	1,043	1,928

Total U.S.	(16,957)	(7,361)	(17,049)
Europe	635	477	455

Consolidated loss from operations	$(16,362)	$(6,884)	$(16,594)

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable assets and goodwill of the Company’s three reportable segments and long-lived assets for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Identifiable assets:
U.S. business-to-consumer	$3,305	$5,039
U.S. business-to-business	326	7,408

Total U.S.	3,631	12,447
Europe	5	9

Total identifiable assets	$3,636	$12,456

	2010	2009
Long-lived assets, net:
U.S. business-to-consumer	$1,151	$2,185
U.S. business-to-business	—	—

Total U.S.	1,151	2,185
Europe	—	—

Total long-lived assets	$1,151	$2,185

Goodwill:
U.S. business-to-consumer	$—	$—
U.S. business-to-business	—	6,835

Total U.S.	—	6,835
Europe	—	—

Total goodwill	$—	$6,835

14. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three years ended December 31, 2010, 2009 and 2008 (in thousands, except per share information):

	2010	2009	2008
Basic and diluted loss per common share:
Net loss	$(43,273)	$(12,061)	$(19,848)

Weighted average common shares outstanding	46,258	25,721	25,115

Basic loss per common share	$(0.94)	$(0.47)	$(0.79)

15. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	2010	2009
Net loss	$(43,273)	$(12,061)
Other comprehensive income (loss):
Foreign currency translation	116	(21)

Comprehensive loss	$(43,157)	$(12,082)

Accumulated other comprehensive loss as of December 31, 2010 and 2009 consists of foreign currency translation.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

17. SUBSEQUENT EVENTS

During February 2011, the Company also awarded approximately 125,000 stock options under its Incentive Plan to one newly hired employee. During March 2011, the Company awarded a total of approximately 675,000 stock options under its Incentive Plan to certain employees.

During February 2011, the Company executed Subscription Agreements with investors pursuant to which 3,811,818 shares of the Company’s common stock were issued under a private placement at a price of $0.4125 per share, which provided approximately $1.6 million of capital. Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively. In addition, the Company issued warrants entitling the purchasers to acquire a total of 1,905,909 shares of common stock at an exercise price of $0.3535 per share.

The shares of common stock sold in the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or applicable exemption from the registration requirements of such Act and applicable state securities laws. However, eDiets has agreed to register for resale the shares of common stock issued in the private placement pursuant to a registration rights agreement with the purchasers of the shares.

During March 2011, the Company awarded approximately 1,150,000 stock options under its Incentive Plan to certain directors as 2011 compensation for Board of Director fees.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance contained within ASC 855-10-50 (formerly Statement of Financial Accounting Standards (SFAS) 165), Subsequent Events — Overall , which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. ASC 855-10 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) and have disclosed such events in Note 17 — Subsequent Events.

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

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2010
Net revenues	$5,018	$5,436		$6,013	$6,890	$23,357
Loss from operations	(2,217)	(9,453	)(1)	(3,434)	(1,258)	(16,362	)(1)
Net loss	(3,759)	(34,602	)(2)	(3,647)	(1,265)	(43,273	)(2)
Basic and diluted loss per common share	(0.13)	(0.75)		(0.06)	(0.02)	(0.94)
2009
Net revenues	$5,271	$4,733		$4,238	$3,866	$18,108
Loss from operations	(1,683)	(1,387)		(1,977)	(1,837)	(6,884)
Net loss	(2,837)	(2,638)		(3,298)	(3,288)	(12,061)
Basic and diluted loss per common share	(0.11)	(0.10)		(0.13)	(0.12)	(0.47)

The sum of the quarterly loss per common share amounts may not add to the annual loss per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

(1)	Includes impairment of goodwill and intangible assets of $6,865.
(2)	Includes interest expense incurred with debt conversion of $23,961 and loss on extinguishment of debt of $213.

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED (REVERSED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2010
Allowance for doubtful accounts	$67	$(12)	$—		$(12	)(1)	$45
Returns reserve	25	—	992	(2)	(992	)(3)	25
Valuation allowance for deferred tax assets	16,173	3,617	—		—		19,790

Year ended December 31, 2009
Allowance for doubtful accounts	$43	$15	$—		$9	(1)	$67
Returns reserve	25	—	505	(2)	(505	)(3)	25
Valuation allowance for deferred tax assets	13,065	3,108	—		—		16,173

Year ended December 31, 2008
Allowance for doubtful accounts	$85	$222	$—		$(264	)(1)	$43
Returns reserve	17	—	1,412	(2)	(1,404	)(3)	25
Valuation allowance for deferred tax assets	9,113	3,952	—		—		13,065

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Gross amount added to returns reserve.
(3)

Gross refund and chargeback amounts paid of $1.0 million, $0.5 million and $1.4 million and non-cash adjustments to refund reserve of $0, $0 and $8,000 for the years ended December 31, 2010, 2009 and 2008, respectively.