Form 10-Q
period 2011-03-31
EDIETS COM INC
filed 2011-05-16
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 6, 2011:

Common Stock, $.001 par value per share	61,310,542 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,850	$468
Accounts receivable, net	338	490
Prepaid meal delivery and inventory	28	35
Prepaid expenses and other current assets	483	604

Total current assets	2,699	1,597

Restricted cash	884	804
Property and office equipment, net	890	1,151
Intangible assets, net	6	6
Other assets	35	38

Total assets	$4,514	$3,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,724	$2,043
Accrued liabilities	1,206	1,051
Current portion of capital lease obligations	21	21
Deferred revenue	1,072	1,144
Related party debt - current	1,000	1,000

Total current liabilities	5,023	5,259

Capital lease obligations, net of current portion	17	23
Deferred revenue	151	284

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	61	57
Additional paid-in capital	103,047	101,325
Accumulated deficit	(103,769)	(103,386)
Accumulated other comprehensive income (loss)	(16)	34

Total stockholders’ deficit	(677)	(1,970)

Total liabilities and stockholders’ deficit	$4,514	$3,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010

REVENUE
Digital plans	$771	$1,040
Meal delivery	5,546	2,997
Business-to-business	394	716
Other	219	265

TOTAL REVENUE	6,930	5,018

COSTS AND EXPENSES:

Cost of revenue
Digital plans	87	165
Meal delivery	3,151	2,012
Business-to-business	33	32
Other	50	43

Total cost of revenue	3,321	2,252
Technology and development	317	852
Sales, marketing and support	2,760	2,977
General and administrative	898	1,142
Amortization of intangible assets	4	12

Total costs and expenses	7,300	7,235

Loss from operations	(370)	(2,217)
Interest income	—	1
Interest expense	(13)	(1,543)

Loss before income tax benefit (provision)	(383)	(3,759)
Income tax benefit (provision)	—	—

Net loss	$(383)	$(3,759)

Loss per common share:
Basic and diluted	$(0.01)	$(0.13)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	59,625	29,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(383)	$(3,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	361
Amortization of intangibles	4	12
Amortization of discount and expenses, senior secured notes – related party	—	724
Accrued interest and paid-in-kind interest, senior secured notes – related party	—	1,306
Provision for bad debt	(1)	10
Stock-based compensation	282	178
Non-cash severance charges	55	—
Changes in operating assets and liabilities:
Accounts receivable	152	(144)
Inventory, prepaid expenses and other assets	129	175
Accounts payable and accrued liabilities	(163)	(80)
Deferred revenue	(206)	39

Net cash provided by (used in) operating activities	134	(1,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(80)	—
Purchases of property and office equipment	(5)	(20)

Net cash used in investing activities	(85)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under private placement	1,572	—
Common stock issuance costs	(184)	—
Proceeds from notes payable – related party	—	500
Repayment of capital lease obligations	(5)	(7)

Net cash provided by financing activities	1,383	493

Effect of exchange rate changes on cash and cash equivalents	(50)	91

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,382	(614)
Cash and cash equivalents, beginning of period	468	1,475

Cash and cash equivalents, end of period	$1,850	$861

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2011, the Company had a net loss of approximately $0.4 million, and for the three months ended March 31, 2011, the Company generated approximately $0.1 million of cash from its operating activities. As of March 31, 2011, the Company has an accumulated deficit of approximately $103.8 million and total stockholders’ deficit of approximately $0.7 million. As of March 31, 2011, the Company’s unrestricted cash balance was approximately $1.9 million.

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

Business-to-business revenue relates to the Company’s Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition) Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s debt consists of $1.0 million in related party notes. During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. These Director Notes are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of March 31, 2011, to determine the fair value of such debt.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

3. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Digital plans	$771	$1,040
Meal delivery	5,546	2,997
Business-to-business	394	716
Advertising and Ecommerce	72	85
Royalties	147	180

	$6,930	$5,018

4. DEFERRED REVENUE

Deferred revenue consists of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Deferred revenue
Unearned digital plans revenue	$377	$425
Unearned development revenue	82	120
Unearned licensing and maintenance fee revenue	8	31
Deferred royalty	756	852

Total deferred revenue	1,223	1,428
Less: current portion of deferred revenue	(1,072)	(1,144)

Non-current portion of deferred revenue	$151	$284

5. EQUITY TRANSACTIONS

During February 2011, the Company executed Subscription Agreements with investors pursuant to which 3,811,818 shares of our common stock were issued under a private placement at a price of $0.4125 per share, which provided approximately $1.6 million of capital. The investors included Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, who entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively, of the total $1.6 million of proceeds received. The Subscription Agreements require the Company to obtain the investors’ prior consent, which is not to be unreasonably withheld, in order to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to February 7, 2012 for a price or exercise price that is less than $0.4125 per share. In addition, if the Company proposes to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to August 7, 2012, the Subscription Agreements require the Company to provide the investors with the opportunity to purchase an equal number of Company common stock or securities convertible into common stock on the same terms and conditions.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Company also issued warrants entitling the investors in the private placement to acquire a total of 1,905,909 shares of common stock at an exercise price of $0.3535 per share. Each warrant has a three-year expiration date and is exercisable beginning immediately. The exercise price of each warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than $0.34 per share.

The shares of common stock sold in the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or applicable exemption from the registration requirements of such Act and applicable state securities laws. On April 5, 2011, the Company filed a registration statement to register for resale the shares of common stock issued in the private placement, together with the shares underlying the warrants issued in the private placement, pursuant to a registration rights agreement with the investors. This registration statement has not yet been declared effective by the Securities and Exchange Commission.

Warrants outstanding as of March 31, 2011 are as follows:

	Warrants to Purchase Shares of Common Stock	Exercise Price
2009 private placement warrants	1,689,370	$1.20
2011 private placement warrants	1,905,909	$0.3535

Total warrants outstanding	3,595,279

6. STOCK-BASED COMPENSATION

The Company grants stock options, restricted stock units and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008 and as amended and restated effective May 4, 2010). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, restricted stock units (“RSUs”), performance awards, deferred stock and unrestricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). A maximum of 6,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of common stock that may be delivered in satisfaction of awards made under the Incentive Plan was increased to 10,000,000 shares on May 3, 2011. The maximum number of shares of common stock that may be issued in any calendar year pursuant to the exercise of ISOs and NSOs is 3,000,000 each. The maximum number of shares as to which options may be granted under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to SARs under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any ISO granted under the Incentive Plan may not exceed ten years, or five years if granted to a person that owns common stock representing more than 10% of the voting power of all class of stock of the Company. Options granted under the Incentive Plan generally vest ratably over a three-year period. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan also provides for awards of fully vested unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value unless granted in lieu of cash compensation equal to such fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive common stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2011 and December 31, 2010, there were 23,000 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below, and 5,875,115 and 4,292,415 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provides for the grant of ISOs and NSOs to purchase up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of March 31, 2011 and December 31, 2010, 574,593 and 687,344 options, respectively, were outstanding under the Plan.

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

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	3.8	3.7
Risk-free interest rate	1.4%	1.9%
Expected volatility	.723	.703
Expected dividend yield	—%	—%

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

During the quarters ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.3 million and $0.2 million, respectively.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$7	$1
Technology and development	46	9
Sales, marketing and support	94	10
General and administrative	135	158

	$282	$178

A summary of option activity under the Company’s stock plans for the three months ended March 31, 2011 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	4,980	$2.34	6.29	$—
Granted	1,950	0.56
Exercised	—	—
Forfeited	(426)	1.19
Expired	(54)	5.95

Outstanding at March 31, 2011	6,450	$1.84	6.97	$0.2

Vested or expected to vest at March 31, 2011	5,968	$1.91	6.81	$0.2

Exercisable at March 31, 2011	2,803	$2.99	4.11	$—

The weighted-average fair value of stock options granted during the quarters ended March 31, 2011 and 2010 was $0.26 and $0.70, respectively.

There were no stock option exercises during 2011 and 2010. As of March 31, 2011, there was $1.1 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the RSUs outstanding under the Company’s Incentive Plan for the three months ended March 31, 2011 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2010	23	$4.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2011	23	$4.52

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

No RSUs vested during 2011. The non-vested RSUs listed above are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of March 31, 2011.

As restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of March 31, 2011, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

In March 2008, 69,000 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 23,000 RSUs, which were not achieved, and the previously recognized compensation cost was reversed during 2009. As of March 31, 2011, performance conditions have not been established by the Board for the remaining 46,000 RSUs, and thus no compensation expense has been recorded to date related to these 46,000 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 69,000 RSUs are not vested as of March 31, 2011. The 46,000 RSUs have been excluded from the summary of RSU activity above.

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

7. DEBT TRANSACTIONS

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

During the three months ended March 31, 2010, the Company recorded approximately $1.0 million of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of approximately $0.5 million, related to the First Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

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

During the three months ended March 31, 2010, the Company recorded approximately $0.3 million of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of approximately $0.2 million, related to the Second Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

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

During the three months ended March 31, 2010, the Company recorded approximately $0.2 million of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of approximately $17,000, related to the Third Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

8. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 796,000 and 818,000, respectively, for the three months ended March 31, 2011 and 2010. The Company had zero dilutive potential common shares related to convertible debt, which was converted into 22,088,981 shares of the Company’s common stock during June of 2010.

9. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(383)	$(3,759)
Other comprehensive (loss) income:
Foreign currency translation	(50)	91

Comprehensive loss	$(433)	$(3,668)

Accumulated other comprehensive loss as of March 31, 2011 and 2011 consists of foreign currency translation.

10. SEGMENT INFORMATION

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
U.S. business-to-consumer	$6,389	$4,122
U.S. business-to-business	394	716

Total U.S.	6,783	4,838
Europe	147	180

Consolidated net revenues	$6,930	$5,018

Segment (loss) income:
U.S. business-to-consumer	$(788)	$(2,556)
U.S. business-to-business	250	193

Total U.S.	(538)	(2,363)
Europe	168	146

Consolidated loss from operations	$(370)	$(2,217)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. SUBSEQUENT EVENTS

On April 15, 2011, the Company increased the size of the Board of Directors (the “Board”) from seven to eight members and appointed a new non-executive Board member. In connection with this appointment, the Compensation Committee of the Board approved the grant of stock options to this new Board member to purchase 400,000 shares of Company common stock at a per share exercise price of $0.44.

Also during April 2011, the Company announced a rights offering (the “Rights Offering”) under which stockholders received one subscription right for each share of the Company’s common stock owned on April 18, 2011, the record date for the Rights Offering. Each subscription right entitles the rights holder to purchase 0.15 newly issued shares of the Company’s common stock at a subscription price of $0.4125 per share. The Rights Offering also includes an over-subscription privilege. Subscription rights under the Rights Offering were exercisable until May 13, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue in four ways.

•	We offer a nationwide weight-loss oriented meal delivery service.

•	We sell digital weight-loss programs.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition Websites.

•	We sell advertising throughout our content assets, which are our diet, fitness and healthy lifestyle-oriented Websites.

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

License Business (includes business-to-business and royalty revenue)

Our eDiets Corporate Services subsidiary is engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2010 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in our Websites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive six months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. We recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Business-to-business revenue relates to our eDiets Corporate Services subsidiary. eDiets Corporate Services generates three primary types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2011, we had a net loss of approximately $0.4 million. We generated approximately $0.1 million of cash from our operating activities during the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $103.8 million, total stockholders’ deficit of $0.7 million and our unrestricted cash balance was approximately $1.9 million.

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

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2011	2010
Revenue	100%	100%
Cost of revenue	48	45
Technology and development	5	17
Sales, marketing and support	40	59
General and administrative	13	23
Amortization of intangible assets	*	*
Interest income	*	*
Interest expense	*	31
Income tax provision	*	*
Net loss	(6)%	(75)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenue: Total revenue for the three months ended March 31, 2011 was $6.9 million, an increase of 38.1% versus the $5.0 million recorded in the corresponding prior year period.

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Digital plans	$771	$1,040
Meal delivery	5,546	2,997
Business-to-business	394	716
Advertising and Ecommerce	72	85
Royalties	147	180

Total revenue	$6,930	$5,018

Digital plans revenue was approximately $0.8 million for the three months ended March 31, 2011 compared to approximately $1.0 million in the corresponding prior year period. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the three months ended March 31, 2011, the average paying subscribers was approximately 32% lower than the corresponding prior year period, and the average weekly fees were approximately 3% lower than the corresponding prior year period. The number of overall active subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. Our advertising is now driving potential customers to our call center rather than visit our website. As a result of these factors and to prevent further decreases in liquidity, we have diversified from a digital subscription-only model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of approximately $5.5 million, including shipping revenue, for the three months ended March 31, 2011 compared to $3.0 million for the corresponding prior year period. The 85% increase in meal delivery revenue for the first three months of 2011 as compared to the first three months of 2010 is directly related to an approximately 83% increase in meals shipped during the three months ended March 31, 2010 as compared to the same period of the prior year. We have expanded our Meal delivery promotional offerings in order to achieve a higher volume of shipments but we also decreased our offline advertising expense by approximately 16% compared to the three months ended March 31, 2010 because we were managing our customer acquisition cost to achieve a profitable quarter.

Business-to-business revenues, which are primarily application development and license related revenues, were approximately $0.4 million for the three months ended March 31, 2011 compared to $0.7 million in the corresponding prior year period. Licensing revenue decreased during the three months ended March 31, 2011 as a result of previous contracts not being renewed upon expiration, and a lack of new contract awards over the last several months. Our current customers are also using less of our consulting and support services compared to the prior year, contributing to the business-to-business revenue decline.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $72,000 for the three months ended March 31, 2011 compared to approximately $85,000 during the three months ended March 31 2010. The decrease was due to fewer site visitors who observe third-party banner impressions and lower ad rates during 2011 as compared to the corresponding prior year period. The number of visitors to our websites has declined over the last few reporting periods because our advertising is increasingly driving potential customers to our call center rather than our website. We are also allocating a greater share of the website to our own products rather than other companies’ products.

Royalty revenues related to our licensing agreement with Tesco were $0.1 million for the three months ended March 31, 2011 compared to $0.2 million in the corresponding prior year period.

In the future we expect that revenue streams from meal delivery will continue to be a larger share of total revenue as we diversify from a digital subscription-based and licensing-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three months ended March 31, 2011 was $3.3 million, as compared to $2.3 million for the corresponding prior year period.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Digital plans	$87	$165
Meal delivery	3,151	2,012
Business-to-business	33	32
Other	50	43

Total cost of revenue	$3,321	$2,252

Gross margin decreased to approximately 52% for the three months ended March 31, 2011 compared to approximately 55% for the corresponding prior year period. Gross margin for digital plans increased to approximately 89% for the three months ended March 31, 2011 compared to approximately 84% for the corresponding prior year period. This increase is primarily the result of a decrease in the amount included within digital plans cost of sales relating to our call center and depreciation. Meal delivery gross margin increased to approximately 43% for the three months ended March 31, 2011 compared to approximately 33% for the corresponding prior year period. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendor, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin decreased to 92% during the three months ended March 31, 2011 from 96% during the corresponding prior year period. The decrease in the blended margin overall for the three months ended March 31, 2011 as compared to the same period of the prior year is the result of the increase in lower-margin meal delivery revenue combined with the decrease in high-margin digital plans revenue and the decrease in high-margin business-to-business revenue during 2011 compared to 2010.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to $0.1 million for the three months ended March 31, 2011 compared to $0.2 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to $3.2 million for the three months ended March 31, 2011 compared to $2.0 million in the corresponding prior year period. Cost of meal delivery revenue increased because the variable costs increased as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million for the three months ended March 31, 2011 and 2010.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for the three months ended March 31, 2011 and 2010.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.3 million for the three months ended March 31, 2011 and approximately $0.9 million for the three months ended March 31, 2010. Technology and development compensation expenses were lower during 2011 due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. Sales, marketing and support expenses were $2.8 million for the three months ended March 31, 2011 compared to $3.0 million for the corresponding prior year period and represent mainly advertising media expense and compensation expense. The decrease is primarily the result of a decrease in offline advertising expense. In total, advertising media expense (offline and online advertising) was $1.7 million for the three months ended March 31, 2011 and $1.9 million for the three months ended March 31, 2010. Last year, we implemented a new offline advertising campaign during the first quarter of 2010. The expenses associated with another component of our sales process, our call center, fluctuates as we add or reduce staff and adjust incentives that are used to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $0.9 million for the three months ended March 31, 2011 compared to $1.1 million in the corresponding prior year period. General and administrative expenses were lower during 2011 due to a reduction in headcount.

Amortization of Intangible Assets: Amortization expense was less than $0.1 million for the three months ended March 31, 2011 and 2010.

Interest Income: Interest income was less than $0.1 million for the three months ended March 31, 2011 and 2010.

Interest Expense: Interest expense was approximately $13,000 for the three months ended March 31, 2011 compared to $1.5 million for the corresponding prior year period. During the first quarter of 2011, interest expense relates to the interest costs in connection with $1.0 million of related party notes. During 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer. During the three months ended March 30, 2010, interest expense relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into 22,088,981 shares of our common stock on June 4, 2010.

Income Tax Benefit (Provision): Income tax benefit (provision) was zero for the three months ended March 31, 2011 and 2010.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $0.4 million for the three months ended March 31, 2011 and a net loss of $3.8 million for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the three months ended March 31, 2011 was for online and offline advertising promoting meal delivery and digital diet programs to potential subscribers and to support our business infrastructure as we diversify from digital subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. However, in the first quarter of this year, we reduced advertising spend in an effort to manage our customer acquisition cost and achieve positive cash flow, which we were able to accomplish, The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2011. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

During February 2011, the Company executed Subscription Agreements with investors pursuant to which 3,811,818 shares of the Company’s common stock were issued under a private placement at a price of $0.4125 per share, which provided approximately $1.6 million of capital. The investors included Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, who entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively. The Subscription Agreements require the Company to obtain the investors’ prior consent, which is not to be unreasonably withheld, in order to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to February 7, 2012 for a price or exercise price that is less than $0.4125 per share. In addition, if the Company proposes to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to August 7, 2012, the Subscription Agreements require the Company to provide the investors with the opportunity to purchase an equal number of Company common stock or securities convertible into common stock on the same terms and conditions.

In addition, the Company issued warrants entitling the investors in the private placement to acquire a total of 1,905,909 shares of common stock at an exercise price of $0.3535 per share. Each warrant has a three-year expiration date and is exercisable beginning immediately. The exercise price of each warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than $0.34 per share.

During May 2011, the Company completed a rights offering under which stockholders received one subscription right for each share of the Company’s common stock owned on April 18, 2011. Each subscription right entitled the rights holders to purchase 0.15 newly issued shares of the Company’s common stock at a subscription price of $0.4125 per share. The Company received gross proceeds of approximately $1.6 million in the rights offering, in addition to approximately $0.4 million in purchases by a standby purchaser.

At March 31, 2011, we had a net working capital deficit of approximately $2.3 million, compared to a net working capital deficit of approximately $3.7 million at December 31, 2010. Cash and cash equivalents at March 31, 2011 were approximately $1.9 million, an increase of approximately $1.4 million from the balance of $0.5 million at December 31, 2010.

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

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $103.8 million as of March 31, 2011.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In order to maintain listing on The Nasdaq Capital Market, the closing bid price of our listed common stock must be at least $1.00 per share. On June 28, 2010, we received a notice of non-compliance with Nasdaq’s continued listing standard relating to the $1.00 minimum closing bid price requirement. When we were unable to regain compliance during an initial period of 180 calendar days, a Nasdaq hearing panel provided us with an additional period of time, until June 28, 2011, to regain compliance. If the bid price of our common stock does not close at $1.00 per share for at least ten consecutive days prior to June 28, 2011, our common stock will be subject to immediate de-listing from The Nasdaq Capital Market. In order to provide the Company with an opportunity to regain compliance, on May 3, 2011, our stockholders authorized our Board of Directors to effect, in its discretion prior to June 30, 2012, a reverse stock split in a ratio between 1-for-2 and 1-for-10 to be determined by the Board of Directors and to approve a corresponding amendment to the Company’s Certificate of Incorporation to effect the reverse stock split and to reduce the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 50,000,000.

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

Cash Flows from Operating Activities: For the three months ended March 31, 2011, we generated approximately $0.1 million of cash from operating activities. Our cash flow related to our net loss of approximately $0.4 million, adjusted for, among other things, certain non-cash items including approximately $0.3 million of depreciation, $0.3 million of stock-based compensation, as well as an aggregate decrease in cash flows from our operating assets and liabilities of $0.1 million.

For the three months ended March 31, 2010, we used approximately $1.2 million of cash in operating activities. The negative cash flow related to our net loss of approximately $3.8 million, adjusted for, among other things, certain non-cash items including approximately $0.4 million of depreciation, $0.7 million of amortization of the senior secured related party notes discounts and expenses, $1.3 million of paid-in-kind interest of the senior secured related party notes, $0.2 million of stock-based compensation, and an aggregate increase in cash flows from our operating assets and liabilities of less than $0.1 million.

Cash Flows from Investing Activities: For the three months ended March 31, 2011, we used approximately $0.1 million of cash in investing activities. The cash usage was due to an increase of approximately $0.1 million of restricted cash held by our credit card processor, as well as a small amount of capital expenditures during the three months ended March 31, 2011.

For the three months ended March 31, 2010, we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily software development.

Cash Flows from Financing Activities: For the three months ended March 31, 2011, our financing activities provided for approximately $1.4 million of cash. We received approximately $1.6 million in total proceeds from issuance of common stock under a private placement, offset by stock issuance costs of approximately $0.2 million for shares awarded during the three months ended March 31, 2011.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those associated with:

•

our expectation that we will seek additional financial support, including through a private placement or public offering of our common stock or securities convertible into our common stock, selling one or more lines of business and reducing or eliminating operations;

•	our belief regarding market demand for our products and our competitive position in our industry;

•	our expectation that our total gross margins will improve in the future as our efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from meal delivery will continue to become a larger share of total revenues;

•	our belief that we can rapidly secure alternate technology infrastructure vendors if we experience an interruption in Website service;

•	our expectations regarding implementing programs designed to enhance the privacy protection of our visitors to our Website;

•	our expectation that we will conduct our operations in compliance with applicable regulatory requirements;

•	our expectation regarding our advertising commitments;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional capital;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to maintain our listing on The Nasdaq Capital Market;

•	our ability to attract and retain customers through advertising, and our ability to secure advertising commitments;

•	our ability to accurately assess market demand for our products;

•	our ability to improve our meal delivery margin and its effect on total gross margins;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience Web site service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our Website;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2011. Based on such evaluation, such officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: May 16, 2011

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Chief Financial Officer of the Company.