Form 10-Q
period 2011-06-30
EDIETS COM INC
filed 2011-08-15
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller-reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2011:

Common Stock, $.001 par value per share	13,274,751 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,084	$468
Accounts receivable, net	274	490
Inventory	91	35
Prepaid expenses and other current assets	242	604

Total current assets	3,691	1,597

Restricted cash	884	804
Property and office equipment, net	747	1,151
Intangible assets, net	5	6
Other assets	32	38

Total assets	$5,359	$3,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,468	$2,043
Accrued liabilities	1,035	1,051
Current portion of capital lease obligations	22	21
Deferred revenue	1,010	1,144
Related party debt - current	1,000	1,000

Total current liabilities	4,535	5,259

Capital lease obligations, net of current portion	12	23
Deferred revenue	—	284

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	13	11
Additional paid-in capital	105,452	101,371
Accumulated deficit	(104,620)	(103,386)
Accumulated other comprehensive income (loss)	(33)	34

Total stockholders’ equity (deficit)	812	(1,970)

Total liabilities and stockholders’ equity (deficit)	$5,359	$3,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

REVENUE
Digital plans	$671	$1,018	$1,442	$2,058
Meal delivery	4,755	3,526	10,301	6,523
Business-to-business	317	674	711	1,390
Other	206	218	425	483

TOTAL REVENUE	5,949	5,436	12,879	10,454

COSTS AND EXPENSES:

Cost of revenue
Digital plans	63	141	150	306
Meal delivery	2,739	2,344	5,890	4,356
Business-to-business	34	27	67	59
Other	25	52	75	95

Total cost of revenue	2,861	2,564	6,182	4,816
Technology and development	293	852	610	1,704
Sales, marketing and support	2,465	3,329	5,225	6,306
General and administrative	1,169	1,267	2,067	2,409
Amortization of intangible assets	3	12	7	24
Impairment of goodwill and intangible assets	—	6,865	—	6,865

Total costs and expenses	6,791	14,889	14,091	22,124

Loss from operations	(842)	(9,453)	(1,212)	(11,670)
Interest income	—	1	—	2
Interest expense	(13)	(1,189)	(26)	(2,732)
Interest expense incurred with debt conversion	—	(23,961)	—	(23,961)

Loss before income tax benefit	(855)	(34,602)	(1,238)	(38,361)
Income tax benefit	4	—	4	—

Net loss	$(851)	$(34,602)	$(1,234)	$(38,361)

Loss per common share:
Basic and diluted	$(0.07)	$(3.76)	$(0.10)	$(5.49)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	12,755	9,197	12,342	6,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,234)	$(38,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	416	724
Amortization of intangibles	7	24
Amortization of discount and expenses, senior secured notes – related party	—	1,291
Accrued interest and paid-in-kind interest, senior secured notes – related party	—	2,112
Amortization of discounts and interest expense incurred with debt conversion – related party	—	23,961
Provision for bad debt	(7)	(6)
Stock-based compensation	876	472
Non-cash severance charges	67	—
Impairment of goodwill and intangible assets	—	6,865
Changes in operating assets and liabilities:
Accounts receivable	223	(134)
Inventory, prepaid expenses and other assets	307	(484)
Accounts payable and accrued liabilities	(687)	(77)
Deferred revenue	(484)	(239)

Net cash used in operating activities	(516)	(3,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(80)	—
Purchases of property and office equipment	(12)	(315)

Net cash used in investing activities	(92)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under private placement	1,572	500
Proceeds from issuance of common stock – rights offering	1,962	—
Proceeds from issuance of common stock – registered direct offering	—	5,275
Common stock issuance costs	(300)	(748)
Proceeds from notes payable – related party	—	500
Repayment of capital lease obligations	(10)	(14)

Net cash provided by financing activities	3,224	5,513

Effect of exchange rate changes on cash and cash equivalents	—	207

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,616	1,553
Cash and cash equivalents, beginning of period	468	1,475

Cash and cash equivalents, end of period	$3,084	$3,028

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party debt conversion	$—	$22,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and six months ended June 30, 2011, the Company had a net loss of approximately $0.9 million and $1.2 million, respectively, and for the six months ended June 30, 2011, the Company used approximately $0.5 million of cash in its operating activities. As of June 30, 2011, the Company has an accumulated deficit of approximately $104.6 million and total stockholders’ equity of approximately $0.8 million. As of June 30, 2011, the Company’s unrestricted cash balance was approximately $3.1 million.

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

Significant Accounting Policies

Digital plan revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its Websites. Subscriptions to the Company’s digital plans are paid in advance, mainly via credit/debit

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

cards and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which a customer that did not meet their weight loss goal upon completion of six consecutive months of digital subscription and met the guarantee requirements would receive the next six months of digital subscription for free. Consequently, the Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Business-to-business revenue relates to the Company’s Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three main types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis through June 2012. On July 31, 2009 the Company terminated the 15-year exclusive licensing agreement with Tesco Ireland Limited (“Tesco”) which provided Tesco with exclusive rights to use the Company’s personalized diet technology in the United Kingdom and Ireland, with an effective date of July 1, 2009. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s debt consists of a total principal balance of $1.0 million in related party notes (the “Director Notes”), in addition to approximately $32,000 in accrued interest relating to the Director Notes. During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides Capital Partners, LLC (“Prides”), (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. These Director Notes are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty the Company would have obtaining similar financing from an unrelated party, the Company is unable, as of June 30, 2011, to determine the fair value of such debt.

The Company establishes a reserve for refunds for digital plan and meal delivery sales. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month, a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund, accordingly the Company estimates a reserve based on that assumption for future refunds. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the condensed consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Digital plans	$671	$1,018	$1,442	$2,058
Meal delivery	4,755	3,526	10,301	6,523
Business-to-business	317	674	711	1,390
Advertising and Ecommerce	52	59	124	144
Royalties	154	159	301	339

	$5,949	$5,436	$12,879	$10,454

4. DEFERRED REVENUE

Deferred revenue consists of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Deferred revenue
Unearned digital plans and meal delivery revenue	$337	$425
Unearned development revenue	52	120
Unearned licensing and maintenance fee revenue	4	31
Deferred royalty	617	852

Total deferred revenue	1,010	1,428
Less: current portion of deferred revenue	1,010	(1,144)

Non-current portion of deferred revenue	$—	$284

5. EQUITY TRANSACTIONS

During February 2011, the Company executed Subscription Agreements with investors pursuant to which approximately 762,364 shares of our common stock were issued under a private placement at a price of $2.0625 per share (adjusted for a reverse stock split effective June 1, 2011), which provided approximately $1.6 million of capital. The investors included Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, who entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively, of the total $1.6 million of proceeds received. The Subscription Agreements require that if the Company proposes to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to August 7, 2012, the Company must provide the investors with the opportunity to purchase an equal number of Company common stock or securities convertible into common stock on the same terms and conditions.

In addition, the Company also issued warrants entitling the investors in the private placement to acquire a total of approximately 381,183 shares of common stock at an exercise price of $1.7675 per share. Each warrant has a three-year expiration date and is exercisable beginning immediately. The exercise price of each warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than $1.70 per share.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants outstanding as of June 30, 2011 are as follows:

	Warrants to Purchase Shares of Common Stock	Exercise Price
2009 private placement warrants	337,875	$6.00
2011 private placement warrants	381,183	$1.7675

Total warrants outstanding	719,058

During April 2011, the Company announced a rights offering (the “Rights Offering”) under which stockholders received one subscription right for each share of the Company’s common stock owned on April 18, 2011, the record date for the Rights Offering. Each subscription right entitled the rights holder to purchase 0.15 newly issued shares of the Company’s common stock at a subscription price of $2.0625 per share. The Rights Offering also included an over-subscription privilege, and subscription rights under the Rights Offering were exercisable until May 13, 2011. The Company received gross proceeds of approximately $1.6 million under the Rights Offering, in addition to receiving approximately $0.4 million in purchases by a standby purchaser.

6. STOCK-BASED COMPENSATION

The Company grants stock options, restricted stock units and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (the “Incentive Plan”) (as amended effective May 6, 2008 and as amended and restated effective May 4, 2010). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, restricted stock units (“RSUs”), performance awards, deferred stock and unrestricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). A maximum of 2,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares of common stock that may be delivered in satisfaction of awards made under the Incentive Plan was increased on May 3, 2011. The maximum number of shares as to which options may be granted under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to SARs under the Incentive Plan in any calendar year is 2,000,000 shares. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any ISO granted under the Incentive Plan may not exceed ten years, or five years if granted to a person that owns common stock representing more than 10% of the voting power of all class of stock of the Company. Options granted under the Incentive Plan generally vest ratably over a three-year period. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan also provides for awards of fully vested unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive common stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee.

As of June 30, 2011 and December 31, 2010, there were 4,600 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below, and approximately 1,214,783 and 858,483 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (the “Plan”) (as amended and restated effective April 1, 2002 and as amended effective September 30, 2009). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan, as amended, provided for the grant of ISOs and NSOs to purchase up to 1,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years. In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of June 30, 2011 and December 31, 2010, approximately 88,300 and 137,469 options, respectively, were outstanding under the Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (in years)	4.0	2.5	3.8	3.6
Risk-free interest rate	1.7%	1.1%	1.4%	1.8%
Expected volatility	.854	.706	.745	.703
Expected dividend yield	—%	—%	—%	—%

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

During the quarters ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs, restricted stock awards and unrestricted stock awards) of approximately $0.6 million and $0.3 million, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs, restricted stock awards and unrestricted stock awards) of approximately $0.9 million and $0.5 million, respectively.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$17	$4	$25	$5
Technology and development	82	64	128	73
Sales, marketing and support	139	83	233	93
General and administrative	355	143	490	301

	$593	$294	$876	$472

A summary of option activity under the Company’s stock plans for the six months ended June 30, 2011 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2010	996	$11.68	6.29	$—

Granted	470	2.68

Exercised	—	—

Forfeited	(97)	5.91

Expired	(66)	19.03

Outstanding at June 30, 2011	1,303	$8.49	7.17	$—

Vested or expected to vest at June 30, 2011	1,209	$8.74	7.04	$—

Exercisable at June 30, 2011	678	$11.72	5.60	$—

The weighted-average fair value of stock options granted during the quarters ended June 30, 2011 and 2010 was $1.37 and $2.20, respectively. The weighted-average fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $1.33 and $3.40, respectively.

There were no stock option exercises during 2011 and 2010. As of June 30, 2011, there was $0.8 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the RSUs outstanding under the Company’s Incentive Plan for the six months ended June 30, 2011 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at December 31, 2010	5	$22.60

Granted	—	—

Vested	—	—

Forfeited	—	—

Non-vested at June 30, 2011	5	$22.60

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

No RSUs vested during 2011. The non-vested RSUs listed above are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of June 30, 2011.

As restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of June 30, 2011, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

In March 2008, 13,800 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 4,600 RSUs, which were not achieved, and the previously recognized compensation cost was reversed during 2009. As of June 30, 2011, performance conditions have not been established by the Board for the remaining 9,200 RSUs, and thus no compensation expense has been recorded to date related to these 9,200 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 13,800 RSUs are not vested as of June 30, 2011. The 9,200 RSUs have been excluded from the summary of RSU activity above.

In December 2008, 85,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 85,000 RSUs have been excluded from the summary of RSU activity above.

In January 2009, 1,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 1,000 RSUs have been excluded from the summary of RSU activity above.

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

On August 31, 2007 the Company borrowed $10.0 million from Prides, in the form of a Senior Secured Note and accompanying agreements (“First Note”). The First Note, along with accrued and paid-in-kind interest, was converted into shares of the Company’s common stock on June 4, 2010 (“First Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $14.8 million of additional interest expense due to the reduction in conversion price associated with the First Note Debt Conversion.

During the three and six months ended June 30, 2010, the Company recorded approximately $0.8 and $1.8 million, respectively, of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of approximately $0.4 and $0.9 million, respectively, related to the First Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

On May 30, 2008, the Company borrowed an additional $2.6 million from Prides in the form of a Senior Secured Note and accompanying agreements (“Second Note”). The Second Note, along with accrued and paid-in-kind interest, was converted into shares of the Company’s common stock on June 4, 2010 (“Second Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $4.1 million of additional interest expense due to the reduction in conversion price associated with the Second Note Debt Conversion.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three and six months ended June 30, 2010, the Company recorded approximately $0.3 million and $0.6 million, respectively, of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of approximately $0.2 million and $0.3 million, respectively, related to the Second Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

In the Note and Warrant Purchase Agreement for the Second Note, Prides committed to provide the Company with an additional $2.55 million in Senior Secured Notes (“Third Note”), with terms similar to the Second Note and as set forth in the Note and Warrant Purchase Agreement. On November 13, 2008 the Company executed the Third Note and the issuance of this Third Note does not impact the accounting or the valuation of the warrants that were issued in connection with the Second Note. The Third Note, along with accrued and paid-in-kind interest, was converted into shares of the Company’s common stock on June 4, 2010 (“Third Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $3.1 million of additional interest expense due to the reduction in conversion price associated with the Third Note Debt Conversion.

During the three and six months ended June 30, 2010, the Company recorded approximately $0.1 million and $0.3 million, respectively, of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of approximately $10,000 and $27,000, respectively, related to the Third Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

8. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the exercise of warrants and RSUs using the treasury stock method, which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 100,000 and 158,000 for the three and six months ended June 30, 2011, respectively, and approximately 100,000 and 108,000 for the three and six months ended June 30, 2010, respectively. The Company had zero dilutive potential common shares related to convertible debt.

9. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(851)	$(34,602)	$(1,234)	$(38,361)
Other comprehensive income (loss):
Foreign currency translation	(17)	116	(67)	207

Comprehensive loss	$(868)	$(34,486)	$(1,301)	$(38,154)

Accumulated other comprehensive loss as of June 30, 2011 and 2010 consists of foreign currency translation.

10. SEGMENT INFORMATION

ASC 280 (formerly SFAS 131), Segment Reporting, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

EDIETS.COM, INC.

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues:
U.S. business-to-consumer	$5,478	$4,603	$11,867	$8,725
U.S. business-to-business	317	674	711	1,390

Total U.S.	5,795	5,277	12,578	10,115
Europe	154	159	301	339

Total revenues	$5,949	$5,436	$12,879	$10,454

Segment (loss) income:
U.S. business-to-consumer	$(1,068)	$(2,816)	$(1,856)	$(5,372)
U.S. business-to-business	71	(6,772)	321	(6,579)

Total U.S.	(997)	(9,588)	(1,535)	(11,951)
Europe	155	135	323	281

Loss from operations	$(842)	$(9,453)	$(1,212)	$(11,670)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. SUBSEQUENT EVENTS

On August 3, 2011, the Company received a Staff Determination from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that it did not regain compliance with the minimum $35.0 million market value of listed securities requirement for continued listing on The NASDAQ Capital Market. The Company’s common stock was subjected to immediate delisting unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to seek additional time to regain compliance. The Company has requested a hearing before the Panel and, consequently, the Company’s common stock will remain listed until the Panel renders a decision following the hearing.

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

REVENUE RECOGNITION:

We offer memberships to the proprietary content contained in our Websites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which a customer that did not meet their weight loss goal upon completion of six consecutive months of digital subscription and met the guarantee requirements would receive the next six months of digital subscription for free. We recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Business-to-business revenue relates to our eDiets Corporate Services subsidiary. eDiets Corporate Services generates three primary types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and six months ended June 30, 2011, we had a net loss of approximately $0.9 million and $1.2 million, respectively. We used approximately $0.5 million of cash from our operating activities during the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $104.6 million, total stockholders’ equity of $0.8 million and our unrestricted cash balance was approximately $3.1 million.

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

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Cost of revenue	48	47	48	46
Technology and development	5	16	5	16
Sales, marketing and support	41	61	41	60
General and administrative	20	23	16	23
Amortization of intangible assets	*	*	*	*
Impairment of goodwill and intangible assets	—	126	—	66
Interest income	*	*	*	*
Interest expense	*	22	*	26
Interest expense incurred with debt conversion	—	441	—	229
Income tax provision	*	*	*	*
Net loss	(14)%	(637)%	(10)%	(367)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Revenue: Total revenue for the three and six months ended June 30, 2011 was $5.9 million and $12.9 million, respectively, an increase of 9.4% and 23.2% versus the $5.4 million and $10.5 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Digital plans	$671	$1,018	$1,442	$2,058
Meal delivery	4,755	3,526	10,301	6,523
Business-to-business	317	674	711	1,390
Advertising and Ecommerce	52	59	124	144
Royalties	154	159	301	339

Total revenue	$5,949	$5,436	$12,879	$10,454

Digital plans revenue was approximately $0.7 and $1.4 million for the three and six months ended June 30, 2011, respectively, compared to approximately $1.0 million and $2.1 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. As of June 30, 2011, the average number of paying subscribers was approximately 32% lower than the corresponding prior year period. For the six months ended June 30, 2011, the average weekly fees were approximately 2% lower than the corresponding prior year period. The number of overall active subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. Our advertising is now driving potential customers to our call center rather than visit our website. As a result of these factors and to offset further decreases in the liquidity of the digital business, we have diversified from a digital subscription-only model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of approximately $4.8 million and $10.3 million, including shipping revenue, for the three and six months ended June 30, 2011, respectively, compared to approximately $3.5 million and $6.5 million for the corresponding prior year periods. The 35% increase in meal delivery revenue for the three months ended June 30, 2011 as compared to the corresponding period of the prior year is directly related to an approximately 27% increase in meals shipped during the three months ended June 30, 2011 as compared to the same period of the prior year. The 58% increase in meal delivery revenue for the first six months of 2011 as compared to the first six months of 2010 is directly related to an approximately 52% increase in meals shipped during the six months ended June 30, 2011 as compared to the same period of the prior year. We have expanded our Meal delivery promotional offerings in order to achieve a higher volume of shipments, but we also decreased our offline advertising expense by approximately 44% and 31% compared to the three and six months ended June 30, 2010, respectively, in an effort to manage our customer acquisition cost and reduce our cash burn rate.

Business-to-business revenues, which are primarily application development and license related revenues, were approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, compared to approximately $0.7 million and $1.4 million in the corresponding prior year periods. Licensing revenue decreased during the three and six months ended June 30, 2011 as a result of previous contracts not being renewed upon expiration, and a lack of new contract awards over the last several reporting periods. Our current customers are also using less of our consulting and support services compared to the prior year, contributing to the continued business-to-business revenue decline.

Advertising revenue from our website, our newsletter and Ecommerce revenue was approximately $52,000 and $124,000 for the three and six months ended June 30, 2011, respectively, compared to approximately $59,000 and $144,000 during the corresponding prior year periods. The decrease was due to fewer site visitors who observe third-party banner impressions and lower ad rates during 2011 compared to the prior year. The number of visitors to our websites has declined over the last few reporting periods because more of our sales traffic is going through our call center versus our website. We are also allocating a greater share of the website to our own products rather than other companies’ products.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2011. Royalty revenues remained relatively flat compared to the corresponding prior year periods.

In the future we expect that revenue streams from meal delivery will continue to be a larger share of total revenue as we diversify from a digital subscription-based and licensing-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and six months ended June 30, 2011 was approximately $2.9 million and $6.2 million, respectively, as compared to $2.6 million and $4.8 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Digital plans	$63	$141	$150	$306
Meal delivery	2,739	2,344	5,890	4,356
Business-to-business	34	27	67	59
Other	25	52	75	95

Total cost of revenue	$2,861	$2,564	$6,182	$4,816

Gross margin decreased slightly to approximately 52% for both the three and six months ended June 30, 2011 compared to approximately 53% and 54%, respectively, for the corresponding prior year periods. Gross margin for digital plans increased to approximately 91% and 90% for the three and six months ended June 30, 2011, respectively, compared to approximately 86% and 85% for the corresponding prior year periods. This increase is primarily the result of a decrease in the amount included within digital plans cost of sales relating to our call center and depreciation. Meal delivery gross margin increased to approximately 42% and 43% for the three and six months ended June 30, 2011, respectively, compared to approximately 34% and 33% for the corresponding prior year periods. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendor, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin decreased to approximately 89% and 91% during the three and six months ended June 30, 2011, respectively, from 96% during both corresponding prior year periods. The slight decrease in the blended margin overall for the three and six months ended June 30, 2011 as compared to the same period of the prior year is the result of the increase in lower-margin meal delivery revenue combined with the decrease in high-margin digital plans revenue and the decrease in high-margin business-to-business revenue during 2011 compared to 2010.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, compared to approximately $0.1 million and $0.3 million in the corresponding prior year periods primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to $2.7 million and $5.9 million for the three and six months ended June 30, 2011, respectively, compared to $2.3 million and $4.4 million in the corresponding prior year periods. Cost of meal delivery revenue increased because the variable costs increased as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million for both the three and six months ended June 30, 2011 and 2010.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for both the three and six months ended June 30, 2011 and 2010.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.3 million and $0.6 million for the three months and six months ended June 30, 2011, respectively, compared to approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2010. Technology and development compensation expenses were lower during 2011 due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of tv, print and internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. Sales, marketing and support expenses were approximately $2.5 million and $5.2 million for the three and six months ended June 30, 2011, respectively, compared to approximately $3.3 million and $6.3 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. The decrease is primarily the result of a decrease in offline advertising expense. In total, advertising media expense (tv, print and internet advertising) was approximately $1.4 million and $3.1 million for the three and six months ended June 30, 2011, respectively, and approximately $2.1 million and $4.0 million for the corresponding prior year periods. Last year, we implemented a new offline advertising campaign during the first quarter of 2010. During 2011, we have decreased our offline advertising expense by approximately 44% and 31% compared to the three and six months ended June 30, 2010, respectively, in an effort to manage our customer acquisition cost and reduce our cash burn rate.

The expenses associated with another component of our sales process, our call center, fluctuates as we add or reduce staff and adjust incentives that are used to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, stock-based compensation, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $1.2 million and $2.1 million for the three and six months ended June 30, 2011, respectively, compared to $1.3 million and $2.4 million in the corresponding prior year periods. General and administrative expenses were lower during 2011 due to a reduction in headcount.

Amortization of Intangible Assets: Amortization expense was less than $0.1 million for both the three and six months ended June 30, 2011 and 2010.

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

Interest Income: Interest income was less than $0.1 million for both the three and six months ended June 30, 2011 and 2010.

Interest Expense: Interest expense was approximately $13,000 and $26,000 for the three and six months ended June 30, 2011, respectively, compared to approximately $1.2 million and $2.7 million for the corresponding prior year periods. During the three and six months ended June 30, 2011, interest expense relates to the interest costs in connection with $1.0 million of related party notes. During 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer. During the three and six months ended June 30, 2010, interest expense relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into shares of our common stock on June 4, 2010.

Interest Expense Incurred With Debt Conversion: In connection with converting our senior secured notes into shares of our common stock on June 4, 2010, we also adjusted for the remaining balance of the beneficial conversion feature discounts, warrant discounts, and issuance cost discounts which totaled approximately $24.0 million.

Income Tax Benefit (Provision): The income tax benefit during the three and six months ended June 30, 2011 represents an adjustment to an income tax accrual and during 2010, our income tax (provision) was zero for the three and six months ended June 30, 2010.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $0.9 million and $1.2 million for the three and six months ended June 30 2011, respectively, and a net loss of approximately $34.6 and $38.4 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the six months ended March 31, 2011 was for offline advertising promoting meal delivery programs to potential subscribers and to support our business infrastructure as we diversify from digital subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. However, during both the first and second quarters of this year, we reduced advertising spend in an effort to manage our customer acquisition cost and reduce our cash burn, which we were able to accomplish for the six months ended June 30, 2011 The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

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

During February 2011, the Company executed Subscription Agreements with a group of four investors pursuant to which approximately 762,364 shares of the Company’s common stock were issued under a private placement, which provided approximately $1.6 million of capital. The investors included Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, who entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively. The Subscription Agreements require the Company to obtain the investors’ prior consent, which is not to be unreasonably withheld, in order to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to February 7, 2012 for a price or exercise price that is less than $2.0625 per share. In addition, if the Company proposes to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to August 7, 2012, the Subscription Agreements require the Company to provide the investors with the opportunity to purchase an equal number of Company common stock or securities convertible into common stock on the same terms and conditions.

In addition, the Company issued warrants entitling the investors in the private placement to acquire a total of 381,183 shares of common stock at an exercise price of $1.7675 per share. Each warrant has a three-year expiration date and is exercisable immediately. The exercise price of each warrant is subject to adjustment under certain circumstances; however, no adjustment to the exercise price will operate to reduce the exercise price to a price less than $1.70 per share.

During April 2011, the Company announced a rights offering (the “Rights Offering”) under which stockholders received one subscription right for each share of the Company’s common stock owned on April 18, 2011, the record date for the Rights Offering. Each subscription right entitled the rights holder to purchase 0.15 newly issued shares of the Company’s common stock at a subscription price of $2.0625 per share. The Rights Offering also included an over-subscription privilege and subscription rights under the Rights Offering were exercisable until May 13, 2011. The Company received gross proceeds of approximately $1.6 million under the Rights Offering, in addition to receiving approximately $0.4 million in purchases by a standby purchaser, in exchange for an aggregate of approximately 951,256 shares of common stock.

At June 30, 2011, we had a net working capital deficit of approximately $0.8 million, compared to a net working capital deficit of approximately $3.7 million at December 31, 2010. Cash and cash equivalents at June 30, 2011 were approximately $3.1 million, an increase of approximately $2.6 million from the balance of $0.5 million at December 31, 2010.

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

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $104.6 million as of June 30, 2011.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In order to maintain listing on The Nasdaq Capital Market, the closing bid price of our listed common stock must be at least $1.00 per share. On June 28, 2010, we received a notice of non-compliance with Nasdaq’s continued listing standard relating to the $1.00 minimum closing bid price requirement. When we were unable to regain compliance during an initial period of 180 calendar days, a Nasdaq hearing panel provided us with an additional period of time, until June 28, 2011, to regain compliance. If the bid price of our common stock did not close at $1.00 per share for at least ten consecutive days prior to June 28, 2011, our common stock would be subject to immediate de-listing from The Nasdaq Capital Market. In order to provide the Company with an opportunity to regain compliance, on May 3, 2011, our stockholders authorized our Board of Directors to effect, in its discretion prior to June 30, 2012, a reverse stock split in a ratio between 1-for-2 and 1-for-10 to be determined by the Board of Directors and to approve a corresponding amendment to the Company’s Certificate of Incorporation to effect the reverse stock split and to reduce the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 50,000,000. A 1-for-5 reverse stock split was effected June 1, 2011, and the Company received notice from The Nasdaq Capital Market on June 15, 2011 that it had regained compliance with the minimum closing bid price requirement.

On January 31, 2011, we received a second notice of non-compliance with Nasdaq’s continued listing standard relating to the requirement that we maintain a market capitalization of at least $35.0 million. We had a period of 180 calendar days, until August 1, 2011, to regain compliance with the Nasdaq market capitalization rule. On August 3, 2011, we received a Staff Determination from The Nasdaq Capital Market notifying us that the Company did not regain compliance with the minimum $35.0 million market value of listed securities requirement for continued listing on The Nasdaq Capital Market set forth in Listing Rule 5500(b)(2). Accordingly, our common stock would be subject to immediate delisting unless we request a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to seek additional time to regain compliance.

The Company has requested a hearing before the Panel and, therefore, our common stock will remain listed until the Panel renders a decision following the hearing. There can be no assurance that the Panel will grant the Company’s request for additional time to regain compliance.

If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

Cash Flows from Operating Activities: For the six months ended June 30, 2011, we used approximately $0.5 million of cash in our operating activities. Our cash flow related to our net loss of approximately $1.2 million, adjusted for, among other things, certain non-cash items including approximately $0.4 million of depreciation, $0.9 million of stock-based compensation, $0.1 million in non-cash severance charges, as well as an aggregate decrease in cash flows from our operating assets and liabilities of $0.6 million.

For the six months ended June 30, 2010, we used approximately $3.9 million of cash in operating activities. The negative cash flow related to our net loss of approximately $38.4 million, adjusted for approximately $35.4 million in non-cash items including approximately $0.7 million of depreciation, $1.3 million of amortization of the senior secured related party notes discounts and expenses, $2.1 million of accrued and paid-in-kind interest of the senior secured related party notes, $24.0 million of interest expenses incurred with the debt conversion of the senior secured related party notes, $6.9 million of impairment of goodwill and intangible assets, and $0.5 million of stock-based compensation, as well as an aggregate decrease in cash flows from our operating assets and liabilities of approximately $0.9 million.

Cash Flows from Investing Activities: For the six months ended June 30, 2011, we used approximately $0.1 million of cash in investing activities. The cash usage was due to an increase of approximately $0.1 million of restricted cash held by our credit card processor, as well as a small amount of capital expenditures during the six months ended June 30, 2011.

For the six months ended June 30, 2010, we used approximately $0.3 million of cash in investing activities. The cash usage was due to capital expenditures, primarily purchased software and software development.

Cash Flows from Financing Activities: For the six months ended June 30, 2011, our financing activities provided for approximately $3.2 million of cash. We received approximately $1.6 million in total proceeds from issuance of common stock under a private placement and approximately $2.0 million in total proceeds from the issuance of common stock under a rights offering, offset by stock issuance costs of approximately $0.3 million for shares awarded during the six months ended June 30, 2011.

For the six months ended June 30, 2010, our financing activities provided for approximately $5.5 million of cash. We received approximately $5.3 million in total net proceeds from the issuance of common stock under a registered direct offering, offset by stock issuance costs of approximately $0.7 million. In addition, we received $0.5 million from the issuance of common stock in connection with a private placement transaction whereby three of our directors purchased shares of our common stock. We also received $0.5 million in net proceeds from a related party note payable, which was converted into shares of our common stock on June 4, 2010, offset by less than $0.1 million of repayment of capital lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectation that we will seek additional financial support, including through a private placement or public offering of our common stock or securities convertible into our common stock, selling one or more lines of business and reducing or eliminating operations, or liquidating assets or seeking relief through a filing under the U.S. Bankruptcy code;

•	our belief regarding market demand for our products and our competitive position in our industry;

•	our expectation that our total gross margins will improve in the future as our efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from meal delivery will continue to become a larger share of total revenues;

•	our expectations regarding our continued listing on The Nasdaq Capital Market:

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) or 15d-15(e), as of June 30, 2011. Based on such evaluation, such officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 6. Exhibits

Exhibit No.	Description

*3.1C	Restated Certificate of Incorporation.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

*32.1	Section 1350 Certification of Chief Executive Officer of the Company.

*32.2	Section 1350 Certification of Chief Financial Officer of the Company.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ THOMAS HOYER
Thomas Hoyer
Chief Financial Officer
(Duly Authorized Officer)

DATE: August 15, 2011

Exhibit Index

Exhibit No.	Description

*3.1C	Restated Certificate of Incorporation.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

*32.1	Section 1350 Certification of Chief Executive Officer of the Company.

*32.2	Section 1350 Certification of Chief Financial Officer of the Company.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.