Form 10-Q
period 2011-09-30
EDIETS COM INC
filed 2011-11-14
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2011:

Common Stock, $.001 par value per share	13,310,534 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,737	$468
Accounts receivable, net	155	490
Inventory	95	35
Prepaid expenses and other current assets	398	604

Total current assets	2,385	1,597

Restricted cash	884	804
Property and office equipment, net	661	1,151
Intangible assets, net	5	6
Other assets	30	38

Total assets	$3,965	$3,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,393	$2,043
Accrued liabilities	1,072	1,051
Current portion of capital lease obligations	22	21
Deferred revenue	786	1,144
Related party debt - current	1,000	1,000

Total current liabilities	4,273	5,259

Capital lease obligations, net of current portion	6	23
Deferred revenue	—	284

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	13	11
Additional paid-in capital	105,801	101,371
Accumulated deficit	(106,123)	(103,386)
Accumulated other comprehensive income (loss)	(5)	34

Total stockholders’ deficit	(314)	(1,970)

Total liabilities and stockholders’ equity deficit	$3,965	$3,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

REVENUE
Digital plans	$595	$912	$2,037	$2,970
Meal delivery	3,542	4,313	13,843	10,836
Business-to-business	223	597	934	1,987
Other	180	191	605	674

TOTAL REVENUE	4,540	6,013	17,419	16,467

COSTS AND EXPENSES:
Cost of revenue
Digital plans	53	115	203	421
Meal delivery	2,082	2,767	7,972	7,123
Business-to-business	12	36	79	95
Other	11	47	86	142

Total cost of revenue	2,158	2,965	8,340	7,781
Technology and development	247	706	857	2,410
Sales, marketing and support	2,633	4,546	7,858	10,852
General and administrative	988	1,227	3,055	3,636
Amortization of intangible assets	4	3	11	27
Impairment of goodwill and intangible assets	—	—	—	6,865

Total costs and expenses	6,030	9,447	20,121	31,571

Loss from operations	(1,490)	(3,434)	(2,702)	(15,104)
Interest income	—	—	—	2
Interest expense	(13)	(1)	(39)	(2,733)
Interest expense incurred with debt conversion	—	—	—	(23,961)
Loss on extinguishment of related party debt	—	(213)	—	(213)

Loss before income tax benefit	(1,503)	(3,648)	(2,741)	(42,009)
Income tax benefit	—	1	4	1

Net loss	$(1,503)	$(3,647)	$(2,737)	$(42,008)

Loss per common share:
Basic and diluted	$(0.11)	$(0.32)	$(0.22)	$(4.94)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	13,272	11,484	12,655	8,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,737)	$(42,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	1,136
Amortization of intangibles	11	27
Amortization of discount and expenses, senior secured notes – related party	—	1,291
Accrued interest and paid-in-kind interest, senior secured notes – related party	—	2,112
Amortization of discounts and interest expense incurred with debt conversion – related party	—	23,961
Loss on extinguishment of debt – related party	—	213
Provision for bad debt	(10)	(15)
Stock-based compensation	1,136	765
Non-cash severance charges	67	—
Impairment of goodwill and intangible assets	—	6,865
Changes in operating assets and liabilities:
Accounts receivable	344	214
Inventory, prepaid expenses and other assets	145	(221)
Accounts payable and accrued liabilities	(629)	480
Deferred revenue	(682)	(409)

Net cash used in operating activities	(1,842)	(5,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(80)	(176)
Purchases of property and office equipment	(23)	(403)

Net cash used in investing activities	(103)	(579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under private placement	1,572	500
Proceeds from issuance of common stock – rights offering	1,962	—
Proceeds from issuance of common stock – registered direct offering	—	5,275
Common stock issuance costs	(305)	(755)
Proceeds from notes payable – related party	—	500
Repayment of capital lease obligations	(15)	(19)

Net cash provided by financing activities	3,214	5,501

Effect of exchange rate changes on cash and cash equivalents	—	92

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,269	(575)
Cash and cash equivalents, beginning of period	468	1,475

Cash and cash equivalents, end of period	$1,737	$900

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2	$4

Cash refunded for income taxes	$—	$(1)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party debt conversion	$—	$22,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2011, the Company had a net loss of approximately $1.5 million and $2.7 million, respectively, and for the nine months ended September 30, 2011, the Company used approximately $1.8 million of cash in its operating activities. As of September 30, 2011, the Company has an accumulated deficit of approximately $106.1 million and total stockholders’ deficit of approximately $0.3 million. As of September 30, 2011, the Company’s unrestricted cash balance was approximately $1.7 million.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Accounting Policies

Digital plan revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its Websites. Subscriptions to the Company’s digital plans are paid in advance, mainly via credit/debit cards and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, the Company began to offer a guarantee to all customers, under which a customer that did not meet his or her weight loss goal upon completion of six consecutive months of digital subscription and met the guarantee requirements would receive the next six months of digital subscription for free. Consequently, the Company recognizes digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, the Company began offering various “free offer” promotions whereby the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

Business-to-business revenue relates to the Company’s Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three main types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC 605, Revenue Recognition). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s debt consists of a total principal balance of $1.0 million in related party notes (the “Director Notes”), in addition to approximately $44,000 in accrued interest as of September 30, 2011, relating to the Director Notes. During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides Capital Partners, LLC (“Prides”), (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. These Director Notes are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty the Company would have obtaining similar financing from an unrelated party, the Company is unable, as of September 30, 2011, to determine the fair value of such debt.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Digital plans	$595	$912	$2,037	$2,970
Meal delivery	3,542	4,313	13,843	10,836
Business-to-business	223	597	934	1,987
Advertising and Ecommerce	28	53	152	195
Royalties	152	138	453	479

	$4,540	$6,013	$17,419	$16,467

4. DEFERRED REVENUE

Deferred revenue consists of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Deferred revenue
Unearned digital plans and meal delivery revenue	$305	$425
Unearned development revenue	34	120
Unearned licensing and maintenance fee revenue	10	31
Deferred royalty	437	852

Total deferred revenue	786	1,428
Less: current portion of deferred revenue	786	(1,144)

Non-current portion of deferred revenue	$—	$284

5. EQUITY TRANSACTIONS

During February 2011, the Company executed Subscription Agreements with investors pursuant to which approximately 762,364 shares of our common stock were issued under a private placement at a price of $2.0625 per share (adjusted for a reverse stock split effective June 1, 2011), which provided approximately $1.6 million of capital. The investors included Kevin A. Richardson, II and Lee S. Isgur, two of the Company’s directors, who entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively, of the total $1.6 million of proceeds received. The Subscription Agreements require that if the Company proposes to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to August 7, 2012, the Company must provide the investors with the opportunity to purchase an equal number of Company common stock or securities convertible into common stock on the same terms and conditions. The Subscription Agreements require that the Company obtain the investors’ prior consent, which is not unreasonably withheld, in order to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to February 7, 2012 for a price or exercise price that is less than $2.0625 per share.

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

Warrants outstanding as of September 30, 2011 are as follows:

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

6. STOCK-BASED COMPENSATION

The Company grants stock options, restricted stock units and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan (as subsequently amended, the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, restricted stock units (“RSUs”), performance awards, deferred stock and unrestricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). A maximum of 2,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any ISO granted under the Incentive Plan may not exceed ten years, or five years if granted to a person that owns common stock representing more than 10% of the voting power of all class of stock of the Company. Options granted under the Incentive Plan generally vest ratably over a three-year period. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan also provides for awards of fully vested unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive common stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee.

As of September 30, 2011 and December 31, 2010, there were 4,600 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below, and approximately 1,260,813 and 858,483 options outstanding, respectively, under the Incentive Plan.

In November 1999, the Company adopted the eDiets.com, Inc. Stock Option Plan (as subsequently amended, the “Plan”). The Plan terminated in November 2009 pursuant to the Plan provisions and therefore, the Company will not grant any additional shares or options under the Plan. The Plan provided for the grant of ISOs and NSOs to purchase up to 1,000,000 shares of the Company’s common stock to employees, directors and consultants to the Company. Options granted to employees under the Plan generally vest ratably over a two- or three-year period and expire five or ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date and are fully exercisable on the date of grant for a period of up to five to ten years.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of September 30, 2011 and December 31, 2010, approximately 82,755 and 137,469 options, respectively, were outstanding under the Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (in years)	2.5	3.3	3.7	3.5
Risk-free interest rate	0.3%	0.82%	1.3%	1.3%
Expected volatility	.856	.703	.757	.703
Expected dividend yield	—%	—%	—%	—%

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

During the quarters ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs, restricted stock awards and unrestricted stock awards) of approximately $0.3 million and $0.3 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs, restricted stock awards and unrestricted stock awards) of approximately $1.1 million and $0.8 million, respectively.

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$8	$3	$34	$8
Technology and development	40	54	168	127
Sales, marketing and support	103	88	336	181
General and administrative	109	148	598	449

	$260	$293	$1,136	$765

Options

A summary of option activity under the Company’s stock plans for the nine months ended September 30, 2011 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2010	996	$11.68	6.29	$—

Granted	516	2.57

Exercised	—	—

Forfeited	(97)	5.91

Expired	(71)	19.10

Outstanding at September 30, 2011	1,344	$8.21	7.06	$—

Vested or expected to vest at September 30, 2011	1,127	$7.81	7.38	$—

Exercisable at September 30, 2011	805	$10.44	6.00	$—

The weighted-average fair value of stock options granted during the quarters ended September 30, 2011 and 2010 was $0.72 and $1.25, respectively. The weighted-average fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $1.24 and $2.20, respectively.

There were no stock option exercises during 2011 and 2010. As of September 30, 2011, there was $0.5 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

RSUs

As restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of September 30, 2011, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

No RSUs vested during 2011. Non-vested RSUs as of September 30, 2011 are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of September 30, 2011.

In March 2008, 13,800 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 4,600 RSUs, which were not achieved, and the previously

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognized compensation cost was reversed during 2009. As of September 30, 2011, performance conditions have not been established by the Board for the remaining 9,200 RSUs, and thus no compensation expense has been recorded to date related to these 9,200 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. All 13,800 RSUs are not vested as of September 30, 2011.

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

During the three and nine months ended September 30, 2010, the Company recorded zero and approximately $1.8 million, respectively, of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of zero and approximately $0.9 million, respectively, related to the First Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

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

During the three and nine months ended September 30, 2010, the Company recorded zero and approximately $0.6 million, respectively, of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of zero and approximately $0.3 million, respectively, related to the Second Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

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

EDIETS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

into shares of the Company’s common stock on June 4, 2010 (“Third Note Debt Conversion”). During the year ended December 31, 2010, the Company recorded approximately $3.1 million of additional interest expense due to the reduction in conversion price associated with the Third Note Debt Conversion.

During the three and nine months ended September 30, 2010, the Company recorded zero and approximately $0.3 million, respectively, of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of zero and approximately $27,000, respectively, related to the Third Note. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

On March 9, 2010, the Company issued a promissory note (the “Richardson Note”) to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides. Pursuant to the Richardson Note, the Company borrowed $500,000 from Kevin A. Richardson II. The Richardson Note, along with accrued interest, was converted into shares of the Company’s common stock on June 4, 2010. During the third quarter of 2010, the Company determined that it had not properly calculated a loss on the extinguishment of the related party debt relating to the Richardson Note. The Company should have recorded approximately $213,000 as a loss on extinguishment of related party debt when the Richardson Note was extinguished on June 4, 2010 in exchange for shares of the Company’s common stock. Had the loss been properly recorded in the quarter ended June 30, 2010, the Company’s net loss for the three months ended June 30, 2010 would have been $34.8 million. Accordingly, in the third quarter of 2010, the Company recorded approximately $0.2 million of a loss on extinguishment of related party debt. As this adjustment was related to the correction of the prior quarter error, the Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to the second quarter of 2010, the six months ended June 30, 2010, or the third quarter of 2010. In accordance with the guidance set forth in paragraph 29 of APB Opinion No. 28, Interim Financial Reporting, the Company corrected and disclosed this error in the quarter ended September 30, 2010.

8. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the exercise of warrants and RSUs (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 100,000 and 182,000 for the three and nine months ended September 30, 2011, respectively, and approximately 100,000 and 105,000 for the three and nine months ended September 30, 2010, respectively. The Company had zero dilutive potential common shares related to convertible debt.

9. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,503)	$(3,647)	$(2,737)	$(42,008)
Other comprehensive income (loss):
Foreign currency translation	28	(115)	(39)	92

Comprehensive loss	$(1,475)	$(3,762)	$(2,776)	$(41,916)

Accumulated other comprehensive loss as of September 30, 2011 and 2010 consists of foreign currency translation.

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues:
U.S. business-to-consumer	$4,165	$5,278	$16,032	$14,003
U.S. business-to-business	223	597	934	1,987

Total U.S.	4,388	5,875	16,966	15,990
Europe	152	138	453	477

Total revenues	$4,540	$6,013	$17,419	$16,467

Segment (loss) income:
U.S. business-to-consumer	$(1,679)	$(3,677)	$(3,535)	$(9,049)
U.S. business-to-business	37	107	358	(6,472)

Total U.S.	(1,642)	(3,570)	(3,177)	(15,521)
Europe	152	136	475	417

Loss from operations	$(1,490)	$(3,434)	$(2,702)	$(15,104)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. SUBSEQUENT EVENTS

On October 13, 2011, the Company received notice that the Nasdaq Listing Qualifications Panel (the “Panel”) has determined to grant the Company’s request for continued listing. The Panel decision allows the Company’s common stock to remain listed on The Nasdaq Capital Market through November 30, 2011 on the condition that the Company must regain compliance with the Nasdaq listing requirement of stockholders’ equity of at least $2.5 million or market capitalization of at least $35.0 million (the “Listing Rule”) on or before November 30, 2011. There can be no assurance that the Company will be able to demonstrate compliance by the Panel deadline. If the Company is unable to regain compliance with the Listing Rule by November 30, 2011, the Company’s common stock may be delisted from The Nasdaq Capital Market.

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

RESULTS OF OPERATIONS

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and nine months ended September 30, 2011, we had a net loss of approximately $1.5 million and $2.7 million, respectively. We used approximately $1.8 million of cash from our operating activities during the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $106.1 million, total stockholders’ deficit of $0.3 million and our unrestricted cash balance was approximately $1.7 million.

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

The following table sets forth our results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%

Cost of revenue	48	49	48	47
Technology and development	5	12	5	15
Sales, marketing and support	58	76	45	66
General and administrative	22	20	18	22
Amortization of intangible assets	*	*	*	*
Impairment of goodwill and intangible assets	—	—	—	42
Interest income	*	*	*	*
Interest expense	*	*	*	17
Interest expense incurred with debt conversion	—	—	—	145
Income tax provision	*	*	*	*
Net loss	(33)%	(61)%	(16)%	(255)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenue: Total revenue for the three and nine months ended September 30, 2011 was $4.5 million and $17.4 million, respectively, a decrease quarter over quarter of 24.5% and an increase for the nine months of 5.8% versus the $6.0 million and $16.5 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Digital plans	$595	$912	$2,037	$2,970
Meal delivery	3,542	4,313	13,843	10,836
Business-to-business	223	597	934	1,987
Advertising and Ecommerce	28	53	152	197
Royalties	152	138	453	477

Total revenue	$4,540	$6,013	$17,419	$16,467

Digital plans revenue was approximately $0.6 and $2.0 million for the three and nine months ended September 30, 2011, respectively, compared to approximately $0.9 million and $3.0 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. As of September 30, 2011, the average number of paying subscribers was approximately 33% lower than the corresponding prior year period. For the nine months ended September 30, 2011, the average weekly fees were approximately 2% lower than the corresponding prior year period. The number of overall active subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. Our advertising is now driving potential customers to our call center rather than visit our website. As a result of these factors and to offset further decreases in the liquidity of the digital business, we have diversified from a digital subscription-only model to a more integrated business model that includes the sale of food and other weight-loss products to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of approximately $3.5 million and $13.8 million, including shipping revenue, for the three and nine months ended September 30, 2011, respectively, compared to approximately $4.3 million and $10.8 million for the corresponding prior year periods. The 18% decrease in meal delivery revenue for the three months ended September 30, 2011 as compared to the corresponding period of the prior year is directly related to an approximately 17% decrease in meals shipped during the three months ended September 30, 2011 as compared to the same period of the prior year. The 28% increase in meal delivery revenue for the first nine months of 2011 as compared to the first nine months of 2010 is directly related to an approximately 24% increase in meals shipped during the nine months ended September 30, 2011 as compared to the same period of the prior year. We have expanded our Meal delivery promotional offerings in an effort to achieve a higher volume of shipments, but we also decreased our offline advertising expense by approximately 53% and 40% compared to the three and nine months ended September 30, 2010, respectively, in an effort to manage our customer acquisition cost and reduce our cash burn rate.

Business-to-business revenues, which are primarily application development and license related revenues, were approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, compared to approximately $0.6 million and $2.0 million in the corresponding prior year periods. Licensing revenue decreased during the three and nine months ended September 30, 2011 as a result of previous contracts not being renewed upon expiration, and a lack of new contract awards over the last several reporting periods. Our current customers are also using less of our consulting and support services compared to the prior year, contributing to the continued business-to-business revenue decline.

Advertising revenue from our website, our newsletter and Ecommerce revenue was approximately $28,000 and $152,000 for the three and nine months ended September 30, 2011, respectively, compared to approximately $53,000 and $197,000 during the corresponding prior year periods. The decrease was due to fewer site visitors who observe third-party banner impressions and lower ad rates during 2011 compared to the prior year. The number of visitors to our websites has declined over the last few reporting periods because more of our sales traffic is going through our call center versus our website. We are also allocating a greater share of the website to our own products rather than other companies’ products.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2011. Royalty revenues remained relatively flat compared to the corresponding prior year periods.

In the future we expect that revenue streams from meal delivery will continue to be the larger share of total revenue as we diversify from a digital subscription-based and licensing-based model to a more integrated business model that better captures cross-selling opportunities and leverages our existing customer relationships.

Cost of Revenue: Total cost of revenue for the three and nine months ended September 30, 2011 was approximately $2.2 million and $8.3 million, respectively, as compared to $3.0 million and $7.8 million for the corresponding prior year periods.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Digital plans	$53	$115	$203	$421
Meal delivery	2,082	2,767	7,972	7,123
Business-to-business	12	36	79	95
Other	11	47	86	142

Total cost of revenue	$2,158	$2,965	$8,340	$7,781

Gross margin increased to approximately 53% for the three months ended September 30, 2011 and decreased slightly to 52% for the nine months ended September 30, 2011 compared to approximately 51% and 53%, respectively, for the corresponding prior year periods. Gross margin for digital plans increased to approximately 91% and 90% for the three and nine months ended September 30, 2011, respectively, compared to approximately

87% and 86% for the corresponding prior year periods. This increase is primarily the result of a decrease in the amount included within digital plans cost of sales relating to our call center and depreciation. Meal delivery gross margin increased to approximately 41% and 42% for the three and nine months ended September 30, 2011, respectively, compared to approximately 36% and 34% for the corresponding prior year periods. This is the result of a reduction in product costs and food production efficiencies realized with our primary food vendor, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through price increases, reduced food costs and increased shipping efficiencies continue to be realized. Business-to-business gross margin increased slightly to approximately 95% and decreased to 92% during the three and nine months ended September 30, 2011, respectively, from 94% and 95%, respectively, during the corresponding prior year periods. The increase in the blended margin overall for the three months ended September 30, 2011 is the result of a higher gross margin during the current year for digital plans, meal delivery, business-to-business and other compared to the corresponding prior year period. The slight decrease in the blended margin overall for the nine months ended September 30, 2011 as compared to the same period of the prior year is the result of the increase in lower-margin meal delivery revenue combined with the decrease in high-margin digital plans revenue and the decrease in high-margin business-to-business revenue during 2011 compared to 2010.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, compared to approximately $0.1 million and $0.4 million in the corresponding prior year periods primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue decreased to $2.1 million and increased to $8.0 million for the three and nine months ended September 30, 2011, respectively, compared to $2.8 million and $7.1 million in the corresponding prior year periods. Cost of meal delivery revenue increases and decreases as the variable costs fluctuate in connection with the increased or decreased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million for the three months ended September 30, 2011 and 2010, and was approximately $0.1 million for the nine months ended September 30, 2011 and 2010.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for the three months ended September 30, 2011 and 2010, and was approximately $0.1 million for the nine months ended September 30, 2011 and 2010.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. These expenses were approximately $0.2 million and $0.9 million for the three months and nine months ended September 30, 2011, respectively, compared to approximately $0.7 million and $2.4 million for the three and nine months ended September 30, 2010. Technology and development compensation expenses were lower during 2011 due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of television, print and internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. Sales, marketing and support expenses were approximately $2.6 million and $7.9 million for the three and nine months ended September 30, 2011, respectively, compared to approximately $4.5 million and $10.9 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. The decrease is primarily the result of a decrease in offline advertising expense. In total, advertising media expense (television, print and internet advertising) was approximately $1.4 million and $4.5 million for the three and nine months ended September 30, 2011, respectively, and approximately $2.8 million and 6.8 million for the corresponding prior year periods. Last year, we implemented a new offline advertising campaign during the first quarter of 2010. During 2011, we have decreased our offline advertising expense by approximately 53% and 40% compared to the three and nine months ended September 30, 2010, respectively, in an effort to manage our customer acquisition cost and reduce our cash burn rate. The expenses associated with another component of our sales process, our call center, fluctuate as we add or reduce staff and adjust incentives that are used to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, stock-based compensation, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2011, respectively, compared to $1.2 million and $3.6 million in the corresponding prior year periods. General and administrative expenses were lower during 2011 due to a reduction in headcount.

Amortization of Intangible Assets: Amortization expense was less than $0.1 million for both the three and nine months ended September 30, 2011 and 2010.

Impairment of Goodwill and Intangible Assets: During the second quarter of 2010, we performed additional impairment assessments of the U.S. business-to-business reporting unit due to anticipating certain customer contracts that will not be renewed as well as certain new contract opportunities that had been delayed or cancelled due to customer concerns regarding economic uncertainty. As a result, we determined that goodwill and intangible assets, specifically the tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” for the nine months ended September 30, 2010.

Interest Income: Interest income was less than $0.1 million for both the three and nine months ended September 30, 2011 and 2010.

Interest Expense: Interest expense was approximately $13,000 and $39,000 for the three and nine months ended September 30, 2011, respectively, compared to approximately $1,000 and $2.7 million for the corresponding prior year periods. During the three and nine months ended September 30, 2011, interest expense relates primarily to the interest costs in connection with $1.0 million of related party notes. During 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, one of the Company’s directors and the Company’s President and Chief Executive Officer. During the three months ended September 30, 2010, interest expense relates primarily to capital lease interest expense. During the nine months ended September 30, 2010, interest expense relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into shares of our common stock on June 4, 2010.

Interest Expense Incurred With Debt Conversion: In connection with converting our senior secured notes into shares of our common stock on June 4, 2010, we also adjusted for the remaining balance of the beneficial conversion feature discounts, warrant discounts, and issuance cost discounts which totaled approximately $24.0 million.

Loss on extinguishment of related party debt: In connection with converting our senior secured notes into shares of our common stock on June 4, 2010, we also converted a related party note into shares of our common stock. We incurred a loss on the extinguishment of this related party note of approximately $0.2 million. During the third quarter of 2010, we determined that we had not properly calculated the loss on the extinguishment of the related party note during the second quarter of 2010. After performing the analysis required by Staff Accounting Bulletin 99, Materiality, and in accordance with APB Opinion No. 28, Interim Financial Reporting, we recorded approximately $0.2 million of a loss on extinguishment of related party debt in the third quarter of 2010.

Income Tax Benefit (Provision): Our income tax benefit (provision) was zero for the three months ended September 30, 2011. The income tax benefit during the nine months ended September 30, 2011 represents an adjustment to an income tax accrual.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $1.5 million and $2.7 million for the three and nine months ended September 30 2011, respectively, and a net loss of approximately $3.6 million and $42.0 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the nine months ended September 30, 2011 was for offline advertising promoting meal delivery programs to potential subscribers and to support our business infrastructure as we diversify from digital subscription-based to a more integrated model that better captures cross-selling opportunities and leverages our existing customer relationships. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. However, during both the first and second quarters of this year, we reduced advertising spend in an effort to manage our customer acquisition cost and reduce our cash burn for the first half of 2011. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

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

At September 30, 2011, we had a net working capital deficit of approximately $1.9 million, compared to a net working capital deficit of approximately $3.7 million at December 31, 2010. Cash and cash equivalents at September 30, 2011 were approximately $1.7 million, an increase of approximately $1.2 million from the balance of $0.5 million at December 31, 2010.

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

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $106.1 million as of September 30, 2011.

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

On January 31, 2011, we received a second notice of non-compliance with Nasdaq’s continued listing standard set forth in Listing Rule 5550(b) relating to the requirement that we maintain stockholders’ equity of at least $2.5 million or market capitalization of at least $35.0 million (the “Listing Rule”). We had a period of 180 calendar days, until August 1, 2011, to regain compliance with the Listing Rule. On August 3, 2011, we received a Nasdaq Staff Determination notifying us that the Company did not regain compliance with the Listing Rule. The Company requested and received a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) which, on October 13, 2011, granted the Company’s request for additional time to regain compliance with the Listing Rule. The Panel decision allows the Company’s common stock to remain listed on The Nasdaq Capital Market on the condition that the Company must regain compliance with the Listing Rule on or before November 30, 2011. There can be no assurance that the Company will be able to demonstrate compliance by the Panel deadline. If the Company is unable to regain compliance with the Listing Rule by November 30, 2011, the Company’s common stock may be delisted from The Nasdaq Capital Market.

If our common stock is delisted, we cannot provide any assurance that our securities will be quoted on any quotation service, such as the OTCQX or the OTC Pink quotation services. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

Cash Flows from Operating Activities: For the nine months ended September 30, 2011, we used approximately $1.8 million of cash in our operating activities. Our cash flow related to our net loss of approximately $2.7 million, adjusted for, among other things, certain non-cash items including approximately $0.5 million of depreciation, $1.1 million of stock-based compensation, $0.1 million in non-cash severance charges, as well as an aggregate decrease in cash flows from our operating assets and liabilities of $0.8 million.

For the nine months ended September 30, 2010, we used approximately $5.6 million of cash in operating activities. The negative cash flow related to our net loss of approximately $42.0 million, adjusted for approximately $36.4 million in non-cash items including approximately $1.1 million of depreciation, $1.3 million of amortization of the senior secured related party notes discounts and expenses, $2.1 million of accrued and paid-in-kind interest of the senior secured related party notes, $24.0 million of interest expenses incurred with the debt conversion of the senior secured related party notes, $6.9 million of impairment of goodwill and intangible assets, $0.2 million in loss on extinguishment of related party debt, and $0.8 million of stock-based compensation, as well as an aggregate increase in cash flows from our operating assets and liabilities of less than $0.1 million.

Cash Flows from Investing Activities: For the nine months ended September 30, 2011, we used approximately $0.1 million of cash in investing activities. The cash usage was due to an increase of approximately $0.1 million of restricted cash held by our credit card processor, as well as a small amount of capital expenditures during the nine months ended September 30, 2011.

For the nine months ended September 30, 2010, we used approximately $0.6 million of cash in investing activities. The cash usage was due to approximately $0.4 million of capital expenditures, primarily purchased software, software development and computer equipment. There was also a $0.2 million increase in restricted cash held by our credit card processor.

Cash Flows from Financing Activities: For the nine months ended September 30, 2011, our financing activities provided for approximately $3.2 million of cash. We received approximately $1.6 million in total proceeds from issuance of common stock under a private placement and approximately $2.0 million in total proceeds from the issuance of common stock under a rights offering, offset by stock issuance costs of approximately $0.3 million for shares awarded during the nine months ended September 30, 2011.

For the nine months ended September 30, 2010, our financing activities provided for approximately $5.5 million of cash. We received approximately $5.3 million in total net proceeds from the issuance of common stock under a registered direct offering, offset by stock issuance costs of approximately $0.8 million. In addition, we received $0.5 million from the issuance of common stock in connection with a private placement transaction whereby three of our directors purchased shares of our common stock. We also received $0.5 million in net proceeds from a related party note payable, which was converted into shares of our common stock on June 4, 2010, offset by less than $0.1 million of repayment of capital lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectation that we will seek additional financial support, including through a private placement and public offering of our common stock, preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code;

•	our belief regarding market demand for our products and our competitive position in our industry;

•	our expectation that our total gross margins will improve in the future as our efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from meal delivery will continue to become a larger share of total revenues;

•	our expectation regarding the effect of any legal proceedings or regulatory inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

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

•	our ability to raise additional capital and if we are not able raise sufficient additional, the impact on our ability to continue operations;

•

our ability to meet the requirements imposed The Nasdaq Capital Market to maintain listing of our stock and if we are unable to meet such standards, the impact of delisting on our ability to raise additional capital;

•	our ability to maintain compliance with applicable regulatory requirements;

•

our ability to reduce our customer acquisition costs from that which we have historically experienced, by either reducing the cost of advertising or increasing our conversion ratio of calls into our call center into sales;

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) or 15d-15(e), as of September 30, 2011. Based on such evaluation, such officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

eDiets.com, Inc.

/s/ Thomas Hoyer
Thomas Hoyer
Chief Financial Officer
(Duly Authorized Officer)

Date: November 14, 2011

Exhibit Index

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

*32.1	Section 1350 Certification of Chief Executive Officer of the Company.

*32.2	Section 1350 Certification of Chief Financial Officer of the Company.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.