Form 10-K
period 2011-12-31
EDIETS COM INC
filed 2012-03-30
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(954) 360-9022

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	OTC Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Common Stock held by non-affiliates at the end of the most recently completed second fiscal quarter, based upon the close price for such stock on that date, was approximately $6.9 million.

As of March 16, 2012, there were 14,310,534 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K and the documents that are incorporated by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements regarding:

•

our expectation that we will seek additional financial support and that that management will continue to evaluate various possibilities, including through a private placement or public offering of our common stock or securities convertible into our common stock, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code;

•	our belief regarding market demand for our products and our competitive position in our industry;

•	our expectation regarding the efficiency and effectiveness of our advertising;

•	our expectation that our total gross margins will continue to improve in the future as our continued efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from meal delivery will continue to be the largest share of total revenues;

•	our belief that we can rapidly secure alternate technology infrastructure vendors if we experience an interruption in website or call center service;

•	our expectations regarding implementing programs designed to enhance the privacy protection of our visitors to our website;

•	our expectation that we will conduct our operations in compliance with applicable regulatory requirements;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional capital;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to attract and retain customers at an acceptable cost;

•	the effectiveness of our marketing and advertising programs;

•	our inability to recruit and retain key executive officers;

•	our ability to accurately assess market demand for our products;

•	our ability to continue to develop innovative new services and products and enhance our existing services and products, or the failure of our services and products to continue to appeal to the market;

•	our ability to improve our meal delivery margin and its effect on total gross margins;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience website or call center service interruption;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	the impact of our debt service obligations;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our website;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

ITEM 1.	BUSINESS

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

Subscription Business (includes our digital subscription-based plans and our meal delivery plans)

We have been offering digital subscription-based plans in the United States since 1998, when we launched our first diet plan. Our digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of approximately twenty different diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements. We also offer a subscription-based nationwide weight-loss oriented meal delivery service.

Subscribers to our digital diet and meal delivery plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a digital diet or meal delivery product, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by registered dietitians and the resources of approximately 45 customer service representatives and nutritionists.

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation. During 2011 we recorded approximately $2.6 million in digital plans revenue, or approximately 11.6% of total revenues for 2011.

Meal delivery subscribers purchase a full week or five days of prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two to three days. During 2011 we recorded approximately $17.7 million in meal delivery revenue, or approximately 80.0% of total revenues for 2011.

License Business (includes business-to-business and royalty revenue)

Our eDiets Corporate Services subsidiary is actively engaged in providing private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries. During 2011 we recorded approximately $1.1 million in business-to-business revenue, or approximately 4.9% of total revenues for 2011.

We also recognized approximately $0.6 million in royalty revenue in 2011 as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland. Effective July 31, 2009, we terminated this exclusive licensing agreement with Tesco. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

Content Business (includes advertising and ecommerce revenue)

Our advertising sales revenues from third-party banner impressions on our website were approximately $0.2 million, or approximately 1.0% of total revenues for 2011, and are derived from our flagship website, www.eDiets.com. The site includes free content developed primarily by our in-house editorial staff.

Our Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc. in a 2011 report, our particular segment, the Online Dieting Market, was estimated to grow from approximately $990.0 million in 2010 to $1.2 billion in 2014.

We believe the growing population of overweight and obese people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their lives is driving the growth of weight-loss solutions. We believe our comprehensive and integrated weight-loss offerings, which include our fresh-prepared meal delivery service, personalized online subscription-based plans and licensing related to private-label websites uniquely positions us in serving both consumers and businesses.

Marketing

Our total advertising media spending in 2011 was approximately $6.3 million, or approximately 28.6% of revenues. We currently pay to advertise our services through cable television placements, online paid and natural search programs, Web affiliate programs, third party online banners, and print advertising campaigns. In addition, we advertise on our websites and in our email newsletters. Over the last few years our cost to acquire subscribers through banner advertisements on the major online portals has risen as a result of rapidly rising online advertising rates. We have responded by shifting an increasing percentage of our advertising budget to television, paid search programs and co-marketing partnerships.

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

In addition, we depend on certain third party technology vendors for the day-to-day smooth operation and availability of our website and services. We have designed our infrastructure to provide reliability and scalability as it supports our operations. Our data centers are located within two secure tier 1 collocation facilities in Chicago, Illinois and Lithia Springs, Georgia. The facilities provide us with:

•	ready access to increased network bandwidth;

•	improved redundancy, security, and disaster recovery; and

•	24-hour onsite management and support.

Although the facilities provide us with increased security and reliability, there can be no assurance that we will not experience an interruption in service. During 2011, our site was operating 99% of the time. To the extent that service is interrupted or delayed, we could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly.

Approximately 80% of our revenue comes from our meal delivery program, from which we currently depend on one third party meal delivery vendor for the manufacture and fulfillment of our prepared meals. If we are unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, we will be unable to adequately fulfill our customers’ orders which would adversely affect our operating results and damage the value of our brand. Our orders are currently shipped by one third-party, United Parcel Service, Inc.

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

PRIVACY CONCERNS

The Federal Trade Commission (FTC) has adopted regulations and guidelines regarding the collection and use of personally identifiable consumer information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations include requirements that companies establish certain procedures to, among other things:

•	give adequate notice to consumers regarding the type of information collected and disclosure practices;

•	provide consumers with the ability to have personally identifiable information deleted from a company’s database;

•	provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•	notify consumers of changes to policy and procedure for the use of personally identifiable information;

•	clearly identify affiliations with third parties that may collect information or sponsor activities on a company’s website; and

•	obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

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

TRADE PRACTICES REGULATIONS

The FTC and certain states’ regulatory authorities regulate advertising and consumer matters such as unfair and deceptive trade practices. The FTC renewed its focus on claims made in weight-loss advertisements, announcing, for example, new guidelines effective December 2009 concerning the use of endorsements and testimonials in advertising. In addition, the state of Florida, where our corporate offices are located, regulates certain marketing and disclosure requirements for weight loss providers. The nature of our interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and continually review our operations to verify compliance, we cannot ensure that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we cannot ensure that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.

In addition, we generate advertising revenue from third-party banner impressions on our website. These advertisements can be weight-loss related. Any regulations or enforcement actions that adversely affect the companies which advertise on our website may indirectly have an adverse effect on us through either lower advertising budgets at those companies, redirected marketing campaigns or restrictions on the type of advertisements that these companies run.

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

We currently employ approximately 63 employees of which 59 are full time employees.

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

Seasonality: We typically experience our weakest conversion rates during our fiscal fourth quarter due to the November-December holiday season, and we moderate our advertising expenditures accordingly.

Executive Officers of Registrant

Set forth below is certain information relating to our current executive officers.

Thomas Connerty	48	President and Chief Executive Officer
Kevin A. Richardson II	43	Chairman

Mr. Connerty joined the Board in April 2011 and was appointed President and Chief Executive Officer of the Company in February 2012. He has over 25 years of expertise in direct response marketing with leading consumer branded companies. Mr. Connerty formerly held a number of senior positions with Nutrisystem, Inc., a commercial provider of weight loss products and services, including Chief Marketing Officer from November 2004 to May 2008, Executive Vice President from April 2005 to May 2008 and Executive Vice President of Program Development from July 2006 to May 2008. While with Nutrisystem, Inc, Mr. Connerty was instrumental in successfully creating and implementing innovative direct marketing programs which contributed to that company’s rapid growth. From 1999 to 2004, Mr. Connerty served as Vice President of Marketing at the Nautilus Group, where he played a key role in building the Bowflex division into one of the most profitable and recognizable names in the direct response home fitness market. Prior to Nautilus, Mr. Connerty served as the Vice President of Broadcast for the Home Shopping Network.

Mr. Richardson has served as the Company’s Chairman of the Board of Directors since 2006. In March 2012, Mr. Richardson was appointed to perform the functions of the Company’s principal financial officer and principal accounting officer. Mr. Richardson founded Prides Capital LLC and Prides Capital Partners LLC in January 2004 where he is Managing Director. Prides Capital LLC and Prides Capital Partners LLC specialize in strategic block, active investing in small- and micro-cap public and private companies. From April 1999 until the end of 2003, Mr. Richardson was a partner at Blum Capital Partners, a $2.5 billion investment firm. Between May 1999 and September 2003, Mr. Richardson was the lead public partner on 18 investments. Prior to joining Blum Capital, Mr. Richardson was an analyst at Tudor Investment Corporation, an investment management firm. Previously, Mr. Richardson spent four years at Fidelity Management and Research where he was the assistant portfolio manager of the Fidelity Contra Fund, a registered investment company. Mr. Richardson also managed Fidelity Airline Fund, the Fidelity Aerospace and Defense Fund, and performed research and analysis in a variety of industry sectors (computer services, business services, media, financial services, and healthcare information technology). Previously, Mr. Richardson worked at Kidder, Peabody & Co. Mr. Richardson is also a director of SANUWAVE Health, Inc., and previously served as a director of QC Holdings, Inc. until June 2007 and Healthtronics, Inc. until November 2008. Mr. Richardson received an M.B.A. from Kenan-Flagler Business School at the University of North Carolina. Mr. Richardson originally joined the Board of Directors in connection with the 2006 purchase of approximately 9.9 million shares of common stock by Prides Capital Fund I, LP, in which Prides Capital Partners LLC is general partner.

ITEM 1A.	RISK FACTORS

We have experienced recurring operating losses and our liquidity has been significantly reduced, and we expect to continue incurring losses in the future.

For the year ended December 31, 2011, we had a net loss of $4.4 million and used $3.5 million of cash in operations. As of December 31, 2011, we had an accumulated deficit of $107.8 million and a total stockholders’ deficit of $1.3 million. As of December 31, 2011 and February 29, 2012 we had unrestricted cash of $0.6 million and $0.6 million, respectively. We may not achieve profitability in the future, and even if we do, we may not be able to sustain being profitable.

Due to uncertainty about our ability to meet our current operating expenses and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2011, our independent registered public accounting firm stated that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders will likely lose all of their investment in the Company.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional financial support. In light of our results of operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing all of their investment in the Company.

There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

We have no long-term credit facility or other source of long-term funding other than $1.0 million in Notes held by a former officer and directors of our Company (the “Director Notes”), and as of December 31, 2011, we had approximately $57,000 in accrued interest on the Director Notes that will mature on December 31, 2012.

We have no long-term credit facility or other source of long-term funding other than the Director Notes which represent: (i) a promissory note to Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides Capital Partners, LLC (“Prides”), pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, formerly one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. The Director Notes mature on December 31, 2012 at which time we must repay the original principal amount of $1.0 million, together with accrued interest of approximately $107,000. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under these Director Notes. Furthermore, even if we are able to refinance or extend the Director Notes, we will need additional financing to continue our operations. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. If we are unable to obtain third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. Any such actions could adversely affect our financial condition and the value of our common stock.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on or a national securities exchange.

Our common stock is currently quoted for trading in the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC Bulletin Board quoted company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

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

As of March 16, 2012, Prides owned approximately 52.3% of our outstanding voting common stock based upon 14,310,534 shares outstanding. Therefore, as a practical matter, Prides has significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions. Additionally, concentration of control in one stockholder may discourage potential investors from providing additional financing if we need it. Prides initially acquired our common stock under the terms of a 2006 Securities Purchase Agreement (the “Company Purchase Agreement”). The Company Purchase Agreement affords Prides certain participation rights and anti-dilution protections which could make it more difficult for us to obtain additional financing or to effect a merger or other business combination transaction. In addition, under the terms of the Company Purchase Agreement, as long as Prides owns at least 5% of our outstanding common stock, the following require the approval of a majority vote of our board of directors, which majority must include at least one Prides director:

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

We face significant competition which may materially and adversely affect us.

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

Freight and Fulfillment. Our orders are currently shipped by one third-party, United Parcel Service, Inc. (“UPS”). Should UPS be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing UPS on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

Our ability to successfully create and deliver our content depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our subscribers from effectively utilizing our services, which could prevent us from retaining and attracting subscribers and advertisers. The hardware infrastructures on which our system operates are located in Chicago, Illinois and Lithia Springs, Georgia. We do not currently have a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

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

Problems with the performance and reliability of the Internet infrastructure could adversely affect the quality and reliability of the services we offer our subscribers.

We depend significantly on the Internet infrastructure to deliver attractive, reliable and timely e-mail messages to our subscribers. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline, which could adversely affect our ability to sustain revenue growth. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our services to our subscribers and undermine our subscribers’ confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation. These factors could adversely affect our business by adversely affecting the quality and reliability of the services we offer our customers.

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

We are currently dependent in large part on the online and spot television advertising markets to attract and retain subscribers to our digital plans and meal delivery service. We expect competitive pressures to continue to increase in the future which may result in higher costs in these advertising markets, thereby significantly impacting our costs to acquire and retain subscribers. These competitive pressures may be even more significant in 2012, which is an election year. Although we are currently developing alternative channels of customer acquisition, including print advertising, there can be no assurance that these measures will as effectively attract and retain subscribers as have our online and television advertising programs in the past.

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

We also face the risk of having to defend against lawsuits brought by third parties related to our business activities. For example, we depend to a certain extent on Internet advertising, and we have been involved in both civil litigation and administrative proceedings arising out of pop-up ads and other advertising practices, in both cases brought by one of our competitors. If the outcome of similar proceedings that we may face in the future were to make certain types of advertising unavailable to us, then our marketing may become less effective and our financial results could suffer.

Any of this type of litigation may subject us to significant liability for damages, result in invalidation of our proprietary rights, be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect our business operations and financial results and condition.

If we engage in competitive advertising, we may be subject to litigation from our competitors.

If we engage in competitive advertising, our competitors may pursue litigation regardless of its merit and chances of success. Competitive advertising may include advertising that directly or indirectly mentions a competitor or a competitor’s weight loss program in comparison to our program. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

We may be subject to health-related claims from our customers which may negatively affect our business.

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

Our industry is subject to federal, state and other governmental regulation. For example, some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In October 2009, the FTC published revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising. Among other things, the revised Guides require us to monitor the activities of bloggers and other third parties over whom we have limited control. Our inability to do so effectively could lead the FTC to bring administrative or legal action against us. Further, the revised Guides significantly affect our ability to advertise the successes our customers have achieved in losing weight through our programs. For example, we are no longer able to include the phrase “results not typical” in advertisements describing our customers’ successes. Uncertainties surrounding the application of the revised Guides may adversely affect our ability to advertise our programs effectively and may require us to incur significant additional costs. In addition, regulation of advertising practices in the weight loss industry may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

In order to manage our expenses and reduce our use of our limited cash, we have implemented reductions in force over the last several reporting periods which significantly reduced the number of our employees. These reductions may adversely affect our ability to react to business developments, grow our revenue or manage our business, which would have a negative impact on the financial condition of the Company and the value of our common stock.

The price of our common stock is likely to be volatile which could adversely affect the market price of our common stock.

In the past year, our stock has closed at prices ranging from a high of $3.60 on February 18, 2011, to a low of $0.20 on December 16, 2011. We expect our market price to continue to be extremely volatile. The market price of our common stock is also subject to fluctuations in response to general trends in the weight loss industry, seasonality, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities and the concentration of ownership of our stock could lead to heightened volatility even if relatively few shares are traded. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding at prices ranging from $0.27 to $30.15 per share. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

We have authorized but unissued preferred stock, which could negatively affect rights of holders of our common stock.

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

If we do not keep pace with rapid technological change in the e-commerce and Internet subscription diet and wellness plan industries our business could be harmed.

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

The loss of services of our executive management personnel or our inability to hire additional executive management personnel may negatively affect our business.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on The Nasdaq Capital Market until December 2011 and currently trades on OTC Bulletin Board under the symbol “DIET.OB.” The following table sets forth the high and the low sales prices for the common stock as quoted on The Nasdaq Capital Market and the OTC Bulletin Board for the periods indicated.

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2011:
Fourth quarter	$0.19	$1.34
Third quarter	$1.02	$1.83
Second quarter	$1.30	$2.98
First quarter	$1.40	$3.95

	LOW	HIGH

YEAR ENDED DECEMBER 31, 2010:
Fourth quarter	$0.46	$0.99
Third quarter	$0.57	$0.92
Second quarter	$0.68	$1.52
First quarter	$1.11	$2.00

As of March 16, 2012, there were approximately 87 holders of record of our common stock. This number does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The Company has two employee equity plans: (1) its Stock Option Plan, initially adopted in 1999, as amended and restated in April 2002 and as further amended in October 2009 (the “1999 Plan”) and (2) its Equity Incentive Plan initially adopted in 2004, as amended and restated in 2010 (as further amended, the “2010 Plan”). The 1999 Plan expired in November 2009 and no additional grants may be awarded under the 1999 Plan following its expiration. The 2010 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, deferred stock and unrestricted stock. In December 2011, the Compensation Committee adopted an amendment to the 2010 Plan to increase the maximum number of shares that may be issued under the 2010 Plan from 2.0 million to 4.0 million. This amendment has not been approved by the Company’s security holders.

The following table sets forth information as of December 31, 2011 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 1999 Plan and the 2010 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by the security holders
1999 Plan	52,250		$14.61		—	(1)
2010 Plan	1,956,935	(2)	$5.09	(2)	1,868,187
Equity compensation plans not approved by security holders	—		—		—

Total	2,009,185		$5.34		1,868,187

(1)	This plan has been terminated and we are no longer eligible to issue shares pursuant to the plan.

(2)	Included in the number of securities in column (a) is approximately 99,800 restricted stock units, which have no exercise price. The weighted average exercise price of Outstanding Options, Warrants and Rights (excluding restricted stock units) under the 2010 Plan is $5.36.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 2011. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Digital plans	$2,551	$3,745	$4,970	$9,345	$19,482
Meal delivery	17,653	16,239	7,839	9,405	3,994
Business-to-business	1,088	2,499	4,054	3,646	2,573
Other	771	874	1,245	1,539	3,680

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
		(in thousands, except per share data)
Total Revenue	$22,063	$23,357	$18,108	$23,935	$29,729
Costs and Expenses:
Cost of revenue
Digital plans	245	515	863	2,610	3,112
Meal delivery	10,117	10,599	5,912	9,358	3,665
Business-to-business	93	130	198	136	200
Other	115	180	236	321	245

Total cost of revenue	10,570	11,424	7,209	12,425	7,222
Technology and development	1,075	2,801	3,710	4,297	3,723
Sales, marketing and support	10,913	14,003	8,896	11,664	17,029
General and administrative	3,836	4,595	4,882	6,070	6,984
Amortization of intangible assets	14	31	295	882	1,213
Impairment of goodwill and intangible assets	—	6,865	—	5,191	2,296

Total costs and expenses	26,408	39,719	24,992	40,529	38,467

Loss from operations	(4,345)	(16,362)	(6,884)	(16,594)	(8,738)
Interest income	—	3	11	109	282
Interest expense	(53)	(2,741)	(5,170)	(3,357)	(781)
Interest expense incurred with debt conversion	—	(23,961)	—	—	—
Loss on extinguishment of related party debt	—	(213)	—	—	—

Loss before income tax provision	(4,398)	(43,274)	(12,043)	(19,842)	(9,237)
Income tax benefit (provision)	4	1	(18)	(6)	(171)

Net loss	$(4,394)	$(43,273)	$(12,061)	$(19,848)	$(9,408)

Loss per common share:
Basic and diluted loss per common share:	$(0.34)	$(4.68)	$(2.34)	$(3.95)	$(1.90)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	12,886	9,252	5,144	5,023	4,962

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
	(in thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(3,482)	$(7,161)	$(4,590)	$(8,202)	$(4,774)
Investing activities	(34)	(459)	(74)	(1,148)	(4,062)
Financing activities	3,651	6,497	3,637	4,652	10,009

	DECEMBER 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$2,696	$3,596	$12,456	$15,671	$27,691
Total debt	1,023	1,044	16,890	11,958	7,029
Debt (excluding capital lease obligations)	1,000	1,000	16,824	11,808	6,247
Stockholders’ (deficit) equity	(1,346)	(1,970)	(9,570)	(2,781)	12,862

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Going concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2011, we had a net loss of approximately $4.4 million and used approximately $3.5 million of cash in our operations. As of December 31, 2011, we had an accumulated deficit of approximately $107.8 million, total stockholders’ deficit of approximately $1.3 million and our unrestricted cash balance was approximately $0.6 million.

Due to uncertainty about our ability to meet our current operating expenses, debt obligations and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. Our debt consists of $1.0 million of principal of related party notes (the “Director Notes”) as of December 31, 2011. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, was originally due and payable on December 31, 2011. On December 30, 2011, we executed amendments to the Director Notes to extend the maturity date of the Director Notes to December 31, 2012.

The continuation of our business is dependent upon raising additional financial support. In light of our results of operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing all of their investment in the Company.

There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern.

The following table sets forth our results of operations expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2011		2010		2009
Revenue	100%		100%		100%
Cost of revenue	48		49		40
Technology and development	5		12		20
Sales, marketing and support	50		60		49
General and administrative	17		20		27
Amortization of intangible assets		*		*	2
Impairment of goodwill and intangible assets	—		29		—
Other income	—			*		*
Interest expense		*	12		29
Interest expense incurred with debt conversion	—		103		—
Loss on extinguishment of related party debt	—			*	—
Income tax provision		*		*		*
Net loss	(20)%		(185)%		(67)%

*	Less than 1%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Revenue: Total revenue for the year ended December 31, 2011 was approximately $22.1 million, a decrease of approximately 6% versus the $23.4 million recorded for the year ended December 31, 2010.

Revenue by type for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Digital plans	$2,551	$3,745
Meal delivery	17,653	16,239
Business-to-business	1,088	2,499
Advertising and Ecommerce	174	249
Royalties	597	625

	$22,063	$23,357

Digital plans revenue was approximately $2.6 million and $3.7 million for the years ended December 31, 2011 and 2010, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2011, the average number of paying subscribers was approximately 35% lower than the corresponding prior year period and the average weekly fees were approximately 2% lower than the corresponding prior year period. The number of overall active digital subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods and our current number of subscribers is insufficient to sustain our liquidity. Our advertising is now driving potential customers to our call center rather than to our website. As a result of these factors and to offset further decreases in the liquidity of the digital business, we have diversified from a digital subscription-only model to a more integrated business model that includes the sale of food and other weight-loss products which we believe may permit us to better capture cross-selling opportunities and leverage our existing customer relationships.

Meal delivery had revenues of approximately $17.7 million and $16.2 million, including shipping revenue, in fiscal years 2011 and 2010, respectively, representing an increase of approximately 9% for 2011. The increase in meal delivery revenue for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is directly related to an approximately 6% increase in meals shipped during the twelve months ended December 31, 2011 as compared to the same period of the prior year, as well as an overall price increase which took place in 2011. We have expanded our meal delivery promotional offerings in order to achieve a higher volume of shipments, but we have also decreased our offline advertising expense by approximately 36% compared the year ended December 31, 2010 in an effort to manage our customer acquisition cost and reduce our cash burn rate.

Business-to-business revenues, which are comprised of application development and license-related revenues, were approximately $1.1 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. Development revenue and licensing revenue decreased during the year ended December 31, 2011 as a result of a lack of new contract awards over the last several reporting periods and previous contracts not being renewed upon expiration. Our current customers are also using less of our consulting and support services compared to prior reporting periods, contributing to the continued business-to-business revenue decline.

Advertising revenue from our website, our newsletter and ecommerce revenue was approximately $0.2 million and $0.2 million for both the years ended December 31, 2011 and 2010. We have fewer site visitors who observe third-party banner impressions now as compared to prior reporting periods. The number of visitors to our websites has declined over the last few reporting periods because more of our sales traffic is going through our call center versus our website. We are also allocating a greater share of our website to advertisements for our own products rather than advertisements for other companies’ products which may result in a decrease in advertising revenue.

Royalty revenues related to our licensing agreement with Tesco were approximately $0.6 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, remaining flat year over year.

In the future we expect that revenue streams from meal delivery will continue to be a larger share of total revenue.

Cost of Revenue: Total cost of revenue was approximately $10.6 million for the year ended December 31, 2011 as compared to $11.4 million for the prior year.

Cost of revenue by type for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Digital plans	$245	$515
Meal delivery	10,117	10,599
Business-to-business	93	130
Other	115	180

Total cost of revenue	$10,570	$11,424

Consolidated gross margin increased slightly to approximately 52% for the year ended December 31, 2011 as compared to approximately 51% for the corresponding prior year period. The increase in the consolidated gross margin for the year ended December 31, 2011 as compared to the same period last year is the result of an increase in our meal delivery gross margin to approximately 43% from 35% in the same period of the prior year. We currently have a higher mix of meal delivery revenue for the past few reporting periods which has created an increase in lower-margin meal delivery revenue and a decrease in high-margin digital plans revenue and a decrease in high-margin business-to-business revenue. The improvement in our meal delivery gross margin over the corresponding prior year period is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors, and a reduction in our shipping costs. Gross margin for digital plans increased to approximately 90% for the year ended December 31, 2011 as compared to approximately 86% for the corresponding prior year period. This increase is primarily the result of the continued stabilization of our technology platform, terminating certain revenue share arrangements and a decrease in the amount included within digital plans cost of sales relating to our call center. Business-to-business gross margin decreased during the year ended December 31, 2011 to approximately 92% as compared to 95% in the corresponding prior year period.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue decreased to approximately $0.2 million for the year ended December 31, 2011 as compared to $0.5 million in the corresponding prior year period primarily because variable costs declined in conjunction with the decline in subscribers mentioned above.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue decreased to approximately $10.1 million for the year ended December 31, 2011 from $10.6 million for the year ended December 31, 2010. Cost of meal delivery revenue decreased as a result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors, and a reduction in our shipping costs.

Cost of business-to-business revenue consists primarily of Internet access fees to support our business customers. Cost of business-to-business revenue was approximately $0.1 million for both the years ended December 31, 2011 and 2010.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our website and store our data. These expenses were approximately $1.1 million for 2011 as compared to $2.8 million in 2010. Technology and development compensation expenses were lower during 2011, primarily due to reductions in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. These expenses decreased to approximately $10.9 million in 2011 from $14.0 million in 2010 and represent mainly advertising media expense and compensation expense. This decrease is primarily the result of a decrease in offline advertising expense. In total, advertising media expense (television, print and internet advertising) was approximately $6.3 million in 2011 versus $9.0 million in 2010. Additionally, costs of producing our advertisements, such as production costs relating to new television commercials or print advertisements, totaled approximately $0.2 million and $0.3 million during the years ended December 31, 2011 and 2010, respectively. The higher advertising spend in 2010 compared to 2011 was a result of implementing a new offline advertising campaign during the prior year and we also launched and expensed two new commercials during 2010. The expenses associated with another component of our sales process, our call center, increased during 2011 as we added staff and incentives to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $3.8 million for the year ended December 31, 2011 as compared to $4.6 million in the corresponding prior year period. Overall, in an effort to reduce costs, the Company reduced overall general and administrative compensation expense during 2011. In addition, the current year decrease is also the result of lower professional fees, lower legal fees and a decrease in recruiting expense, as well as a reduction in insurance premiums during 2011.

Amortization of Intangible Assets: Amortization expense for 2011 relates primarily to intangible assets such as patents, trademarks and other intangible assets related to our meal delivery business. Amortization expense for 2010 relates primarily to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense was approximately $14,000 and $31,000 for the years ended December 31, 2011 and 2010, respectively. The reduction in amortization expense during 2011 is the result of certain Nutrio intangibles being completely amortized or impaired during 2010.

Impairment of Goodwill and Intangible Assets: During the second quarter of 2010, we performed additional impairment assessments of the U.S. business-to-business reporting unit in anticipation that certain customer contracts would not be renewed and that certain new contract opportunities would be delayed or cancelled due to customer concerns regarding economic uncertainty. As a result, we determined that goodwill and intangible assets, specifically the Nutrio tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” during 2010.

Interest Income: Interest income was less than $0.1 million for both of the years ended December 31, 2011 and 2010.

Interest Expense: Interest expense decreased to approximately $53,000 for the year ended December 31, 2011 from $2.7 million for the corresponding period of the prior year. Interest expense during 2011 relates to interest expense on $1.0 million of principal of related party notes (the “Director Notes”) issued in November 2010. Interest expense during 2010 relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into shares of our common stock on June 4, 2010.

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

Income Tax Benefit (Provision): Income tax benefit (provision) of less than $0.1 million for the years ended December 31, 2011 and 2010 relates to eDiets Europe. The income tax benefit during the year ended December 31, 2011 represents an adjustment to an income tax accrual.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $4.4 million in 2011 compared to a net loss of $43.3 million in 2010.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Revenue: Total revenue for the year ended December 31, 2010 was approximately $23.4 million, an increase of approximately 29% versus the $18.1 million recorded for the year ended December 31, 2009.

Revenue by type for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Digital plans	$3,745	$4,970
Meal delivery	16,239	7,839
Business-to-business	2,499	4,054
Advertising	212	702
Ecommerce	37	20
Royalties	625	523

	$23,357	$18,108

Digital plans revenue was approximately $3.7 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plans subscribers. For the year ended December 31, 2010, the average number of paying subscribers was approximately 15% lower than the corresponding prior year period and the average weekly fees were approximately 3% lower than the corresponding prior year period. Fewer digital plans subscribers were added for the year 2010 compared to 2009. Due to cash constraints and uncertain returns from online advertising, we targeted more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our reduction in online advertising expenditures contributed to the decline in subscribers during 2010.

Meal delivery had revenues of approximately $16.2 million and $7.8 million, including shipping revenue, in fiscal years 2010 and 2009, respectively, representing an increase of approximately 107% for 2010. The increase in meal delivery revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is directly related to an approximately 115% increase in meals shipped during the twelve months ended December 31, 2010 as compared to the same period of the prior year. We have expanded our meal delivery promotional offerings in order to achieve a higher volume of shipments which impacted our net revenues for 2010. During the year ended December 31, 2010, we increased our offline advertising expense by approximately 258% over the year ended December 31, 2009.

Business-to-business revenues, which are primarily license related revenues, were approximately $2.5 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively. During 2009, an eDiets Corporate Services contract was terminated and resulted in the acceleration of approximately $0.6 million in previously deferred revenue which was recognized during the first quarter of 2009. Additionally, other development revenue decreased during the year ended December 31, 2010 as a result of contracts not being renewed upon expiration in either late 2009 or during 2010. In 2010, our customers were using less of our consulting and support services compared to 2009, contributing to the business-to-business revenue decline.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $0.2 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease was due to fewer site visitors who observe third-party banner impressions in 2010 as compared to 2009. The number of visitors to our websites declined in 2010 because our advertising was driving potential customers to our call center rather than our website. We also allocated a greater share of the website to advertisements for our own products rather than advertisements for other companies’ products.

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

Consolidated gross margin decreased to approximately 51% for the year ended December 31, 2010 as compared to approximately 60% for the corresponding prior year period. The decrease in the consolidated gross margin for the year ended December 31, 2010 as compared to the prior year period is the result of a shift in revenue mix. The increase in lower-margin meal delivery revenue combined with the decrease in high-margin digital plans revenue and the decrease in high-margin business-to-business revenue during 2010 as compared to 2009 is the reason that consolidated gross margin declined. Gross margin for digital plans increased to approximately 86% for the year ended December 31, 2010 as compared to approximately 83% for the corresponding prior year period. This increase is primarily the result of the continued stabilization of our technology platform, terminating certain revenue share arrangements and a decrease in the amount included within digital plans cost of sales relating to our call center. Meal delivery gross margin increased to approximately 35% for the year ended December 31, 2010 as compared to approximately 25% for the corresponding prior year period. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendors, and a reduction in our shipping costs. Business-to-business gross margin remained flat during year ended December 31, 2010 as compared to the corresponding prior year period.

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

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to approximately $10.6 million for the year ended December 31, 2010 from $5.9 million for the year ended December 31, 2009. Cost of meal delivery revenue increased because the variable costs increased as a result of the increased revenue levels mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support our business customers. Cost of business-to-business revenue was approximately $0.1 million for the year ended December 31, 2010 and $0.2 million for the year ended December 31, 2009.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment costs for ecommerce sales and credit card fees. Cost of other revenue was approximately $0.2 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

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

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of Internet advertising expenses and compensation for employees in those departments related to promoting our digital and meal delivery subscription plans. These expenses increased to approximately $14.0 million in 2010 from $8.9 million in 2009 and represent mainly advertising media expense and compensation expense. The increase is primarily the result of an increase in offline advertising expense. In total, advertising media expense (television, print and internet advertising) was approximately $9.0 million in 2010 versus $3.7 million in 2009. During the first quarter of 2010, we implemented a new offline advertising campaign and we also launched and expensed two new commercials during 2010. The expenses associated with another component of our sales process, our call center, increased as we added staff and incentives to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $4.6 million for the year ended December 31, 2010 as compared to $4.9 million in the corresponding prior year period. Overall, in an effort to reduce costs, the Company reduced overall general and administrative compensation expense during 2010. In addition, the decrease in 2010 is the result of lower professional fees and a reduction in insurance premiums during 2010.

Amortization of Intangible Assets: Amortization expense relates primarily to the intangible assets acquired in the 2006 Nutrio acquisition. Amortization expense was approximately $31,000 and $0.3 million for the years ended December 31, 2010 and 2009, respectively. The reduction in amortization expense during 2010 is the result of certain Nutrio intangibles being completely amortized.

Impairment of Goodwill and Intangible Assets: During the second quarter of 2010, we performed additional impairment assessments of the U.S. business-to-business reporting unit in anticipation that certain customer contracts would not be renewed and that certain new contract opportunities would be delayed or cancelled due to customer concerns regarding economic uncertainty. As a result, we determined that goodwill and intangible assets, specifically the Nutrio tradename, were fully impaired. This resulted in a non-cash impairment of goodwill and intangible assets of approximately $6.9 million, which is included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets” during 2010.

Interest Income: Interest income was less than $0.1 million for the years ended December 31, 2010 and 2009.

Interest Expense: Interest expense decreased to approximately $2.7 million for the year ended December 31, 2010 as compared to $5.2 million for the corresponding period of the prior year. Interest expense relates primarily to interest costs and the amortization of discounts and issuance costs recorded in connection with the senior secured notes issued in August 2007, May 2008 and November 2008, which were converted into shares of our common stock on June 4, 2010.

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

Net Loss: As a result of the factors discussed above, we recorded a net loss of $43.3 million in 2010 compared to a net loss of $12.1 million for 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the year ended December 31, 2011 was for television and print advertising promoting our meal delivery programs to potential subscribers and to support our business infrastructure. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. However, during both the first and second quarters of 2011, we reduced advertising spend in an effort to manage our customer acquisition cost and reduce our cash burn. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson, II, one of the Company’s directors and an officer of Prides, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

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

On November 29, 2011, the Company entered into a subscription agreement (“Subscription Agreement”) with BBS Capital Fund, L.P. (“BBS”). During December 2011, under the terms of the Subscription Agreement, BBS purchased 1,000,000 shares of the Company’s stock during in exchange for an aggregate of $500,000 in cash in a private placement. As part of the transaction, the Company executed a Registration Rights Agreement, pursuant to which the Company agreed to register the resale of the shares of common stock issued to BBS. The managing member of BBS serves on the Company’s Board of Directors.

At December 31, 2011, we had a net working capital deficit of approximately $2.9 million. Cash and cash equivalents at December 31, 2011 were approximately $0.6 million.

Due to uncertainty about our ability to meet our current operating expenses, debt obligations and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. Our debt consists of $1.0 million of principal of the Director Notes as of December 31, 2011. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, was originally due and payable on December 31, 2011. On December 30, 2011, we executed amendments to the Director Notes to extend the maturity date of the Director Notes to December 31, 2012.

The continuation of our business is dependent upon raising additional financial support. In light of our results of operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that would result in our stockholders losing all of their investment in the Company.

There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to approximately $107.8 million as of December 31, 2011.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the year ended December 31, 2011, we used approximately $3.5 million of cash in operating activities. The negative cash flow related to our net loss of approximately $4.4 million, adjusted for, among other things, certain non-cash items including approximately $0.6 million of depreciation, $1.3 million of stock-based compensation, $0.1 million in non-cash severance charges, as well as an aggregate decrease in cash flows from our operating assets and liabilities of approximately $1.0 million.

Cash Flows from Investing Activities: For the year ended December 31, 2011, we used less than $0.1 million of cash in investing activities. The cash usage was due to capital expenditures, primarily computer equipment purchases, purchased software and software development.

Cash Flows from Financing Activities: For the year ended December 31, 2011 our financing activities provided for approximately $3.7 million of cash. We received approximately $2.1 million from the issuance of common stock under a private placement. We received approximately $2.0 million from the issuance of common stock under a registered direct offering and a rights offering. Common stock issuance costs for 2011 were approximately $0.4 million.

Inflation

The impact of inflation on our operations has not been significant to date.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

Revenue and Related Expense Recognition

Subscription fees are billed in advance and in almost all cases are charged to the subscriber’s credit card, resulting in immediate subscription cash flow to the Company. However, various portions of these fees are recognized ratably over the period services are being provided. The difference between cash fees received and the portion previously recognized is reflected in “deferred revenues” in our balance sheet; the majority of these revenues relating to our digital plans are expected to be recognized over the next fiscal quarter or within the next year. Subscriptions to our digital plans are recognized as revenue on a straight-line basis over the period of the digital plan subscription. Meal delivery revenue is recognized when our product is shipped from a fulfillment center and delivered to the end-customer.

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

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact we are the primary obligor and have assumed asset risk when the customers place orders. Beginning in January 2008, we began offering two “free offer” promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition — Customer Payments and Incentives, we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, we began offering various “free offer” promotions whereby we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION:

We account for stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation — Stock Compensation . Under the provisions of ASC 718-10, the Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula and amortizes that value to expense over the option’s vesting period using the straight-line attribution method.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2011, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Our financial statements, together with the report of Ernst & Young LLP, independent registered public accounting firm, appear at pages F-1 through F-25 of this report.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that as of December 31, 2011, our internal control over financial reporting is effective based on the specified criteria.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Principal Financial and Accounting Officer. The Code of Ethics is located on our internet website at www.ediets.com under “Investor Relations-Corporate Governance – Ethics Policies Applicable to CEO, COO and Senior Financial Officers.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS.

For a list of the consolidated financial information included herein, see Index on Page 34.

2. FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1B	Restated Certificate of Incorporation of eDiets.com, Inc. (1)

3.2	Amended and Restated By-Laws (2)

10.1	Revised Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers** (3)

10.2	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (4) ***

10.3	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (5)

10.4	Standard office lease dated June 29, 2006 between Radice Corporate Center III and eDiets.com, Inc. (6)

10.5	Note and Warrant Purchase Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (7)

10.6	Senior Secured Note dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (8)

10.7	Warrant and Purchase of Common Stock dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (9)

10.8	Registration Rights Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (10)

10.9	Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (11)

10.10	Intellectual Property Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (12)

10.11	Subsidiary Guaranty dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (13)

10.12	Employment Agreement dated February 12, 2008, by and among eDiets.com, Inc. and Stephen Rattner. (14) **

10.13	Employment Agreement dated March 7, 2008, by and among eDiets.com, Inc. and Thomas Hoyer. (15) **

10.14	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC. (16)(30)

EXHIBIT NO.	DESCRIPTION

10.15	Note and Warrant Purchase Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (17)

10.16	Senior Secured Note dated May 30, 2008. (18)

10.17	Warrant for the Purchase of Common Stock dated May 30, 2008. (19)

10.18	Registration Rights Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (20)

10.19	Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (21)

10.20	Intellectual Property Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (22)

10.21	Subsidiary Guaranty dated May 30, 2008. (23)

10.22	Amended Warrant for the Purchase of Common Stock dated May 30, 2008. (24)

10.23	Letter Waiver dated May 30, 2008. (25)

10.24	Product Services and Supply Agreement between eDiets.com, Inc. and Purfoods, LLC. (26)(30)

10.25	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (27)

10.26	Letter Amendment No.1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (28)

10.27	Employment Agreement dated December 30, 2008, by and among eDiets.com, Inc. and Kevin McGrath. (29)**

10.28	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin A. Richardson II. (31)

10.29	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Lee Isgur. (32)

10.30	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (33)

10.31	Agreement to Amend Warrants dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (34)

10.32	Registration Rights Agreement dated June 23, 2009, by and among eDiets.com, Inc., Kevin A. Richardson II, Lee Isgur, Kevin McGrath and Prides Capital Fund I, L.P. (35)

10.32A	Amendment No. 1 to Registration Rights Agreement dated September 8, 2009, by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson, Lee Isgur and Kevin McGrath. (39)

10.33	Waiver Letter No. 1 dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (36)

10.33A	Waiver Letter No. 2 dated September 8, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (40)

10.33B	Waiver Letter No. 3 dated November 11, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (42)

10.34	Securities Subscription and Purchase Agreement dated September 8, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (39)

10.35	Securities Subscription and Purchase Agreement dated September 8, 2009, by and between eDiets.com, Inc. and Lee Isgur. (40)

10.36	eDiets.com, Inc. Form of Warrant for the Purchase of Shares of Common Stock. (41)

10.37	Waiver and Forbearance Agreement dated November 11, 2009 by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson II, Lee Isgur and Kevin McGrath. (43)

10.38	Promissory Note dated March 9, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson, II. (44)

EXHIBIT NO.	DESCRIPTION

10.39	Waiver Letter No. 4 dated March 9, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (44)

10.40	Form of Subscription Agreement dated as of April 5, 2010. (45)

10.41	Debt Conversion Agreement, dated as of April 5, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (45)

10.42	Debt Conversion Agreement, dated as of April 5, 2010, by and between eDiets.com, Inc. and Kevin A. Richardson, II. (45)

10.43	Securities Subscription and Purchase Agreement, dated April 5, 2010, by and between eDiets.com, Inc. and Kevin A. Richardson, II. (45)

10.44	Securities Subscription and Purchase Agreement, dated April 5, 2010, by and among eDiets.com, Inc., Kevin N. McGrath and Lee S. Isgur. (45)

10.45	Amendment No. 2 to Registration Rights Agreement, dated April 5, 2010, by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson, Lee Isgur and Kevin McGrath. (45)

10.46	eDiets.com, Inc. Amended and Restated Equity Incentive Plan. ** (46)

10.47	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Lee S. Isgur. (47)

10.48	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin N. McGrath. (48)

10.49	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson II. (49)

10.50	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Kevin A. Richardson, II. (50)

10.51	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Lee S. Isgur. (51)

10.52	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (52)

10.53	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Haus Capital Fund, L.P. (53)

10.54	Form of Warrant. (54)

10.55	Registration Rights Agreement dated February 7, 2011 by and among eDiets.com, Inc., Kevin A. Richardson, II, Lee S. Isgur, BBS Capital Fund, L.P., Haus Capital Fund, L.P. and Prides Capital Partners, LLC. (55)

10.56	Standby Purchase Agreement, dated May 12, 2011, by and between eDiets.com, Inc. and Aria Master Fund Ltd. (56)

10.57	Subscription Agreement dated November 29, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (57)

10.58	Registration Rights Agreement dated November 29, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (57)

10.59	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Kevin R Richardson, II. (58)

10.60	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Lee S. Isgur. (58)

10.61	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Kevin N. McGrath. (58)

10.62	First Amendment to Employment Agreement dated December 30, 2011 between eDiets.com, Inc. and Kevin McGrath. (58)

10.63	Amendment No. 1 to Registration Rights Agreement dated January 9, 2012 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (59)

10.64	Fourth Amendment dated February 6, 2012 to eDiets.com, Inc. Amended and Restated Equity Incentive Plan. (60)

10.65	eDiets.com, Inc. Amended and Restated Equity Incentive Plan, as amended. (60)

10.66	Letter Agreement dated as of February 15, 2012 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (61)

10.67	Agreement and General Release dated as of February 16, 2012 by and between eDiets.com, Inc. and Kevin N. McGrath (61)

10.68	Employment Agreement dated February 23, 2012 by and between eDiets.com, Inc. and Thomas Connerty. (62)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document ****

101.SCH	XBRL Taxonomy Extension Schema ****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ****

101.DEF	XBRL Taxonomy Extension Definition Linkbase ****

101.LAB	XBRL Taxonomy Extension Label Linkbase ****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ****

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and filed with the SEC on August 16, 2010.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2007 (Filed as Exhibit 10.1).
(3)	Incorporated by reference to the Registration Statement on Form SB-2/A as filed with the SEC on April 17, 2000 (Filed as Exhibit 10.3).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 2.1).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 10.1).
(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 and filed with the SEC on August 14, 2006 (Filed as Exhibit 10.1).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.1).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.2) .
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.3).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.4).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.5).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.6).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.7).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 19, 2008 (Filed as Exhibit 10.1).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 10, 2008 (Filed as Exhibit 10.1).
(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2008 and filed with the SEC on May 15, 2008 (Filed as Exhibit 10.1).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.1).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.2).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.3) .
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.4).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.5).
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.6).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.7).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.8).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.9).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 11, 2008 (Filed as Exhibit 10.1).
(27)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.1).
(28)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.2).
(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 5, 2009 (Filed as Exhibit 10.1).
(30)	Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.
(31)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.1).
(32)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.2).
(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.3).
(34)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.4).
(35)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.5)
(36)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.6).
(37)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.1).

(38)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.2).
(39)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.3).
(40)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.4).
(41)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.5).
(42)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.1).
(43)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.2).
(44)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 12, 2010.
(45)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 6, 2010.
(46)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on August 16, 2010.
(47)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.46).
(48)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.47).
(49)	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.48).
(50)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.49).
(51)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.50).
(52)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.51).
(53)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.52).
(54)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.53).
(55)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.54).
(56)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 13, 2011.
(57)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 1, 2011.
(58)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 3, 2012.
(59)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 10, 2012.
(60)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 10, 2012.
(61)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 17, 2012.
(62)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 27, 2012.

*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules have been omitted and will be provided to the Commission upon request.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)	EXHIBITS.

The Company files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULE

The Company files as part of this Form 10-K the consolidated financial schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

eDiets.com, Inc.

By:	/s/ Thomas Connerty
Thomas Connerty, CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Thomas Connerty	CEO and President	March 30, 2012
Thomas Connerty	(Principal Executive Officer)

/s/ Kevin A. Richardson II	Executive Chairman of the Board and Director	March 30, 2012
Kevin A. Richardson II	(Principal Financial and Accounting Officer)

/s/ Lee S. Isgur	Director	March 30, 2012
Lee S. Isgur

/s/ Pedro N. Ortega-Dardet	Director	March 30, 2012
Pedro N. Ortega-Dardet

/s/ Ronald Luks	Director	March 30, 2012
Ronald Luks

/s/ Robert L. Doretti	Director	March 30, 2012
Robert L. Doretti

/s/ Berke Bakay	Director	March 30, 2012
Berke Bakay

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eDiets.com, Inc.

We have audited the accompanying consolidated balance sheets of eDiets.com, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eDiets.com, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that eDiets.com, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, was not able to meet its debt obligations in the current year and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The December 31, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 30, 2012

EDIETS.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$603	$468
Accounts receivable, net	145	490
Inventory	70	35
Prepaid expenses and other current assets	345	604

Total current assets	1,163	1,597
Restricted cash	884	804
Property and office equipment, net	598	1,151
Intangible assets, net	4	6
Other assets	47	38

Total assets	$2,696	$3,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,481	$2,043
Accrued liabilities	940	1,051
Current portion of capital lease obligations	23	21
Deferred revenue	598	1,144
Related party debt — current	1,000	1,000

Total current liabilities	4,042	5,259
Capital lease obligations, net of current portion	—	23
Deferred revenue	—	284
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value — 50,000 shares authorized, 14,311 and 11,484 shares issued and outstanding at December 31, 2011 and 2010, respectively	14	11
Additional paid-in capital	106,410	101,371
Accumulated deficit	(107,780)	(103,386)
Accumulated other comprehensive income	10	34

Total stockholders’ deficit	(1,346)	(1,970)

Total liabilities and stockholders’ deficit	$2,696	$3,596

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Digital plans	$2,551	$3,745	$4,970
Meal delivery	17,653	16,239	7,839
Business-to-business	1,088	2,499	4,054
Other	771	874	1,245

TOTAL REVENUE	22,063	23,357	18,108
COSTS AND EXPENSES:
Cost of revenue
Digital plans	245	515	863
Meal delivery	10,117	10,599	5,912
Business-to-business	93	130	198
Other	115	180	236

Total cost of revenue	10,570	11,424	7,209
Technology and development	1,075	2,801	3,710
Sales, marketing and support	10,913	14,003	8,896
General and administrative	3,836	4,595	4,882
Amortization of intangible assets	14	31	295
Impairment of goodwill and intangible assets	—	6,865	—

Total costs and expenses	26,408	39,719	24,992

Loss from operations	(4,345)	(16,362)	(6,884)
Interest income	—	3	11
Interest expense	(53)	(2,741)	(5,170)
Interest expense incurred with debt conversion	—	(23,961)	—
Loss on extinguishment of related party debt	—	(213)	—

Loss before income tax provision	(4,398)	(43,274)	(12,043)
Income tax benefit (provision)	4	1	(18)

Net loss	$(4,394)	$(43,273)	$(12,061)

Loss per common share:

Basic and diluted	$(0.34)	$(4.68)	$(2.34)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	12,886	9,252	5,144

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY
	SHARES	AMOUNT
Balance at January 1, 2009	5,031	$5	$45,327	$(48,052)	$(61)	$(2,781)
Comprehensive loss:
Net loss	—	—	—	(12,061)	—	(12,061)
Foreign currency translation	—	—	—	—	(21)	(21)

Total comprehensive loss						(12,082)
Stock-based compensation and stock options exercised	28	—	1,569	—	—	1,569
Warrants exercised	538	—	2,688	—	—	2,688
Beneficial conversion feature on Notes issued	—	—	5	—	—	5
Shares issued in connection with private placement	213	—	1,031	—	—	1,031

Balance at December 31, 2009	5,810	$5	$50,620	$(60,113)	$(82)	$(9,570)
Comprehensive loss:
Net loss	—	—	—	(43,273)	—	(43,273)
Foreign currency translation	—	—	—	—	116	116

Total comprehensive loss						(43,157)
Stock-based compensation, stock options exercised and restricted shares lapsed	—	—	882	—	—	882
Shares issued in connection with related party notes conversion	4,519	5	22,590	—	—	22,595
Shares issued in connection with private placement and registered direct offering	1,155	1	5,774	—	—	5,775
Stock issuance costs	—	—	(756)	—	—	(756)
Loss on extinguishment of related party debt	—	—	213	—	—	213
Additional interest expense incurred with debt conversion	—	—	22,048	—	—	22,048

Balance at December 31, 2010	11,484	$11	$101,371	$(103,386)	$34	$(1,970)

Comprehensive loss:
Net loss	—	—	—	(4,394)	—	(4,394)
Foreign currency translation	—	—	—	—	(24)	(24)

Total comprehensive loss						(4,418)
Stock-based compensation, stock options exercised and restricted shares lapsed, net of taxes	89	—	1,303	—	—	1,303
Severance stock issued	24	—	67	—	—	67
Shares issued in connection with private placement and rights offering transactions	2,714	3	4,031	—	—	4,034
Stock issuance costs	—	—	(362)	—	—	(362)

Balance at December 31, 2011	14,311	$14	$106,410	$(107,780)	$10	$(1,346)

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,394)	$(43,273)	$(12,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	586	1,493	1,554
Amortization of intangibles and other assets	14	31	295
Amortization of discount and expenses, senior secured notes — related party	—	1,291	2,162
Accrued interest and paid-in-kind interest, senior secured notes — related party	—	2,112	2,904
Amortization of discounts and interest expense incurred with debt conversion — related party	—	23,961	—
Loss on extinguishment of debt — related party debt	—	213	—
Provision for (recovery of) bad debt	(10)	(12)	15
Stock-based compensation	1,345	882	1,569
(Gain) loss on disposal of fixed assets	—	(12)	—
Inventory write-down	—	—	26
Non-cash severance charges	67	—	—
Impairment of goodwill and intangible assets	—	6,865	—
Changes in operating assets and liabilities:
Accounts receivable	354	68	14
Prepaid expenses, inventory and other assets	204	82	289
Restricted cash	(80)	(260)	—
Accounts payable and accrued liabilities	(713)	133	(186)
Deferred revenue	(855)	(735)	(1,171)

Net cash used in operating activities	(3,482)	(7,161)	(4,590)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and office equipment	(34)	(459)	(74)

Net cash used in investing activities	(34)	(459)	(74)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	—	2,688
Proceeds from issuance of stock under private placement	2,072	500	1,100
Proceeds from issuance of stock — registered direct offering and rights offering	1,962	5,275	—
Proceeds from notes payable — related party	—	1,500	—
Common stock issuance costs	(362)	(756)	(69)
Repayment of capital lease obligations	(21)	(22)	(82)

Net cash provided by financing activities	3,651	6,497	3,637
Effect of exchange rate changes on cash	—	116	(21)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135	(1,007)	(1,048)
Cash and cash equivalents, beginning of year	468	1,475	2,523

Cash and cash equivalents, end of year	$603	$468	$1,475

EDIETS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$3	$5	$12

Income taxes	$—	$—	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party debt conversion	$—	$22,595	$—

The accompanying notes are an integral part of these consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2011 and 2010, the Company had net losses of $4.4 million and $43.3 million, respectively, and used $3.5 million and $6.9 million, respectively, of cash in its operations. As of December 31, 2011 and 2010, the Company had an accumulated deficit of $107.8 million and $103.4 million, respectively, and a total stockholders’ deficit of $1.3 million and $2.0 million, respectively.

Due to uncertainty about the Company’s ability to meet its current operating expenses, debt obligations and capital expenditures, in their report on our annual financial statements for the year ended December 31, 2011, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s debt consists of $1.0 million of principal of related party notes (the “Director Notes”) as of December 31, 2011. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, was originally due and payable on December 31, 2011. On December 30, 2011, the Company executed amendments to the Director Notes to extend the maturity date of the Director Notes to December 31, 2012.

The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results of operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing all of their investment in the Company.

There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified in the Company’s Consolidated Statements of Cash Flows, in the Income Taxes footnote (Note 12) and the Segment Information footnote (Note 13) to conform with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents which consist principally of demand deposits and money market funds with high credit quality financial institutions. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2011 and 2010, there was approximately $0.3 million and $0.2 million,

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively, in excess of the FDIC limit of $250,000 within cash and cash equivalents. The Company has not experienced any losses on these investments. Cash equivalents at December 31, 2011 and 2010 included a money market fund with a fair value, which approximates cost, of $16,000 for both years. The Company considers these investments to be held-to-maturity securities and considers the interest rate risk to be low due to the short-term nature of the investments

Inventory

As of December 31, 2011 and 2010, inventory consists of meal delivery finished goods and finished goods sold through the Company’s online store. Inventories are stated at the lower of cost or market on a first-in, first out-basis.

Restricted Cash

Restricted cash in the accompanying consolidated balance sheets as of December 31, 2011 consists of approximately $0.4 million held by the Company’s credit card processor and approximately $0.5 million held by a financial institution as collateral for a letter of credit established in connection with the Company’s lease for its corporate office. Restricted cash in the accompanying consolidated balance sheets as of December 31, 2010 consists of approximately $0.3 million held by the Company’s credit card processor and approximately $0.5 million held by a financial institution as collateral for a letter of credit established in connection with the Company’s lease for its corporate office.

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

ASC 350-40 (formerly AICPA Statement of Position (SOP) 98-1), Goodwill and Other — Internal Use Software, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized pursuant to ASC 350-40 are included in property and office equipment in the accompanying consolidated balance sheets.

The Company accounts for the development and maintenance of its website in accordance with ASC 350-50 (formerly Emerging Issues Task Force (EITF) 00-2), Goodwill and Other — Website Development Costs. Costs capitalized pursuant to ASC 350-50 are included in property and office equipment in the accompanying consolidated balance sheets.

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

The Nutrio tradename, which was acquired in May 2006, was the only finite-lived intangible asset with a remaining carrying value at the time of the review of Nutrio’s intangibles during the year ended December 31, 2010. As a result of customer contracts that were not renewed, as well as certain new contract opportunities that were delayed or cancelled due to customer concerns regarding economic uncertainty, the Company performed an impairment assessment of Nutrio’s finite-lived intangible assets. At the time of the assessment, the remaining carrying value of the tradename was approximately $30,000. The Company determined there were no future cash flows attributed to the tradename intangible asset. Since the undiscounted cash flows were zero, compared to the carrying value of approximately $30,000, the Company deemed that the tradename was fully impaired. The non-cash impairment charge of approximately $30,000 relating to the tradename was recorded during the second quarter of 2010. Prior to the impairment charge, the total accumulated amortization relating to the tradename was approximately $140,000. Overall, the aggregate consolidated amortization expense of intangible assets was approximately $2,000 for the year ended December 31, 2011, approximately $18,000 for the year ended December 31, 2010, excluding the $30,000 impairment charge, and approximately $0.3 million for the year ended December 31, 2009.

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reviews its goodwill on an annual basis, or more frequently if events and circumstances warrant, to determine, if any impairment exists. The Company follows the provisions of ASC 350, Goodwill and Other Intangible Assets (formerly SFAS 142). ASC 350 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in ASC 350, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. ASC 350 describes the reporting unit as an “operating segment” as that term is used in ASC 280, Segment Reporting (formerly SFAS131). The Company operates in a single market consisting of the sale of services, information and products related to nutrition, fitness and motivation. The Company has three reportable segments: the U.S. business-to-consumer segment (which includes meal delivery), the U.S. business-to-business segment (which includes eDiets Corporate Services) and the European business segment. The Company evaluates goodwill along these segment lines, which represent the Company’s reporting units. During 2010, the Company performed additional impairment assessments which resulted in impairment charges as described below.

During 2010, indicators of potential impairment of the U.S. business-to-business reporting unit caused the Company to conduct an interim impairment test of its goodwill. Those indicators included customer contracts that were not renewed, as well as certain new contract opportunities that were delayed or cancelled due to customer concerns regarding economic uncertainty. The Company completed step one of the impairment analysis and estimated the fair value of the U.S. business-to-business reporting unit using a discounted cash flows method. The discount rate used was the Company’s weighted average cost of capital (“WACC”) discount rate. The WACC includes the cost of debt and the cost of equity and was derived using the Capital Asset Pricing Model, whereby market participants were identified and used in management’s calculation of the WACC. Upon performing the first step of the goodwill impairment test, the Company determined that the carrying amount of this reporting unit exceeded its fair value, based on a discounted cash flows method. Therefore, the second step of the goodwill impairment test was performed to allocate the fair value of the reporting unit to the fair value of all tangible and identifiable intangible assets and determine the implied value of goodwill. Determining the implied value of goodwill requires the valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. This analysis indicated a remaining implied value of goodwill of zero which the Company compared to the carrying amount of the goodwill. As a result, the Company determined that its goodwill was fully impaired. This resulted in a non-cash impairment of goodwill of approximately $6.8 million, which was incurred during the year ended December 31, 2010 and included in the Consolidated Statement of Operations under “Impairment of goodwill and intangible assets”.

The changes in the carrying amount of intangible assets for the U.S. business-to-business segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Patents, Trademarks and Tradenames
Balance as of January 1, 2010	$47
Patents and trademarks	7
Amortization	(18)
Impairment	(30)

Balance as of December 31, 2010	6
Amortization	(2)

Balance as of December 31, 2011	$4

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

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASC 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition — Principal Agent Considerations, the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two “free offer” promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition — Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, the Company began offering various “free offer” promotions whereby the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by type for the three years ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009
Digital plans	$2,551	$3,745	$4,970
Meal delivery	17,653	16,239	7,839
Business-to-business	1,088	2,499	4,054
Royalties	597	625	523
Advertising	152	212	702
Ecommerce	22	37	20

	$22,063	$23,357	$18,108

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

Long-lived Assets

The Company accounts for long-lived assets pursuant to ASC 360-10 (formerly SFAS 144), Property, Plant, and Equipment / Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds their fair value, as determined by projected discounted future cash flows. No impairment indications were noted during the years ended December 31, 2011, 2010 or 2009, except as discussed in the Intangible Assets and Goodwill section of Note 2 above.

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

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Expense

The Company expenses advertising costs as incurred. Advertising media expenses (television, print and internet advertising) incurred for the years ended December 31, 2011, 2010 and 2009 totaled approximately $6.3 million, $9.0 million and $3.7 million, respectively. Additionally, costs of producing the Company’s advertisements, such as production costs relating to new television commercials or print advertisements, totaled approximately $0.2 million, $0.3 million and $0.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011 and 2010, the Company had less than $0.1 million and $0.1 million, respectively, of prepaid advertising costs representing agency production costs and future offline advertising costs. Such costs are reflected as prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Barter Transactions

The Company did not enter into barter transactions for the years ended December 31, 2011, 2010 and 2009.

Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 100,000, 515,000 and 1,489,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, at both December 31, 2011 and 2010, the Company did not have any dilutive potential common shares related to convertible debt.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including investments, accounts receivable from credit card transaction processing companies, and receivables from third parties related to advertising, ecommerce, licensing, development and consulting revenue. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. The credit risk associated with cash and cash equivalents and credit card receivables is considered low due to the credit quality of the financial institution and issuers. The Company performs credit evaluations of the third parties from which advertising, ecommerce, licensing, development and consulting revenue is earned and generally does not require collateral. The Company maintains allowances for potential credit losses for such events. The Company depends on one third party meal delivery vendor for manufacture and fulfillment of our prepared meals.

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

3. FAIR VALUE MEASUREMENTS

ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s debt consists of $1.0 million of principal of Director Notes as of December 31, 2011, as discussed more fully in Note 9, which are not traded in an active market and are held by three of the Company’s directors. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of December 31, 2011, to determine the fair value of such debt. The Company converted approximately $22.1 million of senior secured notes into shares of the Company’s common stock during June of 2010, as discussed more fully in Note 10. The senior secured notes were not traded in an active market and were previously held by the Company’s largest shareholder, Prides Capital Partners, LLC (“Prides”).

4. ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheet net of an allowance for doubtful accounts of less than $0.1 million as of both December 31, 2011 and 2010. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ creditworthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and specific customer collection issues that the Company has identified. Accounts receivable are evaluated and written-off against the allowance if they are determined to be uncollectible.

5. PROPERTY AND OFFICE EQUIPMENT

Property and office equipment, net consists of the following (in thousands):

	December 31,
	2011	2010
Office and computer equipment	$3,310	$3,300
Software	5,806	5,812
Furniture and fixtures	398	401
Leasehold improvements	485	485

	9,999	9,998
Less accumulated depreciation and amortization	(9,401)	(8,847)

	$598	$1,151

Software includes approximately $4.0 million of costs associated with internal-use software projects and website development that have been capitalized pursuant to ASC 350-40 and ASC 350-50 as of December 31, 2011 and 2010, and approximately $0.6 million of costs under a capital lease as of December 31, 2011 and 2010. Depreciation expense includes amortization expense related to internal-use software was approximately $0.3 million, $0.8 million and $0.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Included in office and computer equipment is equipment under capital leases of approximately $1.4 million as of December 31, 2011 and 2010, less accumulated amortization of approximately $1.4 million and $1.4 million, respectively. Depreciation expense includes amortization of equipment under capital leases.

Total depreciation expense of property and office equipment for the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $1.5 million and $1.6 million, respectively.

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Advertising	$32	$133
Accrued compensation and employee benefits	162	121
Professional fees	78	66
Foreign taxes payable	—	3
Deferred rent	220	264
Interest payable	57	7
Refunds reserve	23	25
Other	368	432

	$940	$1,051

Refunds reserve relates to digital plan and meal delivery sales refunds. The Company establishes a reserve for refunds for digital plan and meal delivery sales. Since all digital plans payments are deferred upon receipt, at the end of each month the Company reclassifies a portion of its deferred revenue to reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plans sales will result in a refund issued in a subsequent month after sale. All other refunds issued relate to current month digital plans sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plans revenue. Instead, digital plan refunds result in a decrease to the amounts maintained in deferred revenue. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund. Based on this historical refund rate, the Company determined that the refunds reserve of $23,000 and $25,000 was the appropriate level of reserve at December 31, 2011 and 2010, respectively, as this amount represented the estimated refunds that would be required in subsequent periods for sales made through the end of each fiscal year. Actual refunds issued in 2012 and 2011 pertaining to sales made in 2011 and 2010, respectively, indicate that this estimate was reasonable with no material variance.

For the years ended December 31, 2011 and 2010, refunds to customers who paid their digital plans subscription fees in advance totaled approximately $0.2 million and $0.4 million, respectively.

For the years ended December 31, 2011 and 2010, meal delivery plan refunds to customers totaled approximately $0.7 million and $0.6 million, respectively.

7. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2011	2010
Deferred revenue
Unearned digital plans and meal delivery revenue	$261	$425
Unearned development revenue	36	120
Unearned licensing and maintenance fee revenue	23	31
Deferred royalty	278	852

Total deferred revenue	598	1,428
Less: current portion of deferred revenue	—	(1,144)

Non-current portion of deferred revenue	$598	$284

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan, or 401(k) salary deferral program, covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants’ contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense for the years ended December 31, 2011, 2010 and 2009 were zero in all three years.

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. DEBT TRANSACTIONS

On November 12, 2010, the Company issued the following promissory notes (the “Director Notes”): (i) a promissory note to Kevin A. Richardson II, one of the Company’s directors and an officer of Prides, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, was originally due and payable on December 31, 2011. On December 30, 2011, the Company executed amendments to the Director Notes to extend the maturity date of the Director Notes from December 31, 2011 to December 31, 2012. All other terms and provisions of the Director Notes remain in full force and effect. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

On March 9, 2010, the Company issued a promissory note (the “Richardson Note”) to Mr. Richardson. Pursuant to the Richardson Note, the Company borrowed $500,000 from Mr. Richardson. The Richardson Note, along with accrued interest, was converted into shares of the Company’s common stock on June 4, 2010. During the year ended December 31, 2010, the Company recorded approximately $213,000 as a loss on extinguishment of related party debt when the Richardson Note was extinguished on June 4, 2010 in exchange for shares of the Company’s common stock.

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

During the year ended December 31, 2010, the Company recorded approximately $1.8 million of interest expense prior to the First Note Debt Conversion, including amortization of the note discounts of approximately $0.9 million, related to the First Note. The Company recorded approximately $3.6 million of interest expense, including amortization of the note discounts of approximately $1.6 million, related to the First Note for the year ended December 31, 2009. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

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

During the year ended December 31, 2010, the Company recorded approximately $0.6 million of interest expense prior to the Second Note Debt Conversion, including amortization of the note discounts and expenses of approximately $0.3 million, related to the Second Note. The Company recorded approximately $1.0 million of interest expense, including amortization of the note discounts of approximately $0.5 million, related to the Second Note for the year ended December 31, 2009. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

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

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2010, the Company recorded approximately $0.3 million of interest expense prior to the Third Note Debt Conversion, including amortization of the note discounts and expenses of approximately $27,000, related to the Third Note. The Company recorded approximately $0.6 million of interest expense, including amortization of the note discounts of approximately $42,000, related to the Third Note for the year ended December 31, 2009. These amounts are included in the Consolidated Statements of Operations under “Interest expense”.

10. STOCKHOLDERS’ EQUITY

2011 Equity Transactions

During February 2011, the Company executed Subscription Agreements with investors pursuant to which approximately 762,364 shares of common stock were issued under a private placement at a price of $2.0625 per share (adjusted for a reverse stock split effective June 1, 2011), which provided approximately $1.6 million of capital. The investors included Mr. Richardson and Mr. Isgur, two of the Company’s directors, who entered into Subscription Agreements for approximately $0.8 million and $0.1 million, respectively, of the total $1.6 million of proceeds received. The Subscription Agreements require that if the Company proposes to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to August 7, 2012, the Company must provide the investors with the opportunity to purchase an equal number of Company common stock or securities convertible into common stock on the same terms and conditions. The Subscription Agreements require that the Company obtain the investors’ prior consent, which is not unreasonably withheld, in order to offer, issue or sell any Company common stock or securities convertible into common stock in a private placement prior to February 7, 2012 for a price or exercise price that is less than $2.0625 per share.

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

During December 2011, the Company entered into a private placement transaction with BBS Capital Fund, L.P. (“BBS”) whereby BBS purchased an aggregate of 1,000,000 shares of the Company’s stock for $500,000. The managing member of BBS serves on the Company’s Board of Directors.

2010 Equity Transactions

During April 2010, the Company entered into subscription agreements with investors relating to the issuance and sale (the “Registered Offering”) of 1,055,000 shares of common stock to investors. The Company received net proceeds of approximately $4.9 million, after placement agent fees and expenses from the Registered Offering.

In addition, on April 5, 2010, the Company entered into Securities Subscription and Purchase Agreements with Mr. Richardson, Kevin N. McGrath, who at that time was one of the Company’s directors and its President and Chief Executive Officer, and Mr. Isgur, pursuant to which they agreed to purchase $500,000 of common stock at a price equal to the price at which the common stock was sold in the Registered Offering (the “Private Placement”).

During April 2010, the Company also entered into a Debt Conversion Agreement with Prides (the “Prides Debt Conversion Agreement”) to convert the aggregate principal amount of the three outstanding Prides Notes, plus all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Registered Offering (the “Prides Debt Conversion”). On April 5, 2010, the Company entered into a Debt Conversion Agreement with Mr. Richardson, one of the Company’s directors and an officer of Prides (the “Richardson Debt Conversion Agreement”) to convert the principal amount of the Richardson Note, plus all accrued and unpaid interest through the date of conversion, into common stock at a price equal to the price at which the common stock was sold in the Registered Offering (the “Richardson Debt Conversion” and, together with the Prides Debt Conversion, the “Debt Conversions”).

The Debt Conversions and the Private Placement each closed on June 4, 2010. At closing, the Company issued 4,417,797 shares of common stock to Prides in full satisfaction of the Prides Notes, and the Company issued 101,206 shares of common stock to Mr. Richardson in full satisfaction of the Richardson Note.

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants Issued and Outstanding

On June 23, 2009, the Company agreed to reduce the price of all Prides outstanding warrants at the time to $5.00, and Prides agreed to use diligent efforts to exercise, in one or more tranches, a portion of the outstanding warrants as soon as reasonably practicable in order to purchase the shares underlying these outstanding warrants. To encourage the exercise of Prides rights under the previously outstanding warrants, which were exercised during 2009, the Company agreed to issue Prides one or more new warrants to purchase 241,931 shares of the Company’s common stock with an exercise price of $6.00 per share (the “2009 Prides Warrants”) as included in the table below.

The Company also issued warrants entitling the investors in the private placement to acquire a total of approximately 381,183 shares of common stock at an exercise price of $1.7675 per share (the “2011 Private Placement Warrants”). Each warrant has a three-year expiration date and is exercisable beginning immediately.

Warrants outstanding as of December 31, 2011 are as follows:

	Warrants to Purchase Shares of Common Stock	Exercise Price
2009 Prides Warrants	241,931	$6.00
2009 Private Placement Warrants	95,944	$6.00
2011 Private Placement Warrants	381,183	$1.7675

Total warrants outstanding	719,058

Warrants issued to related parties as of December 31, 2011 totaled 680,058 of the total 719,058 warrants outstanding in the table above.

Common Stock

At December 31, 2011, 2,009,185 common shares were reserved for future issuance related to outstanding stock options and RSUs and 719,058 common shares were reserved for future issuance related to outstanding warrants. When stock options are exercised or restricted share awards restrictions lapses, new shares of the Company’s common stock are issued.

Stock-Based Compensation

The Company grants stock options, restricted stock units and restricted stock awards to its employees, officers, directors and consultants. In November 2004, the Company adopted the eDiets.com, Inc. 2004 Equity Incentive Plan, as amended and restated in May 2010 (as subsequently amended, the “Incentive Plan”). The Incentive Plan provides for the grant of incentive stock options or “ISOs”, non-qualified stock options or “NSOs”, stock appreciation rights or “SARs”, restricted stock, restricted stock units (“RSUs”), performance awards, deferred stock and unrestricted stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). A maximum of 4,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. The maximum number of shares subject to performance awards granted under the Incentive Plan in any calendar year is 800,000 shares. The term of any ISO granted under the Incentive Plan may not exceed ten years, or five years if granted to a person that owns common stock representing more than 10% of the voting power of all class of stock of the Company. Options granted under the Incentive Plan generally vest ratably over a three-year period. SARs may be granted either in tandem with or independent of stock options. The Incentive Plan also provides for awards of fully vested unrestricted stock, but no more than 360,000 shares in the aggregate may be granted at less than fair market value. The Incentive Plan also provides for deferred grants entitling the recipient to receive common stock upon satisfaction of conditions determined by the Committee in its discretion. The Incentive Plan provides for performance award grants which may be linked to the market value, book value, net profits or other measure of the value of common stock or other specific performance criteria determined appropriate by the Committee, or may be based upon the appreciation in the market value, book value, net profits or other measure of the value of a specified number of shares of common stock over a fixed period or periods determined by the Committee.

As of December 31, 2011 and December 31, 2010, there were 4,600 RSUs outstanding, respectively, which excludes certain RSUs subject to performance-based vesting conditions as disclosed below, and approximately 1,857,135 and 858,483 options outstanding, respectively, under the Incentive Plan.

EDIETS.COM, INC.

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

In October 2009, the Company’s Board of Directors approved an amendment (effective September 30, 2009) allowing for the transferability of stock options under limited circumstances. As of December 31, 2011 and December 31, 2010, approximately 52,250 and 137,469 options, respectively, were outstanding under the Plan.

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

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	3.9	3.5	3.5
Risk-free interest rate	0.95%	1.3%	1.5%
Expected volatility	.948	.703	.680
Expected dividend yield	—%	—%	—%

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

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs, restricted stock awards and unrestricted stock awards) of $1.3 million, $0.9 million and $1.6 million, respectively. The breakdown of stock-based compensation expense per line item on the accompanying consolidated statements of operations for the three years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	2011	2010	2009
Cost of revenue	$42	$10	$22
Technology and development	211	138	343
Sales, marketing and support	434	199	488
General and administrative	658	535	716

	$1,345	$882	$1,569

During 2011, the Company awarded 88,687 unrestricted shares of the Company’s common stock under the Incentive Plan to certain non-executive employees (the “Equity Compensation Award”). The Equity Compensation Award was made in three installments during 2011 and approximately $184,000 relating to the Equity Compensation Award is included within stock-based compensation expense of approximately $1.3 million during the year ended December 31, 2011.

A summary of option activity under the Company’s stock plans for the years ended December 31, 2011, 2010 and 2009 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	545	$20.55	3.88	$—
Granted	365	8.65
Exercised	—	—
Forfeited	(36)	17.80
Expired	(53)	20.20

Outstanding at December 31, 2009	821	15.40	5.32	$126
Granted	360	5.85
Exercised	—	—
Forfeited	(84)	12.70
Expired	(101)	20.50

Outstanding at December 31, 2010	996	$11.68	6.29	$—
Granted	1,128	1.37
Exercised	—	—
Forfeited	(114)	5.35
Expired	(101)	18.21

Outstanding at December 31, 2011	1,909	$5.62	7.90	$11

Vested or expected to vest at December 31, 2011	1,579	$5.73	7.92	$6

Exercisable at December 31, 2011	946	$9.46	6.29	$—

The weighted-average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $0.71, $2.20 and $4.05, respectively.

There were no stock option exercises during 2011, 2010 or 2009. As of December 31, 2011, there was $0.4 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The total fair value of stock options that vested in 2011, 2010 and 2009 was $1.1 million, $1.2 million and $1.3 million, respectively.

As of December 31, 2011, 8,926 stock options previously granted to Prides were vested and exercisable, and 5,150 shares previously granted to Prides were unrestricted. These options and restricted share awards were subject to variable accounting under ASC 718-10 as interpreted by EITF 96-18. The Company valued these stock options and restricted shares using the Black-Scholes-Merton pricing model (see assumptions under Stock-Based Compensation above). Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Compensation expense of $0, $0 and $0 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively, related to such grants.

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the RSUs outstanding under the Company’s Incentive Plan for the years ended December 31, 2011, 2010 and 2009 is presented below (shares in thousands):

	Number of Shares	Weighted Average Fair Value At Grant Date
Non-vested at January 1, 2009	53	$24.35
Granted	4	16.85
Vested	(4)	18.25
Forfeited	(3)	21.20

Non-vested at December 31, 2009	50	$24.45
Granted	—	—
Vested	—	—
Forfeited	(45)	24.65

Non-vested at December 31, 2010	5	$22.60
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2011	5	$22.60

As the restricted stock and RSUs are subject to graded vesting, the cost is generally recognized on an accelerated basis. As of December 31, 2011, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s stock plans.

No RSUs vested during 2011 or 2010. Non-vested RSUs listed above as of December 31, 2011 are expected to vest upon achievement of performance goals that are not currently deemed probable by management as of December 31, 2011. The total fair value of restricted stock awards that vested in the year ended December 31, 2009 was $0.1 million. During January 2010, 45,000 of the non-vested restricted stock awards were forfeited.

In March 2008, 13,800 RSUs were awarded to an officer, subject to performance-based vesting conditions. Performance conditions were established for one third, or 4,600 RSUs, which were not achieved, and the previously recognized compensation cost was reversed during 2009. As of December 31, 2011, performance conditions have not been established by the Board for the remaining 9,200 RSUs, and thus no compensation expense has been recorded to date related to these 9,200 RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. The 9,200 RSUs with unestablished performance conditions have been excluded from the summary of RSU activity above. During 2012, the 13,800 non-vested RSUs were forfeited.

In December 2008, 85,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 85,000 RSUs have been excluded from the summary of RSU activity above. During 2012, the 85,000 non-vested RSUs were forfeited.

In January 2009, 1,000 RSUs were awarded to an officer, subject to performance-based vesting conditions, which have not yet been established by the Board, and thus no compensation expense has been recorded to date related to these RSUs. At the time that the performance conditions are established, the value of these RSUs will be determined and the resulting compensation cost recorded. These 1,000 RSUs have been excluded from the summary of RSU activity above. During 2012, the 1,000 non-vested RSUs were forfeited.

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under an operating lease. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of the leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Commitments for minimum rentals under non-cancelable leases at the end of 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
2012	$24	$690
2013	—	717
2014	—	745
2015	—	774
2016 and thereafter	—	874

Total minimum lease payments	24	$3,800

Less amount representing interest	(1)

Present value of minimum lease payments	$23

The Company had approximately $0.5 million in leasehold improvements related to the operating lease for corporate office space. These leasehold improvements are being amortized over the shorter of the lease term or the life of the asset ranging from five to ten years.

Rental expense under operating leases was approximately $0.6 million for each of the years ended December 31, 2011, 2010 and 2009.

The Company has an irrevocable standby letter of credit from a bank in the amount of $0.5 million, which expires on June 30, 2012 and is automatically extended each year for one year unless written notice is provided. The letter of credit may not be extended beyond June 30, 2017. The letter of credit is collateralized by certain cash equivalents and is being used to guarantee lease obligations related to the corporate office in the event that the Company does not pay its rent.

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. INCOME TAXES

The Company adopted ASC 740-10 (formerly FIN 48), Income Taxes — Overall, effective January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. In accordance with ASC 740-10, the Company did not recognize any liability for unrecognized tax benefits. The Company policy is to record accrued interest and penalties related to unrecognized tax benefits as part of other expense. The Company’s federal income tax returns for 2007 through 2011 are open tax years and are subject to examination by the Internal Revenue Service.

The components of the income tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Current tax expense — Foreign	$4	$1	$(18)
Deferred tax benefit — Foreign	—	—	—

Total	$4	$1	$(18)

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$17,393	$15,881
Stock option compensation — ASC 718-10	2,888	2,383
Credits	946	946
Deferred revenue	70	189
Allowance for doubtful accounts and reserve for refunds	50	42
Deferred rent	83	99
Depreciation and amortization	79	245
Other	5	5

	21,514	19,790
Valuation allowance	(21,514)	(19,790)

Total deferred tax assets	—	—
Deferred tax liabilities:
Depreciation and amortization	—	—
Identifiable intangibles	—	—

Total deferred tax liabilities	—	—

Net deferred income tax liability	$—	$—

ASC 740 (formerly SFAS 109), Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that an approximately $21.6 million and $19.8 million valuation allowance at December 31, 2011 and 2010, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2011, 2010 and 2009 was an increase of approximately $1.7 million, $3.6 million and $3.1 million, respectively.

At December 31, 2011, the Company had approximately $61.2 million in net operating loss carry-forwards for U.S. federal income tax purposes that expire in various amounts through 2030. Approximately $15.0 million of the net operating loss carry-forwards relate to stock option deductions that will be recognized through additional paid-in-capital when the net operating losses are utilized. In May 2006, the Company acquired Nutrio, which had net operating losses of $3.3 million, which are subject to an annual Section 382 limitation. As a result of the Section 382 study update for 2010, it was determined that the Company has not experienced a change in control, as defined under Section 382 of the Internal Revenue Code. Therefore, the utilization of the Company’s net operating loss carry-forwards may be limited on an annual basis due to a previous change in control and could expire unused. Although the Company has not completed the required study update for 2011, the Company does not believe it has experienced any additional changes in control as defined under Section 382 of the Internal Revenue Code.

The reconciliation of income tax computed at the U.S federal statutory rate to income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.1)	(0.8)	(2.2)
Non-deductible items	0.1	21.2	14.4
Changes in valuation allowance	38.5	8.4	25.6
Return to provision adjustment	1.4	(0.1)	(2.1)
Foreign tax rate difference	(2.0)
Undistributed earnings of foreign subsidiary	—	—	—
Goodwill impairment	—	5.4	—
Other	—	(0.1)	(1.6)

	(0.1)%	0.0%	0.1%

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Net revenues and segment loss of the Company’s three reportable segments for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Net revenues:
U.S. business-to-consumer	$20,378	$20,233	$13,531
U.S. business-to-business	1,088	2,499	4,054

Total U.S.	21,466	22,732	17,585
Europe	597	625	523

Consolidated net revenues	$22,063	$23,357	$18,108

Segment (loss) income:
U.S. business-to-consumer	$(5,309)	$(10,762)	$(8,404)
U.S. business-to-business	345	(6,235)	1,043

Total U.S.	(4,964)	(16,997)	(7,361)
Europe	619	635	477

Consolidated loss from operations	$(4,345)	$(16,362)	$(6,884)

Identifiable assets of the Company’s three reportable segments and long-lived assets for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Identifiable assets:
U.S. business-to-consumer	$2,548	$3,265
U.S. business-to-business	144	326

Total U.S.	2,692	3,591
Europe	4	5

Total identifiable assets	$2,696	$3,596

Long-lived assets, net:
U.S. business-to-consumer	$598	$1,151
U.S. business-to-business	—	—

Total U.S.	598	1,151
Europe	—	—

Total long-lived assets	$598	$1,151

EDIETS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three years ended December 31, 2011, 2010 and 2009 (in thousands, except per share information):

	2011	2010	2009
Basic and diluted loss per common share:
Net loss	$(4,394)	$(43,273)	$(12,061)

Weighted average common shares outstanding	12,886	9,252	5,144

Basic and diluted loss per common share	$(0.34)	$(4.68)	$(2.34)

15. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	2011	2010
Net loss	$(4,394)	$(43,273)
Other comprehensive income (loss):
Foreign currency translation	(24)	116

Comprehensive loss	$(4,418)	$(43,157)

Accumulated other comprehensive loss as of December 31, 2011 and 2010 consists of foreign currency translation.

16. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

17. SUBSEQUENT EVENTS

During February 2012, the Company awarded approximately 236,000 stock options under its Incentive Plan to certain existing employees and consultants and 300,000 stock options to certain directors as 2012 compensation for Board of Director fees. The Company also awarded 400,000 options to the Company’s new chief executive officer during February 2012.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 in 20011 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued an amendment to ASC 220, Comprehensive Income, which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company plans to adopt this guidance as of January 1, 2012 and does not expect the adoption to have a material effect on our financial statements.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amount)
2011
Net revenues	$6,930	$5,949		$4,540	$4,644	$22,063
Loss from operations	(370)	(842)		(1,490)	(1,643)	(4,345)
Net loss	(383)	(851)		(1,503)	(1,657)	(4,394)
Basic and diluted loss per common share	(0.03)	(0.07)		(0.11)	(0.12)	(0.34)
2010
Net revenues	$5,018	$5,436		$6,013	$6,890	$23,357
Loss from operations	(2,217)	(9,453	)(1)	(3,434)	(1,258)	(16,362	)(1)
Net loss	(3,759)	(34,602	)(2)	(3,647)	(1,265)	(43,273	)(2)
Basic and diluted loss per common share	(0.65)	(3.76)		(0.32)	(0.11)	(4.68)

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

EDIETS.COM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED (REVERSED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
Year ended December 31, 2011
Allowance for doubtful accounts	$45	$(10)	$—		$(32	)(1)	$3
Returns reserve	25	—	967	(2)	(969	)(3)	23
Valuation allowance for deferred tax assets	19,790	1,724	—		—		21,514

Year ended December 31, 2010
Allowance for doubtful accounts	$67	$(12)	$—		$(10	)(1)	$45
Returns reserve	25	—	992	(2)	(992	)(3)	25
Valuation allowance for deferred tax assets	16,173	3,617	—		—		19,790

Year ended December 31, 2009
Allowance for doubtful accounts	$43	$15	$—		$9	(1)	$67
Returns reserve	25	—	505	(2)	(505	)(3)	25
Valuation allowance for deferred tax assets	13,065	3,108	—		—		16,173

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Gross amount added to returns reserve.
(3)

Gross refund and chargeback amounts paid of $1.0 million, $1.0 million and $0.5 million and non-cash adjustments to refund reserve of $2,000, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.