Form 10-Q
period 2012-03-31
EDIETS COM INC
filed 2012-05-15
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2012:

Common Stock, $.001 par value per share	14,310,534 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$327	$603
Accounts receivable, net	80	145
Inventory	59	70
Prepaid expenses and other current assets	264	345

Total current assets	730	1,163

Restricted cash	994	884
Property and office equipment, net	527	598
Intangible assets, net	3	4
Other assets	44	47

Total assets	$2,298	$2,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,095	$1,481
Accrued liabilities	999	940
Current portion of capital lease obligations	17	23
Deferred revenue	469	598
Related party debt - current	1,000	1,000

Total current liabilities	4,580	4,042

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	14	14
Additional paid-in capital	106,550	106,410
Accumulated deficit	(108,850)	(107,780)
Accumulated other comprehensive income (loss)	4	10

Total stockholders’ deficit	(2,282)	(1,346)

Total liabilities and stockholders’ deficit	$2,298	$2,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011

REVENUE
Meal delivery	$6,343	$5,546
Digital plans	447	771
Business-to-business	176	394
Other	157	219

TOTAL REVENUE	7,123	6,930

COSTS AND EXPENSES:
Cost of revenue
Meal delivery	3,333	3,151
Digital plans	45	87
Business-to-business	28	33
Other	34	50

Total cost of revenue	3,440	3,321
Technology and development	212	317
Sales, marketing and support	3,658	2,760
General and administrative	867	898
Amortization of intangible assets	3	4

Total costs and expenses	8,180	7,300

Loss from operations	(1,057)	(370)
Interest expense, net	(13)	(13)

Loss before income tax benefit (provision)	(1,070)	(383)
Income tax benefit (provision)	—	—

Net loss	$(1,070)	$(383)

Loss per common share:
Basic and diluted	$(0.07)	$(0.03)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	14,311	11,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011

Net loss	$(1,070)	$(383)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	(50)

Comprehensive loss	$(1,076)	$(433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,070)	$(383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74	265
Amortization of intangibles and other assets	3	4
Provision for (recovery of) bad debt	4	(1)
Stock-based compensation	140	282
Non-cash severance charges	—	55
Changes in operating assets and liabilities:
Accounts receivable	62	152
Inventory, prepaid expenses and other assets	92	129
Accounts payable and accrued liabilities	671	(163)
Restricted cash	(110)	(80)
Deferred revenue	(135)	(256)

Net cash (used in) provided by operating activities	(269)	4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and office equipment	(2)	(5)

Net cash used in investing activities	(2)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under private placement	—	1,572
Common stock issuance costs	—	(184)
Repayment of capital lease obligations	(5)	(5)

Net cash used in financing activities	(5)	1,383

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(276)	1,382
Cash and cash equivalents, beginning of period	603	468

Cash and cash equivalents, end of period	$327	$1,850

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.	ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2012, the Company had a net loss of approximately $1.1 million, and for the three months ended March 31, 2012, the Company used approximately $0.3 million of cash in its operating activities. As of March 31, 2012, the Company has an accumulated deficit of approximately $108.9 million and total stockholders’ deficit of approximately $2.3 million. As of March 31, 2012, the Company’s unrestricted cash balance was approximately $0.3 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses, debt obligations and capital expenditures, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011. The Company’s debt consists of $1.0 million of principal of related party promissory notes (the “Director Notes”) as of March 31, 2012. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Significant Accounting Policies

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8 week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped. In addition, during 2011, the Company began offering various “free offer” promotions whereby in accordance with ASC 605-50, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer.

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

Business-to-business revenue relates to the Company’s Nutrio subsidiary, also known as eDiets Corporate Services. eDiets Corporate Services generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC 605, Revenue Recognition). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight-line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

Other revenue relates primarily to royalty revenue and also includes advertising revenue and ecommerce revenue. Royalty revenue is derived from the exclusive technology licensing agreement related to the Company’s operations in the United Kingdom and Ireland and is being recognized on a straight-line basis. On July 31, 2009 the Company terminated the 15-year exclusive licensing agreement with Tesco Ireland Limited (“Tesco”) which provided Tesco with exclusive rights to use the Company’s personalized diet technology in the United Kingdom and Ireland, with an effective date of July 1, 2009. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

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

The Company’s debt consists of $1.0 million of principal of the Director Notes. During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, chairman of the Company’s board of directors, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer. Mr. Richardson is also controlling member of Prides Capital Partners, LLC, the general partner of Prides Capital Fund, LP, the Company’s largest stockholder (collectively, “Prides”). Interest accrues on the Director Notes at a rate of five percent (5%) per annum. These Director Notes are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of March 31, 2012, to determine the fair value of such debt.

The Company establishes a reserve for refunds for meal delivery and digital plan sales. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund, accordingly the Company estimates a reserve based on that assumption for future refunds. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue.

The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve for refunds. However, if actual results are not consistent with the estimates or assumptions stated above, the Company may be exposed to income or losses that could be material to the condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC 220, Comprehensive Income, which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted this guidance effective January 1, 2012.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Meal delivery	$6,343	$5,546
Digital plans	447	771
Business-to-business	176	394
Royalties	141	147
Advertising and Ecommerce	16	72

	$7,123	$6,930

4.	DEFERRED REVENUE

Deferred revenue consists of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Deferred revenue
Unearned meal delivery revenue and digital plans revenue	$256	$261
Unearned development revenue	56	36
Unearned licensing and maintenance fee revenue	14	23
Deferred royalty	143	278

Total deferred revenue	$469	$598

5.	WARRANTS

During February 2011, the Company issued warrants in connection with private placement subscription agreements, entitling the investors in the private placement to acquire a total of 381,183 shares of common stock at an exercise price of $1.7675 per share (the “2011 Private Placement Warrants). Each warrant has a three-year expiration date and is exercisable beginning immediately.

During 2009, the Company issued warrants (the “2009 Prides Warrants”) to Prides and issued warrants (the “2009 Private Placement Warrants”) to Mr. Richardson, Mr. Isgur and Mr. McGrath in connection with a private placement transaction. The 2009 Prides Warrants and the 2009 Private Placement Warrants all have a 10-year expiration date and are exercisable immediately.

Warrants outstanding as of March 31, 2012 are as follows:

	Warrants to Purchase Shares of Common Stock	Exercise Price
2009 Prides Warrants	241,931	$6.00
2009 Private Placement Warrants	95,944	$6.00
2011 Private Placement Warrants	381,183	$1.7675

Total warrants outstanding	719,058

Warrants issued to related parties as of March 31, 2012 totaled 628,605 of the total 719,058 warrants outstanding in the table above.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of March 31, 2012 and December 31, 2011, there were 2,785,819 and 1,857,135 options outstanding, respectively, under the Incentive Plan.

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

As of March 31, 2012 and December 31, 2011, 51,978 and 52,250 options, respectively, were outstanding under the Plan.

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

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	3.3	3.8
Risk-free interest rate	0.55%	1.4%
Expected volatility	1.18	.723
Expected dividend yield	—%	—%

EDIETS.COM, INC

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

During the quarters ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.1 million and $0.3 million, respectively.

The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$5	$7
Technology and development	18	46
Sales, marketing and support	62	94
General and administrative	55	135

	$140	$282

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans for the three months ended March 31, 2012 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,909	$5.62	7.90	$11
Granted	936	0.54
Exercised	—	—
Forfeited	(8)	4.40
Expired	—	—

Outstanding at March 31, 2012	2,838	$3.94	8.39	$88

Vested or expected to vest at March 31, 2012	2,359	$4.06	8.38	$55

Exercisable at March 31, 2012	1,251	$7.93	6.74	$—

The weighted-average fair value of stock options granted during the quarters ended March 31, 2012 and 2011 was $0.38 and $1.30, respectively.

There were no stock option exercises during 2012 and 2011. As of March 31, 2012, there was $0.4 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

7.	DEBT

On November 12, 2010, the Company issued the following Director Notes: (i) a promissory note to Kevin A. Richardson II, chairman of the Company’s board of directors and controlling manager of Prides, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

8.	LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately 35,000 and 159,000, respectively, for the three months ended March 31, 2012 and 2011. The Company did not have any dilutive potential common shares related to convertible debt.

9.	SEGMENT INFORMATION

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

Net revenues and segment loss of the Company’s three reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues:
U.S. business-to-consumer	$6,806	$6,389
U.S. business-to-business	176	394

Total U.S.	6,982	6,783
Europe	141	147

Consolidated net revenues	$7,123	$6,930

Segment (loss) income:
U.S. business-to-consumer	$(1,210)	$(788)
U.S. business-to-business	12	250

Total U.S.	(1,198)	(538)
Europe	141	168

Consolidated loss from operations	$(1,057)	$(370)

10.	LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue primarily in three ways.

•	We offer a nationwide weight-loss oriented meal delivery service.

•	We sell digital weight-loss programs.

•	We derive licensing revenues for the use of our intellectual property and development revenues related to the planning, design and development of private-label nutrition websites.

Subscription Business (includes our meal delivery plans and our digital subscription-based plans)

We offer a subscription-based nationwide weight-loss oriented meal delivery service. We also have been offering digital subscription-based plans in the United States since 1998, when we launched our first diet plan. Our digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences and include the related shopping lists and recipes. eDiets offers a variety of different digital diet plans, some of which we have developed and some of which we have licensed from third parties under exclusive arrangements.

Subscribers to our meal delivery and digital diet plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a meal delivery product or a digital diet plan, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by registered dietitians and the resources of approximately 45 customer service representatives and nutritionists.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our 2011 Form 10-K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION:

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with ASC 605-45, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8 week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped. In addition, during 2011, the Company began offering various “free offer” promotions whereby in accordance with ASC 605-50, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer.

We offer memberships to the proprietary content contained in our websites. Revenues from customer subscriptions are paid in advance mainly via credit/debit cards. Subscriptions to the digital plans are paid in advance and cash receipts are deferred and recognized as revenue on a straight-line basis over the period of the digital plan subscription. Beginning in January 2008, we began to offer a guarantee to all customers, under which if a customer did not meet their weight loss goal upon completion of consecutive six months of digital subscription and met the guarantee requirements they would receive the next six months of digital subscription for free. Consequently, we recognize digital subscription revenue over the potential term of twelve months of digital subscription or until the subscriber no longer meets the guarantee requirements, whichever comes first.

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

Other revenue relates primarily to royalty revenue and also includes advertising revenue and ecommerce revenue. Royalty revenue is derived from the exclusive technology licensing agreement related to our previous operations in the United Kingdom and Ireland and is being recognized on a straight-line basis.

Our most significant accounting estimate is our reserve for refunds for meal delivery and digital plan sales. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of prior month’s meal delivery sales will result in a refund, accordingly we estimate a reserve based on that assumption for future refunds. Since digital plan subscriber payments are deferred upon receipt, at the end of each month we reclassify a portion of our deferred revenue to reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the reserve for refunds. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Going concern and continuing operations

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2012, we had a net loss of approximately $1.1 million. We used approximately $0.3 million of cash in our operating activities during the three months ended March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $108.9 million, total stockholders’ deficit of $2.3 million and our unrestricted cash balance was approximately $0.3 million.

Due to uncertainty about our ability to meet our current operating expenses, debt obligations and capital expenditures, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011. Our debt consists of $1.0 million of principal of related party promissory notes, the Director Notes, as of March 31, 2012. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012.

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

The following table sets forth our consolidated results of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2012		2011
Revenue	100%		100%
Cost of revenue	48		48
Technology and development	3		5
Sales, marketing and support	51		40
General and administrative	12		13
Amortization of intangible assets		*		*
Interest expense, net		*		*
Income tax provision		*		*
Net loss	(14)%		(6)%

*	Less than 1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenue: Total revenue for the three months ended March 31, 2012 was approximately $7.1 million, an increase of approximately 2.8% versus the $6.9 million recorded in the corresponding prior year period.

Revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Meal delivery	$6,343	$5,546
Digital plans	447	771
Business-to-business	176	394
Royalties	141	147
Advertising and Ecommerce	16	72

Total revenue	$7,123	$6,930

Meal delivery had revenues of approximately $6.3 million, including shipping revenue, for the three months ended March 31, 2012 compared to $5.5 million for the corresponding prior year period. The 14% increase in meal delivery revenue for the first three months of 2012 as compared to the first three months of 2011 is directly related to an approximately 8% increase in meals shipped during the three months ended March 31, 2012 as compared to the same period of the prior year, combined with our higher priced meal delivery programs being the sales focus in our call center during the three months ended March 31, 2012 as compared to the same period of the prior year. We have expanded our meal delivery promotional offerings and are always adjusting the mix of our meal delivery promotional offerings. We maintained higher levels of advertising spend in order to achieve a higher volume of shipments compared to the corresponding prior year period.

Digital plans revenue was approximately $0.4 million for the three months ended March 31, 2012 compared to approximately $0.8 million in the corresponding prior year period. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. For the three months ended March 31, 2012, the average paying subscribers was approximately 35% lower than the corresponding prior year period, and the average weekly fees were approximately 1% lower than the corresponding prior year period. The number of overall active subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our overall reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods. Our advertising is now targeted primarily on driving potential customers to our call center rather than to our website. As a result of these factors and to offset further decreases in the liquidity of the digital business, we have diversified from a digital subscription-only model to an integrated business model that focuses on the sale of our meal delivery service which we believe permits us to better capture cross-selling opportunities and leverage our existing customer relationships.

Business-to-business revenues, comprising application development and license-related revenues, were approximately $0.2 million for the three months ended March 31, 2012 compared to $0.4 million in the corresponding prior year period. Development revenue and licensing revenue decreased during the three months ended March 31, 2012 as a result of a lack of new contract awards over the last several reporting periods and previous contracts not being renewed upon expiration. Our current Corporate Services customers are also using less of our consulting and support services compared to prior reporting periods, contributing to the continued business-to-business revenue decline.

Royalty revenues related to our licensing agreement with Tesco were approximately $141,000 for the three months ended March 31, 2012 compared to $147,000 in the corresponding prior year period.

Advertising revenue from our website and our newsletter and Ecommerce revenue was approximately $16,000 for the three months ended March 31, 2012 compared to $72,000 during the three months ended March 31 2011.

In the future we expect that revenue streams from meal delivery will continue to be a larger share of total revenue.

Cost of Revenue: Total cost of revenue for the three months ended March 31, 2012 was $3.4 million, as compared to $3.3 million for the corresponding prior year period.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Meal delivery	$3,333	$3,151
Digital plans	45	87
Business-to-business	28	33
Other	34	50

Total cost of revenue	$3,440	$3,321

Consolidated gross margin was approximately 52% for both the three months ended March 31, 2012 and the three months ended March 31, 2011. Meal delivery gross margin increased to approximately 48% for the three months ended March 31, 2012 compared to approximately 43% for the corresponding prior year period. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendor, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Gross margin for digital plans increased to approximately 90% for the three months ended March 31, 2012 compared to approximately 89% for the corresponding prior year period. This increase is primarily the result of a decrease in the amount included within digital plans cost of sales relating to our call center and depreciation. Business-to-business gross margin decreased to 84% during the three months ended March 31, 2012 from 92% during the corresponding prior year period, resulting from the 55% reduction in business-to-business revenue while business-to-business costs only decreased by 15%.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue increased to $3.3 million for the three months ended March 31, 2012 compared to $3.2 million in the corresponding prior year period. As a result of the increased revenue levels mentioned above, the variable costs of meal delivery revenue increased accordingly during the three months ended March 31, 2012.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to the exclusive license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional and consulting professionals and depreciation. Cost of digital plans revenue was below $0.1 million for both the three months ended March 31, 2012 and 2011 primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of business-to-business revenue consists primarily of Internet access fees to support the various Corporate Services customers. Cost of business-to-business revenue was less than $0.1 million for the both the three months ended March 31, 2012 and 2011.

Cost of other revenue consists primarily of Internet serving fees, product and fulfillment cost for ecommerce sales and credit card fees. Cost of other revenue was less than $0.1 million for both the three months ended March 31, 2012 and 2011.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our website and store our data. These expenses were approximately $0.2 million for the three months ended March 31, 2012 and approximately $0.3 million for the three months ended March 31, 2011. Technology and development compensation expenses were lower during 2012 due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of advertising expenses and compensation for employees in those departments related to promoting our meal delivery and digital subscription plans. Sales, marketing and support expenses were approximately $3.7 million for the three months ended March 31, 2012 compared to $2.8 million for the corresponding prior year period and represent mainly advertising media expense and compensation expense. The increase is the result of an increase in television and print advertising expense. In total, advertising media expense (television, print and online advertising) was $2.1 million for the three months ended March 31, 2012 and $1.7 million for the three months ended March 31, 2011. Additionally, costs of producing our advertisements, such as production costs relating to new television commercials or print advertisements, totaled approximately $0.2 million during the three months ended March 31, 2012 and less than $0.1 million during the corresponding prior year period. The expenses associated with another component of our sales process, our call center, increased during 2012 as we added staff and incentives to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries and benefits, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were $0.9 million for the three months ended March 31, 2012 compared to $0.9 million in the corresponding prior year period. General and administrative expenses were higher during 2012 due to severance and an acceleration of vested stock options during the first quarter of 2012 relating to two former officers of the Company.

Amortization of Intangible Assets: Amortization expense was less than $0.1 million for the three months ended March 31, 2012 and 2011.

Interest Expense, Net: Interest expense was approximately $13,000 for both the three months ended March 31, 2012 and 2011. Interest expense relates to the interest costs in connection with $1.0 million of principal of the Director Notes.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $1.1 million for the three months ended March 31, 2012 and a net loss of $0.4 million for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the three months ended March 31, 2012 was for advertising media expense (television, print and internet advertising) promoting meal delivery and digital diet programs to potential subscribers. Advertising expense in the first half of the year usually exceeds advertising in the second half of the year due to seasonality in the weight-loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, chairman of the Company’s board of directors and controlling member of Prides Capital Partners, LLC, the general partner of Prides Capital Fund L.P., the Company’s largest stockholder, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

At March 31, 2012, we had a net working capital deficit of approximately $3.9 million, compared to a net working capital deficit of approximately $2.9 million at December 31, 2011. Cash and cash equivalents at March 31, 2012 were approximately $0.3 million, a decrease of approximately $0.3 million from the balance of $0.6 million at December 31, 2011. Our accumulated deficit amounts to approximately $108.9 million as of March 31, 2012.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the three months ended March 31, 2012, we used approximately $0.3 million of cash in operating activities. Our cash flow related to our net loss of approximately $1.1 million, adjusted for, among other things, certain non-cash items including approximately $0.1 million of depreciation, $0.1 million of stock-based compensation, as well as an aggregate increase in cash flows from our operating assets and liabilities of $0.6 million.

Cash Flows from Investing Activities: For the three months ended March 31, 2012, we used a small amount of cash relating to capital expenditures during the three months ended March 31, 2012.

Cash Flows from Financing Activities: For the three months ended March 31, 2012, we repaid a small amount of capital lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectation that we will seek additional financial support and that management will continue to evaluate various possibilities, including a private placement or public offering of our common stock or securities convertible into our common stock, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional financial support from one or more sources;

•	our ability to maintain compliance with applicable regulatory requirements;

•	our ability to attract and retain customers at an acceptable cost;

•	the success of our marketing and advertising programs;

•	our ability to recruit and retain key executive officers;

•	our ability to accurately assess market demand for our products and remain competitive in the weight management industry;

•	our ability to enhance our existing products and services and continue to develop innovative new services and products that respond to new and evolving customer demands and achieve market acceptance;

•	our ability to improve our meal delivery margin, including through controlling increases in the cost of food and food services;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience website or call center service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our website;

•	our ability to meet our debt service obligations and repay the Director Notes at maturity;

•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) or 15d-15(e), as of March 31, 2012. Based on such evaluation, such officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 6.	Exhibits

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Principal Financial and Accounting Officer of the Company.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ Kevin A. Richardson, II
Kevin A. Richardson, II
Principal Financial and Accounting Officer
(Duly Authorized Officer)

DATE: May 15, 2012

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Principal Financial and Accounting Officer of the Company.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished herewith.