Form 10-Q
period 2012-06-30
EDIETS COM INC
filed 2012-08-16
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2012:

Common Stock, $.001 par value per share	14,310,534 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$603
Accounts receivable, net	4	26
Inventory	62	70
Prepaid expenses and other current assets	203	344
Current assets held for sale	100	120

Total current assets	496	1,163

Restricted cash	994	884
Property and office equipment, net	460	598
Intangible assets, net	3	4
Other assets	41	47

Total assets	$1,994	$2,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,198	$1,473
Accrued liabilities	691	924
Current portion of capital lease obligations	12	23
Deferred revenue	223	538
Related party debt - current	1,000	1,000
Current liabilities held for sale	139	84

Total current liabilities	4,263	4,042

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	14	14
Additional paid-in capital	106,702	106,410
Accumulated deficit	(108,994)	(107,780)
Accumulated other comprehensive income (loss)	9	10

Total stockholders’ deficit	(2,269)	(1,346)

Total liabilities and stockholders’ deficit	$1,994	$2,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUE
Meal delivery	$5,081	4,755	11,424	10,301
Digital plans	413	669	858	1,439
Other	140	206	297	425

TOTAL REVENUE	5,634	5,630	12,579	12,165

COSTS AND EXPENSES:

Cost of revenue
Meal delivery	2,756	2,739	6,089	5,890
Digital plans	42	63	87	150
Other	27	25	61	75

Total cost of revenue	2,825	2,827	6,237	6,115
Technology and development	144	202	315	492
Sales, marketing and support	2,118	2,345	5,689	5,025
General and administrative	684	1,168	1,543	2,063
Amortization of intangible assets	3	3	6	6

Total costs and expenses	5,774	6,545	13,790	13,701

Loss from operations	(140)	(915)	(1,211)	(1,536)
Interest expense, net	(13)	(13)	(26)	(26)

Loss from continuing operations before income tax benefit (provision)	(153)	(928)	(1,237)	(1,562)
Income tax benefit (provision)	—	4	—	4

Loss from continuing operations	(153)	(924)	(1,237)	(1,558)
Income from discontinued operations, net of tax	9	73	23	324

Net loss	$(144)	$(851)	$(1,214)	$(1,234)

Basic and diluted loss per common share:
Continuing operations	$(0.01)	$(0.07)	$(0.09)	$(0.13)
Discontinued operations	—	—	—	(0.03)

Net loss per common share	$(0.01)	$(0.07)	$(0.09)	$(0.10)

Weighted average common and common equivalent shares outstanding – basic and diluted:	14,311	12,755	14,311	12,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(144)	$(851)	$(1,214)	$(1,234)
Other comprehensive loss:
Foreign currency translation adjustments	5	(17)	(1)	(67)

Comprehensive loss	$(139)	(868)	(1,215)	(1,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,214)	$(1,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	416
Amortization of intangibles and other assets	6	7
Provision for (recovery of) bad debt	25	(7)
Stock-based compensation	292	876
Non-cash severance charges	—	67
Changes in operating assets and liabilities:
Accounts receivable	16	223
Inventory, prepaid expenses and other assets	150	307
Restricted cash	(110)	(80)
Accounts payable and accrued liabilities	488	(687)
Deferred revenue	(265)	(484)

Net cash (used in) provided by operating activities	(472)	(596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and office equipment	(2)	(12)

Net cash used in investing activities	(2)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under private placement	—	1,572
Proceeds from issuance of common stock – private placement	—	1,962
Common stock issuance costs	—	(300)
Repayment of capital lease obligations	(2)	(10)

Net cash used in financing activities	(2)	3,224

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(476)	2,616
Cash and cash equivalents, beginning of period	603	468

Cash and cash equivalents, end of period	$127	$3,084

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$2

The statement above combines the cash flows of discontinued operations with the cash flows from continuing operations. See Note 3 for further discussion of discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from continuing operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company’s Nutrio.com, Inc. subsidiary, also known as eDiets Corporate Services, has been classified as a discontinued operation. See Note 3 for further information regarding discontinued operations. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and six months ended June 30, 2012, the Company had a net loss of approximately $0.1 million and $1.2 million, and for the six months ended June 30, 2012, the Company used approximately $0.5 million of cash in its operating activities. As of June 30, 2012, the Company has an accumulated deficit of approximately $109.0 million and total stockholders’ deficit of approximately $2.3 million. As of June 30, 2012, the Company’s unrestricted cash balance was approximately $0.1 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses, debt obligations and capital expenditures, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011. The Company’s debt consists of $1.0 million of principal of related party notes (the “Director Notes”) as of June 30, 2012. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012.

The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results of continuing operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing all of their investment in the Company. There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with Accounting Standards Codification (“ASC”) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, the Company began offering various “free offer” promotions whereby the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

In accordance with ASC605-45, the Company recognizes gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

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

The Company’s debt consists of $1.0 million of principal of the Director Notes. During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, chairman of the Company’s board of directors and controlling member of Prides Capital Fund, L.P. (“Prides”), the Company’s largest stockholder, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. These Director Notes are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of June 30, 2012, to determine the fair value of such debt.

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

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. DISCONTINUED OPERATIONS

On August 6, 2012, the Company and its wholly-owned subsidiary, Nutrio.com, Inc. (together “the Sellers”), entered into an Asset Purchase Agreement (“Purchase Agreement”) with Nutrio, LLC. Pursuant to the terms of the Purchase Agreement, Nutrio, LLC purchased all of the Sellers’ right, title and interest in and to certain assets relating to the Sellers’ corporate services business (the “Nutrio Business”) for an aggregate purchase price of $255,000.

The Nutrio Business provides private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries, and has been referred to as “eDiets Corporate Services” and “business-to-business” in the Company’s Annual Report on Form 10-K. The Company previously reported Nutrio Business revenue and cost of revenue separately on its consolidated statements of operations. The Nutrio Business generates three types of business-to-business revenue. Licensing and development revenues are accounted for in accordance with (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC 605, Revenue Recognition). Development revenue relates to the planning, design and development of websites for customers. Both licensing and development revenues are recognized on a straight-line basis over the license period once the website is launched. Consulting revenue relates to consulting services provided to customers and revenue is recognized when services and/or deliverables are completed and collection is probable.

Pursuant to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, the operating results of the Nutrio Business have been included in “Income from discontinued operations, net of tax” within the accompanying Condensed Consolidated Statements of Operations, and certain assets and liabilities have been reclassified as assets and liabilities held for sale within the accompanying Condensed Consolidated Balance Sheets. As a result, prior period comparative financial statements have been restated. The Company has combined cash flows from discontinued operations with cash flows from continuing operations in the accompanying Condensed Consolidated Statement of Cash Flows for all periods presented.

Nutrio Business revenue and the income from discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$173	$319	$351	$714
Income from discontinued operations, net of tax	9	73	23	324

Assets and liabilities held for sale in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2012	December 31, 2011
Accounts receivable, net	$100	$119
Prepaid expenses and other current assets	—	1

Current assets held for sale	$100	$120

Accounts payable	$11	$8
Accrued liabilities	17	16
Deferred revenue	111	60

Current liabilities held for sale	$139	$84

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Meal delivery	$5,081	$4,755	$11,424	$10,301
Digital plans	413	669	858	1,439
Royalties	138	154	278	301
Advertising and Ecommerce	2	52	19	124

	5,634	5,630	12,579	12,165

5. DEFERRED REVENUE

Deferred revenue consists of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Deferred revenue
Unearned meal delivery revenue and digital plans revenue	$223	$260
Deferred royalty	—	278

Total deferred revenue	$223	$538

6. WARRANTS

During February 2011, the Company issued warrants in connection with private placement subscription agreements, entitling the investors in the private placement to acquire a total of 381,183 shares of common stock at an exercise price of $1.7675 per share (the “2011 Private Placement Warrants”). Each warrant has a three-year expiration date and is exercisable beginning immediately.

During 2009, the Company issued warrants (the “2009 Prides Warrants”) to Prides and issued warrants (the “2009 Private Placement Warrants”) to investors in connection with a private placement transaction. The 2009 Prides Warrants and the 2009 Private Placement Warrants all have a 10-year expiration date and are exercisable immediately.

Warrants outstanding as of June 30, 2012 are as follows:

	Warrants to Purchase Shares of Common Stock	Exercise Price
2009 Prides Warrants	241,931	$6.00
2009 Private Placement Warrants	95,944	$6.00
2011 Private Placement Warrants	381,183	$1.7675

Total warrants outstanding	719,058

Warrants issued to related parties as of June 30, 2012 totaled 628,605 of the total 719,058 warrants outstanding in the table above.

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

As of June 30, 2012 and December 31, 2011, there were 2,862,811 and 1,857,135 options outstanding, respectively, under the Incentive Plan.

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

As of June 30, 2012 and December 31, 2011, 51,046 and 52,250 options, respectively, were outstanding under the Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	4.0	4.0	3.9	3.8
Risk-free interest rate	0.62%	1.7%	0.62%	1.4%
Expected volatility	1.20	.854	1.18	.745
Expected dividend yield	—%	—%	—%	—%

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

During the quarters ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.2 million and $0.6 million, respectively. During the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.3 million and $0.9 million, respectively.

The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$4	$17	$9	$25
Technology and development	8	57	23	99
Sales, marketing and support	26	113	80	196
General and administrative	107	355	162	490
Stock compensation related to discontinued operations	7	51	18	66

	$152	$593	$292	$876

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2012 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,909	$5.62	7.90	$11
Granted	1,086	0.51
Exercised	—	—
Forfeited	(34)	4.76
Expired	(47)	17.69

Outstanding at June 30, 2012	2,914	$3.53	7.97	$19

Vested or expected to vest at June 30, 2012	2,507	$3.76	7.83	$13

Exercisable at June 30, 2012	1,703	$5.53	6.90	$—

The weighted-average fair value of stock options granted during the quarters ended June 30, 2012 and 2011 was $0.23 and $1.37, respectively. The weighted-average fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $0.33 and $1.33, respectively.

There were no stock option exercises during 2012 and 2011. As of June 30, 2012, there was $0.2 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

8. DEBT

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

9. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were approximately zero and 11,000, respectively, for the three and six months ended June 30, 2012, and approximately 100,000 and 158,000, respectively, for the three and six months ended June 30, 2011. The Company did not have any dilutive potential common shares related to convertible debt.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. SEGMENT INFORMATION

ASC 280 (formerly SFAS 131), Segment Reporting, designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in a single market consisting of the sale of services, information and products (ecommerce and meal delivery) related to nutrition, fitness and motivation. The Company has two reportable segments: the U.S. business-to-consumer segment and the European business segment. Meal delivery and Digital plans operations are included in the U.S. business-to-consumer segment.

The Company does not engage in inter-company revenue transfers between segments. The Company’s management evaluates performance based primarily on business segment. Accounting policies of the reportable segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment loss of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues:
U.S. business-to-consumer	$5,496	$5,476	$12,300	$11,864

Total U.S.	5,496	5,476	12,300	11,864
Europe	138	154	279	301

Total revenues	$5,634	$5,630	$12,579	$12,165

Segment (loss) income:
U.S. business-to-consumer	$(278)	$(1,070)	$(1,490)	$(1,859)

Total U.S.	(278)	(1,070)	(1,490)	(1,859)
Europe	138	155	279	323

Loss from operations	$(140)	$(915)	$(1,211)	$(1,536)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. SUBSEQUENT EVENTS

As described in Note 3, the Company and its wholly-owned subsidiary, Nutrio.com, Inc. (together “the Sellers”), entered into a Purchase Agreement with Nutrio, LLC on August 6, 2012. Pursuant to the terms of the Purchase Agreement, Nutrio, LLC purchased all of the Sellers’ right, title and interest in and to certain assets relating to the Sellers’ corporate services business for an aggregate purchase price of $255,000.

Pursuant to the Purchase Agreement, Nutrio, LLC had the right to reduce the cash purchase price payment by the amount of previously billed receivables that relate to post-closing periods. Nutrio, LLC reduced the amount of the cash purchase price payment by approximately $70,000 on August 6, 2012. The Company expects to collect the amount in accordance with the collection terms as invoiced, which is generally within 45 days. In the event that any portion of the $70,000 is not collected, the Company would seek collection from Nutrio, LLC to collect the full amount of the $255,000 purchase price.

On August 10, 2012, the Company entered into a letter of intent (the “Letter of Intent”) with As Seen On TV, Inc. (“ASTV”), a direct response marketing company, whereby ASTV agreed to acquire all of the Company’s outstanding shares of common stock in exchange for 16,185,392 newly issued shares of ASTV common stock, representing an acquisition price of approximately $0.80 per share of the Company’s common stock. Under the Letter of Intent, all other outstanding securities of the Company exercisable or exchangeable for, or convertible into, capital stock of the Company would be deemed converted into, and exchanged for securities of ASTV on an as converted basis immediately prior to the record date of the acquisition.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Letter of Intent is subject to numerous conditions, including satisfactory completion of due diligence, negotiation of a definitive purchase agreement and closing of the acquisition on or before November 1, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, “the Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue primarily in two ways.

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

Subscribers to our meal delivery and digital diet plans are acquired through our own advertising or through co-marketing arrangements with third parties. In addition to a meal delivery product or a digital diet plan, they receive access to support offerings including interactive online information, communities and education as well as telephone and online support. eDiets offers message boards on various topics of interest to our subscribers, online meetings presented by a dietitian and the resources of approximately 40 customer service representatives.

Meal delivery subscribers generally purchase a full week or five days of prepared breakfasts, lunches, and dinners, supplemented by snacks that are generally shipped to arrive within two or three days.

Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all of our digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation.

License Business (includes royalty revenue)

We recognize royalty revenue as a result of having licensed to Tesco plc (“Tesco”) the exclusive rights to use eDiets brand and diet plan technology in the UK and Ireland. Effective July 31, 2009, we terminated this exclusive licensing agreement with Tesco. The termination agreement provides Tesco with certain continuing rights in the Company technology used by or incorporated into Tesco’s diet website prior to termination, including a three-year non-exclusive right to use such technology and, thereafter, an assignment of certain intellectual property rights relating to such technology.

DISCONTINUED OPERATIONS

On August 6, 2012, the Company and its wholly-owned subsidiary, Nutrio.com, Inc. (together “the Sellers”), entered into an Asset Purchase Agreement (“Purchase Agreement”) with Nutrio, LLC. Pursuant to the terms of the Purchase Agreement, Nutrio, LLC purchased all of the Sellers’ right, title and interest in and to certain assets relating to the Sellers’ corporate services business (the “Nutrio Business”) for an aggregate purchase price of $255,000.

The Nutrio Business provides private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries, and has been referred to as “eDiets Corporate Services” and “business-to-business” in the Company’s Annual Report on Form 10-K. The Company previously reported Nutrio Business revenue and cost of revenue separately on its consolidated statements of operations.

Pursuant to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, the operating results of the Nutrio Business have been included in “Income from discontinued operations, net of tax”, and certain assets and liabilities have been reclassified as assets and liabilities held for sale. We reported income from discontinued operations, net of taxes, for the three and six months ended June 30, 2012 of approximately $9,000 and $23,000, respectively.

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

REVENUE RECOGNITION:

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with Accounting Standards Codification (ASC) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk when the customers place orders. Beginning in January 2008 we began offering two promotions: a) buy seven weeks of meal delivery and get the 8th week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, we began offering various “free offer” promotions whereby we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

In accordance with ASC 605-45, we recognize gross digital subscription revenues associated with licensed diet and fitness plans based on the relevant facts of the related license agreements, while the license fee incurred to the licensor is included in cost of revenues.

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

RESULTS OF OPERATIONS

Going concern and continuing operations

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and six months ended June 30, 2012, we had a net loss of approximately $0.1 million and $1.2 million. We used approximately $0.5 million of cash in our operating activities during the six months ended June 30, 2012. As of June 30, 2012, we had an accumulated deficit of $109.0 million, total stockholders’ deficit of $2.3 million and our unrestricted cash balance was approximately $0.1 million.

Due to uncertainty about our ability to meet our current operating expenses, debt obligations and capital expenditures, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011. Our debt consists of $1.0 million of principal of related party promissory notes (the “Director Notes”) as of June 30, 2012. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012.

On August 10, 2012, we entered into a letter of intent (the “Letter of Intent”) with As Seen On TV, Inc. (“ASTV”), a direct response marketing company, whereby ASTV agreed to acquire all of our outstanding shares of common stock in exchange for 16,185,392 newly issued shares of ASTV common stock, representing an acquisition price of approximately $0.80 per share of the Company’s common stock. Under the Letter of Intent, all of our other outstanding securities exercisable or exchangeable for, or convertible into, our capital stock would be deemed converted into, and exchanged for securities of ASTV on an as converted basis immediately prior to the record date of the acquisition.

The Letter of Intent is subject to numerous conditions, including satisfactory completion of due diligence, negotiation of a definitive purchase agreement and closing of the acquisition on or before November 1, 2012.

Both before and after consummation of the transactions described in the Letter of Intent, and if those transactions are never consummated, the continuation of our business is dependent upon raising additional financial support. In light of our results of operations, management has and intends to continue to evaluate various possibilities to the extent these possibilities do not conflict with our obligations under the Letter of Intent. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing all of their investment in the Company.

There can be no assurances that we will be successful in raising adequate additional financial support. If not, we will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

The following table sets forth our consolidated results of operations expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%

Cost of revenue	50	50	50	50
Technology and development	3	4	3	4
Sales, marketing and support	38	42	45	41
General and administrative	12	21	12	17
Amortization of intangible assets	*	*	*	*
Interest expense, net	*	*	*	*
Income tax benefit (provision)	*	*	*	*
Loss from continuing operations	(3)	(16)	(10)	(13)
Income from discontinued operations, net of tax	*	1	*	3
Net loss	(3)%	(15)%	(10)%	(10)%

*	Less than 1%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Revenue: Total revenue for the three and six months ended June 30, 2012 was approximately $5.6 and $12.6 million, respectively, relatively flat compared to the prior year quarter and an increase of approximately 3% versus the $5.6 million and $12.2 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Meal delivery	$5,081	$4,755	$11,424	$10,301
Digital plans	413	669	858	1,439
Royalties	138	154	278	301
Advertising and Ecommerce	2	52	19	124

Total revenue	$5,634	$5,630	$12,579	$12,165

Meal delivery had revenues of approximately $5.1 million and $11.4 million, including shipping revenue, for the three and six months ended June 30, 2012, respectively, compared to approximately $4.8 million and $10.3 million for the corresponding prior year periods. The 7% increase in meal delivery revenue for the three months ended June 30, 2012 compared to the corresponding period of the prior year is directly related to an approximately 6% increase in meals shipped during the three months ended June 30, 2012. The 11% increase in meal delivery revenue for the six months ended June 30, 2012 compared to the corresponding period of the prior year is directly related to an approximately 7% increase in meals shipped during the six months ended June 30, 2012. We have expanded our meal delivery promotional offerings and are always adjusting the mix of our meal delivery promotional offerings. We decreased advertising spend levels during the three months ended June 30, 2012, but the higher levels of advertising spend during the first quarter of 2012 enabled us to acquire a sufficient number of new customers during the three and six months ended June 30, 2012 in order to achieve a higher volume of shipments compared to the corresponding prior year period.

Digital plans revenue was approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2012, respectively, compared to approximately $0.7 million and $1.4 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. As of June 30, 2012, the average paying subscribers was approximately 38% lower than the corresponding prior year period, and during the three and six months ended June 30, 2012, the average weekly fees were lower than the corresponding prior year periods. The number of overall active subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our overall reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods. Our advertising is now targeted primarily on driving potential customers to our call center rather than to our website. As a result of these factors and to offset further decreases in the liquidity of the digital business, we have diversified from a digital subscription-only model to an integrated business model that focuses on the sale of our meal delivery service which we believe permits us to better capture cross-selling opportunities and leverage our existing customer relationships.

Royalty revenues related to our licensing agreement with Tesco were approximately $138,000 and $278,000 for the three and six months ended June 30, 2012. Royalty revenue remained relatively flat compared to the corresponding prior year periods.

Advertising revenue and Ecommerce revenue was approximately $2,000 and $19,000 for the three and six months ended June 30, 2012, respectively, compared to approximately $52,000 and $124,000 during the three and six months ended June 30, 2012. We no longer focus on generating advertising revenue from third-party banner impressions on our website.

In the future we expect that revenue streams from meal delivery will continue to be the largest share of total revenue.

Cost of Revenue: Total cost of revenue for the three and six months ended June 30, 2012 was approximately $2.8 million and $6.2 million, respectively, as compared to approximately $2.8 million and $6.1 million for the corresponding prior year period.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Meal delivery	$2,756	$2,739	$6,089	$5,890
Digital plans	42	63	87	150
Other	27	25	61	75

Total cost of revenue	$2,825	$2,827	$6,237	$6,115

Consolidated gross margin was approximately 50% for both the three and six months ended June 30, 2012, respectively, compared to approximately 50% for both the three and six months ended June 30, 2011. Meal delivery gross margin increased to approximately 46% and 47% for the three and six months ended June 30, 2012, respectively, compared to approximately 42% and 43% for the corresponding prior year periods. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendor, and a reduction in our shipping costs. We anticipate our total gross margin will continue to improve in the future as our efforts to improve the meal delivery margin through reduced food costs and increased shipping efficiencies continue to be realized. Gross margin for digital plans remained relatively flat at approximately 90% for both the three and six months ended June 30, 2012, respectively, compared to approximately 91% and 90% for the corresponding prior year periods.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue was $2.8 million and $6.1 million for the three and six months ended June 30, 2012, respectively, compared to $2.7 million and $5.9 million in the corresponding prior year periods. As a result of the increased revenue levels mentioned above, the variable costs of meal delivery revenue increased accordingly during the three and six months ended June 30, 2012.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional professionals and depreciation. Cost of digital plans revenue was below $0.1 million for both the three and six months ended June 30, 2012 primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of other revenue consists primarily of Internet serving fees. Cost of other revenue was less than $0.1 million for both the three and six months ended June 30, 2012 and 2011.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our website and store our data. These expenses were approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively, compared to approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2011. Technology and development compensation expenses were lower during 2012 due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of advertising expenses and compensation for employees in those departments related to promoting our meal delivery and digital subscription plans. Sales, marketing and support expenses were approximately $2.1 million and $5.7 million for the three and six months ended June 30, 2012, respectively, compared to approximately $2.3 million and $5.0 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. Our advertising media expense (television, print and online advertising) during the three months ended June 30, 2102 was approximately $1.3 million compared to $1.4 million during the corresponding prior year period. The decrease is the result of lower advertising media expense in an effort to manage our customer acquisition cost and control our cash burn rate during the seasonally slower summer months. Advertising media expense (television, print and online advertising) during the six months ended June 30, 2012 was approximately $3.3 million compared to $3.1 million during the corresponding prior year period. The increase is the result of an increase in television and print advertising expense. Additionally, costs of producing our advertisements, such as production costs relating to new television commercials or print advertisements, totaled approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2012 and less than $0.1 million during both of the corresponding prior year periods. The expenses associated with another component of our sales process, our call center, increased during 2012 as we added staff and incentives to drive higher sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries and benefits, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $0.7 million and $1.5 million for the three and six months ended June 30, 2012 compared to $1.2 million and $2.1 million in the corresponding prior year periods. General and administrative expenses were lower during 2012 due to a reduction in headcount and an overall reduction in corporate expenses.

Amortization of Intangible Assets: Amortization expense was less than $0.1 million for both the three and six months ended June 30, 2012 and 2011.

Interest Expense, Net: Interest expense was approximately $13,000 and $26,000 for the three and six months ended June 30, 2012 and 2011. Interest expense relates to the interest costs in connection with $1.0 million of principal of the Director Notes.

Income From Discontinued Operations, Net of Tax: The Company previously reported Nutrio’s business-to-business revenue and cost of revenue separately on its consolidated statements of operations. The operating results of Nutrio have been included in income from discontinued operations, net of tax.

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $0.1 million and $1.2 million for the three and six months ended June 30, 2012, respectively and a net loss of $0.9 million and $1.2 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the three and six months ended June 30, 2012 was for advertising media expense (television, print and internet advertising) promoting meal delivery and digital diet programs to potential subscribers. Advertising expense in the first half of the year usually exceeds advertising expense in the second half of the year due to seasonality in the weight-loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

During November 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, chairman of the Company’s board of directors and controlling member of Prides Capital Fund, L.P. (“Prides”), the Company’s largest stockholder, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

At June 30, 2012, we had a net working capital deficit of approximately $3.8 million, compared to a net working capital deficit of approximately $2.9 million at December 31, 2011. Cash and cash equivalents at June 30, 2012 were approximately $0.1 million, a decrease of approximately $0.5 million from the balance of $0.6 million at December 31, 2011. Our accumulated deficit amounts to approximately $109.0 million as of June 30, 2012.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the six months ended June 30, 2012, we used approximately $0.5 million of cash in operating activities. Our cash flow related to our net loss of approximately $1.2 million, adjusted for, among other things, certain non-cash items including approximately $0.1 million of depreciation, $0.3 million of stock-based compensation, as well as an aggregate increase in cash flows from our operating assets and liabilities of $0.3 million.

Cash Flows from Investing Activities: For the six months ended June 30, 2012, we used a small amount of cash relating to capital expenditures.

Cash Flows from Financing Activities: For the six months ended June 30, 2012, we repaid a small amount of capital lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectation that we will enter into a definitive merger agreement with As Seen on TV, Inc. and consummate the merger by November 1, 2012;

•

our expectation that, to the extent it does not conflict with our obligations under the Letter of Intent with As Seen on TV, Inc., we will seek additional financial support and that management will continue to evaluate various possibilities, including a private placement or public offering of our common stock or securities convertible into our common stock, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code;

•	our belief regarding market demand for our products;

•	our expectation that our total gross margins will continue to improve in the future as our continued efforts to improve meal delivery margin are realized;

•	our expectation that revenue streams from meal delivery will continue to be the largest share of total revenues;

•	our intended use of our liquidity;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to enter into a definitive merger agreement with As Seen on TV, Inc. and consummate the merger pursuant to the terms of the merger agreement, including the ability and willingness of each party to fulfill their respective due diligence and closing condition obligations;

•	our ability to attract and retain customers at an acceptable cost;

•	our ability to raise additional financial support from one or more sources;

•	our ability to sufficiently increase our revenues and control expenses, including through controlling increases in the cost of food and food services;

•	the effectiveness of our marketing and advertising programs;

•	our ability to recruit and retain key executive officers;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience website or call center service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our website;

•	our ability to meet our debt service obligations and repay the Director Notes at maturity;

•	health or advertising related claims by consumers;

•	general business and economic conditions, including the state of the credit markets and capital markets;

•	our ability to maintain compliance with applicable regulatory requirements; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2012. Based on such evaluation, such officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 5. Other Information

On August 10, 2012, we entered into a Letter of Intent with As Seen on TV, Inc. (“ASTV”) which contemplates that a wholly owned subsidiary of ASTV will merge with and into eDiets.com, Inc., following which we would be the surviving corporation and a wholly owned subsidiary of ASTV (the “Merger”). Pursuant to the Letter of Intent, it is contemplated that our stockholders would receive an aggregate of 16,185,392 newly issued shares of ASTV common stock in the Merger, representing an acquisition price of approximately $0.80 per share of our common stock as of August 10, 2012. Under the Letter of Intent, all warrants and options exercisable or convertible into our common stock which are outstanding immediately prior to the effective time of the Merger will be exchanged for stock options and warrants of ASTV with substantially equivalent vesting and exercise rights.

The Letter of Intent is nonbinding, except for certain provisions relating to confidentiality, exclusivity, public announcements and costs. A binding commitment to undertake the Merger will result only when we enter into a definitive merger agreement with ASTV. Although the Merger is anticipated to take place by November 1, 2012, there is no assurance that the parties will enter into a definitive merger agreement or, if entered, when the Merger will occur or if it will occur at all. In this regard, the Merger contemplated by the Letter of Intent is subject to numerous conditions, including, but not limited to, the following:

•	Satisfaction by each party with its due diligence review of the other;

•	Accuracy and completeness of representations and warranties at the date of the merger agreement and at the effective time of the Merger;

•	Compliance with those covenants set forth in the merger agreement;

•	Approval of the Merger by our Board of Directors and the Board of Directors of ASTV;

•

Receipt of approval for the Merger from our stockholders (which we anticipate will be received in the form of a written consent executed by our majority stockholder at the time of entering into the merger agreement)

•	Distribution of an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•

Effectiveness of a registration statement on Form S-4 under the Securities Act of 1933, as amended, relating to shares of ASTV common stock that would be issued to our stockholders in the Merger, and the lack of material misstatement therein or omission therefrom;

•	Compliance by ASTV with applicable state securities law or “blue sky” requirements relating to the Merger;

•	Modification or repayment of the related party debt that we currently owe to certain of our directors in a manner acceptable to the holders of the Director Notes, ASTV and the Company;

•

Receipt of opinions by each of ASTV and the Company as to the fairness, from a financial point of view, of the Merger consideration, provided, however, that the Board of Directors of either party may determine not to seek such an opinion if, in their discretion, they deem such opinion not to be necessary;

•	All required governmental approvals, consents and filings have been made or obtained;

•	No action pending or threatened challenging the merger or imposing limitations on the surviving entity;

•	No material adverse change in either party’s business, prospects, financial condition, results of operations, or capitalization;

•	Executed employment agreements with certain key officers on terms reasonably satisfactory to ASTV;

•	Continued quotation of the ASTV Common Stock on the OTCQB or OTCBB;

•	Continued compliance by the parties with their periodic reporting requirements under the Exchange Act; and

•	Customary opinions of counsel for both parties.

The Letter of Intent contemplates that we may issue up to $500,000 of our securities prior to the Merger in connection with one or more financing transactions. In addition, the Letter of Intent contemplates that, upon execution of a definitive merger agreement, (i) either party may terminate the merger agreement if the Merger does not occur by November 1, 2012 and (ii) in the event that either party terminates the merger agreement, other than due to the failure of the other party to satisfy the conditions or perform or otherwise comply with covenants set forth in the merger agreement, such party shall be required to pay to the other within five business days a break-up fee in the amount of $1,000,000.

The foregoing description of the Letter of Intent does not purport to be complete and is qualified in its entirety by reference to the Letter of Intent, a copy of which is filed as Exhibit 10.67 and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are included herein:

10.67	Letter of Intent dated August 10, 2012 by and between As Seen On TV, Inc. and eDiets.com, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Principal Financial and Accounting Officer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ Kevin A. Richardson, II
Kevin A. Richardson, II
Principal Financial and Accounting Officer
(Duly Authorized Officer)

DATE: August 15, 2012

Exhibit Index

Exhibit No.	Description

10.67	Letter of Intent dated August 10, 2012 by and between As Seen On TV, Inc. and eDiets.com, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Principal Financial and Accounting Officer of the Company.