Form 10-Q/A
period 2012-06-30
EDIETS COM INC
filed 2012-09-06
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of eDiets.com, Inc. for the quarter ended June 30, 2012 filed on August 16, 2012 (the “Form 10-Q”) for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.67*	Letter of Intent dated August 10, 2012 by and between As Seen On TV, Inc. and eDiets.com, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1†	Section 1350 Certification of Chief Executive Officer of the Company.

32.2†	Section 1350 Certification of Principal Financial and Accounting Officer of the Company.

101.INS¯	XBRL Instance Document.

101.SCH¯	XBRL Taxonomy Extension Schema Document.

101.CAL¯	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF¯	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB¯	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE¯	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
†	Previously furnished.
¯	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eDiets.com, Inc.

/s/ Kevin A. Richardson, II
Kevin A. Richardson, II
Principal Financial and Accounting Officer
(Duly Authorized Officer)

DATE: September 5, 2012

Exhibit Index

Exhibit No.	Description

10.67*	Letter of Intent dated August 10, 2012 by and between As Seen On TV, Inc. and eDiets.com, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1†	Section 1350 Certification of Chief Executive Officer of the Company.

32.2†	Section 1350 Certification of Principal Financial and Accounting Officer of the Company.

101.INS¯	XBRL Instance Document.

101.SCH¯	XBRL Taxonomy Extension Schema Document.

101.CAL¯	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF¯	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB¯	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE¯	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
†	Previously furnished.
¯	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

4