Form 10-Q
period 2012-09-30
EDIETS COM INC
filed 2012-11-16
CIK 1094058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-30559

eDiets.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-0952883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 SW 12th Avenue, Suite 210 Pompano Beach	33069
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 9, 2012:

Common Stock, $.001 par value per share	14,310,534 shares

eDiets.com, Inc,

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDIETS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183	$603
Restricted cash - current	544	—
Accounts receivable, net	24	26
Inventory	56	70
Prepaid expenses and other current assets	295	344
Current assets held for sale	—	120

Total current assets	1,102	1,163

Restricted cash - non-current	450	884
Property and office equipment, net	164	598
Intangible assets, net	2	4
Other assets	49	47

Total assets	$1,767	$2,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,252	$1,473
Accrued liabilities	373	924
Current portion of capital lease obligations	6	23
Promissory notes - current	148	—
Deferred revenue	203	538
Related party debt - current	1,500	1,000
Other current liabilities	544	—
Current liabilities held for sale	—	84

Total current liabilities	5,026	4,042
Promissory notes - non-current	204	—
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock	14	14
Additional paid-in capital	106,796	106,410
Accumulated deficit	(110,283)	(107,780)
Accumulated other comprehensive income	10	10

Total stockholders’ deficit	(3,463)	(1,346)

Total liabilities and stockholders’ deficit	$1,767	$2,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Meal delivery	$2,874	3,542	14,298	13,843
Digital plans	368	595	1,226	2,034
Other	1	180	298	605

TOTAL REVENUE	3,243	4,317	15,822	16,482

COSTS AND EXPENSES:
Cost of revenue
Meal delivery	1,633	2,082	7,722	7,972
Digital plans	41	53	128	203
Other	20	11	81	86

Total cost of revenue	1,694	2,146	7,931	8,261
Technology and development	171	182	486	674
Sales, marketing and support	1,640	2,527	7,329	7,552
General and administrative	1,367	986	2,910	3,049
Amortization of intangible assets	2	4	8	10

Total costs and expenses	4,874	5,845	18,664	19,546

Loss from operations	(1,631)	(1,528)	(2,842)	(3,064)
Interest expense, net	(17)	(13)	(43)	(39)

Loss from continuing operations before income tax benefit (provision)	(1,648)	(1,541)	(2,885)	(3,103)
Income tax benefit (provision)	—	—	—	4

Loss from continuing operations	(1,648)	(1,541)	(2,885)	(3,099)
Income from discontinued operations and gain on sale, net of tax	359	38	382	362

Net loss	$(1,289)	$(1,503)	$(2,503)	$(2,737)

Basic and diluted loss per common share:
Continuing operations	$(0.12)	$(0.11)	$(0.20)	$(0.25)
Discontinued operations	0.03	—	0.03	0.03

Net loss per common share	$(0.09)	$(0.11)	$(0.17)	$(0.22)

Weighted average common and common equivalent shares outstanding – basic and diluted:	14,311	13,272	14,311	12,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(1,289)	$(1,503)	$(2,503)	$(2,737)
Other comprehensive loss:
Foreign currency translation adjustments	1	28	—	(39)

Comprehensive loss	$(1,288)	(1,475)	(2,503)	(2,776)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,503)	$(2,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	513
Amortization of intangibles and other assets	8	11
Provision for (recovery of) bad debt	25	(10)
Stock-based compensation	386	1,136
Non-cash severance charges	—	67
Lease termination costs	725	—
Gain on sale of Nutrio assets	(346)	—
Changes in operating assets and liabilities:
Accounts receivable	51	344
Inventory, prepaid expenses and other assets	56	145
Restricted cash	(110)	(80)
Accounts payable and accrued liabilities	594	(629)
Deferred revenue	(237)	(682)

Net cash (used in) provided by operating activities	(1,144)	(1,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of Nutrio assets	232	—
Purchases of property and office equipment	(6)	(23)

Net cash used in investing activities	226	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under private placement	—	1,572
Proceeds from issuance of common stock – private placement	—	1,962
Common stock issuance costs	—	(305)
Proceeds from notes payable – related party	500	—
Repayment of capital lease obligations	(2)	(15)

Net cash used in financing activities	498	3,214

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(420)	1,269
Cash and cash equivalents, beginning of period	603	468

Cash and cash equivalents, end of period	$183	$1,737

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$2

The statement above combines the cash flows of discontinued operations with the cash flows from continuing operations. See Note 3 for further discussion of discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDIETS.COM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. ORGANIZATION

eDiets.com, Inc. (the “Company”) was incorporated in the State of Delaware on March 18, 1996 for the purpose of developing and marketing Internet-based diet and fitness programs. The Company markets its products both to consumers and to businesses primarily in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from continuing operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company’s subsidiary, Nutrio.com, Inc., also known as eDiets Corporate Services (the “Nutrio Business” or “Nutrio”), has been classified as a discontinued operation. On August 6, 2012, certain assets relating to the Nutrio Business were sold for an aggregate purchase price of $255,000. See Note 3 for further information regarding discontinued operations. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2012, the Company had a net loss of approximately $1.3 million and $2.5 million, respectively, and for the nine months ended September 30, 2012, the Company used approximately $1.1 million of cash in its operating activities. As of September 30, 2012, the Company has an accumulated deficit of approximately $110.3 million and total stockholders’ deficit of approximately $3.5 million. As of September 30, 2012, the Company’s unrestricted cash balance was approximately $0.2 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses, debt obligations and capital expenditures, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011.

On September 6, 2012, the Company issued a promissory note (the “ASTV Note”) to As Seen On Tv, Inc. (“ASTV”) pursuant to which the Company borrowed $500,000. Interest accrues on the ASTV Note at a rate of twelve percent (12%) per annum. The ASTV Note will mature on the date that is ten business days following the first to occur of the following: (i) the closing date of the merger between the Company and ASTV; (ii) December 31, 2012; or (iii) an event of default under the ASTV Note. As of September 30, 2012, the Company’s related party debt consists of $1.0 million of principal of related party notes (the “Director Notes”) and $500,000 of principal relating to the ASTV Note. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. The entire outstanding principal balance of the ASTV Note, together with all accrued and unpaid interest, is due and payable in full on the maturity date of the ASTV Note, which is the earlier of 10 business days following the closing of the merger transaction with ASTV, December 31, 2012, or default.

On September 13, 2012, the Company entered into a Termination Agreement with Radice III, LLC (“Radice”) providing for the termination of its June 2006 Office Lease Agreement with Radice (the “Radice Lease Termination”). Under the Radice Lease Termination, the Company issued two non-interest-bearing promissory notes to Radice. The first note has an original principal amount of $306,197 and is payable in 36 monthly installments. The second note, relating to real estate commissions, has an original principal amount of $45,482 and is payable upon the first of the following to occur: (i) completion of the merger with ASTV; (ii) receipt by the Company of any break-up fee payable upon termination of the merger; and (iii) December 31, 2012. September 30, 2012 is the effective date of the Radice Lease Termination.

On October 31, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ASTV, eDiets Acquisition Company, a Delaware corporation and a wholly owned subsidiary of ASTV (“Merger Sub”), and certain other individuals named therein. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will continue as the surviving corporation and a wholly-owned subsidiary of ASTV (the “Merger”).

Both before and after consummation of the transactions described above, and if the Merger is never consummated, the continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results of continuing operations, management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing all of their investment in the Company. There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations and/or liquidate assets and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from the Company’s fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with Accounting Standards Codification (“ASC”) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, the Company recognizes gross meal delivery revenues based on the relevant fact that the Company is the primary obligor and has assumed asset risk when the customers place orders. Beginning in January 2008, the Company began offering two promotions: a) buy seven weeks of meal delivery and get the eighth week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, the Company began offering various “free offer” promotions whereby the Company recognizes the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, the Company recognizes meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

On September 6, 2012, the Company issued a promissory note to ASTV pursuant to which the Company borrowed $500,000. As of September 30, 2012, the Company’s related party debt consists of $1.0 million of principal of the Director Notes and $500,000 of principal relating to the ASTV Note. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012 (see Note 8). The entire outstanding principal balance of the ASTV Note, together with all accrued and unpaid interest, is due and payable in full on the maturity date of the ASTV Note (see Note 8).

On September 13, 2012, the Company entered the Radice Lease Termination. Under the Radice Lease Termination, the Company issued two non-interest-bearing promissory notes to Radice. September 30, 2012 is the effective date of the Radice Lease Termination. The first note has an original principal amount of $306,197 and is payable in 36 monthly installments. The second note, relating to real estate commissions, has an original principal amount of $45,482 and is payable upon the first of the following to occur: (i) completion of the merger with ASTV; (ii) receipt by the Company of any break-up fee payable upon termination of the merger; and (iii) December 31, 2012 (see Note 8).

The ASTV Note, the Director Notes and the two Radice promissory notes are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing from an unrelated party, the Company is unable, as of September 30, 2012, to determine the fair value of such debt.

The Company establishes a reserve for refunds for meal delivery and digital plan sales. Meal delivery refunds mainly result from late shipments or packaging issues. Based on historical experience, a range of between approximately 1%-3% of the prior month’s meal delivery sales will result in a refund, accordingly the Company estimates a reserve based on that assumption for future refunds. Since all digital plan subscriber payments are deferred upon receipt, at the end of each month a portion of the deferred revenue is reclassified as a reserve for refunds. Based on historical experience, a range of between approximately 1%-3% of digital plan subscriber sales will result in a refund issued in the subsequent month after sale. All other refunds issued relate to current month digital plan subscriber sales. Because the revenue has not been recognized, refunds do not result in a reversal of digital plan subscription revenue. Instead, refunds result in a decrease to the amounts maintained in deferred revenue.

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

3. DISCONTINUED OPERATIONS

On August 6, 2012, the Company and its wholly-owned subsidiary, Nutrio.com, Inc. (together the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Nutrio, LLC. Pursuant to the terms of the Purchase Agreement, Nutrio, LLC purchased all of the Sellers’ right, title and interest in and to certain assets (the “Nutrio Assets”) relating to the Nutrio Business for an aggregate purchase price of $255,000. Consequently, we received approximately $187,000 in cash at closing. Pursuant to the Purchase Agreement, Nutrio, LLC had the right to reduce the cash purchase price payment by the amount of previously billed receivables that relate to post-closing periods. Nutrio, LLC reduced the amount of the cash purchase price payment by approximately $70,000 on August 6, 2012.

The Nutrio Business provided private label online nutrition, fitness and wellness programs to companies mainly in the health insurance, pharmaceutical and food industries, and has been referred to as “eDiets Corporate Services” and “business-to-business” in the Company’s Annual Report on Form 10-K. The Company previously reported Nutrio Business revenue and cost of revenue separately on its consolidated statements of operations. The Nutrio Business generated three types of business-to-business revenue. Licensing and development revenues were accounted for in accordance with (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC 605, Revenue Recognition). Development revenue related to the planning, design and development of websites for customers. Both licensing and development revenues were recognized on a straight-line basis over the license period once the website was launched. Consulting revenue related to consulting services provided to customers and revenue was recognized when services and/or deliverables were completed and collection was probable.

Pursuant to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, the operating results of the Nutrio Business have been included in “Income from discontinued operations and gain on sale, net of tax” within the accompanying Condensed Consolidated Statements of Operations, and certain assets and liabilities have been reclassified as assets and liabilities held for sale within the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011. As a result, prior period comparative financial statements have been restated. The Company has combined cash flows from discontinued operations with cash flows from continuing operations in the accompanying Condensed Consolidated Statement of Cash Flows for all periods presented.

Nutrio Business revenue, the income from discontinued operations and the gain on the sale of the Nutrio Business assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$57	$223	$408	$938
Income from discontinued operations before gain on sale, net of tax	13	38	36	362
Gain on sale of assets, net of tax	346	—	346	—

Assets and liabilities held for sale in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2012	December 31, 2011
Accounts receivable, net	$—	$119
Prepaid expenses and other current assets	—	1

Current assets held for sale	$—	$120

Accounts payable	$—	$8
Accrued liabilities	—	16
Deferred revenue	—	60

Current liabilities held for sale	$—	$84

As of September 30, 2012 the Company has collected approximately $45,000 of an approximately $70,000 receivable balance in accordance with the collection terms as invoiced and the Company expects to collect the remaining amount. In the event that any portion of the remaining balance is not collected, the Company would seek collection from Nutrio, LLC of the remaining portion of the receivable balance.

4. REVENUE RECOGNITION

Revenue by type is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Meal delivery	$2,874	$3,542	$14,298	$13,843
Digital plans	368	595	1,226	2,034
Royalties	—	152	278	453
Advertising and Ecommerce	1	28	20	152

	3,243	4,317	15,822	16,482

5. DEFERRED REVENUE

Deferred revenue consists of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Deferred revenue
Unearned meal delivery revenue and digital plans revenue	$203	$260
Deferred royalty	—	278

Total deferred revenue	$203	$538

6. WARRANTS

During February 2011, the Company issued warrants in connection with private placement subscription agreements, entitling the investors in the private placement to acquire a total of 381,183 shares of common stock at an exercise price of $1.7675 per share (the “2011 Private Placement Warrants”). Each warrant has a three-year expiration date and is exercisable beginning immediately.

During 2009, the Company issued warrants (the “2009 Prides Warrants”) to Prides Capital Fund L.P. (“Prides”) and issued warrants (the “2009 Private Placement Warrants”) to investors in connection with a private placement transaction. The 2009 Prides Warrants and the 2009 Private Placement Warrants all have a 10-year expiration date and are exercisable immediately.

Warrants outstanding as of September 30, 2012 are as follows:

	Warrants to Purchase Shares of Common Stock	Exercise Price
2009 Prides Warrants	241,931	$6.00
2009 Private Placement Warrants	95,944	$6.00
2011 Private Placement Warrants	381,183	$1.7675

Total warrants outstanding	719,058

Warrants issued to related parties as of September 30, 2012 totaled 628,605 of the total 719,058 warrants outstanding in the table above.

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

As of September 30, 2012 and December 31, 2011, there were 2,785,485 and 1,857,135 options outstanding, respectively, under the Incentive Plan.

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

As of September 30, 2012 and December 31, 2011, 50,050 and 52,250 options, respectively, were outstanding under the Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	*	2.5	3.9	3.7
Risk-free interest rate	*	0.3%	0.63%	1.3%
Expected volatility	*	.856	1.19	.757
Expected dividend yield	*	—%	—%	—%

*	There were no stock option awards during the three months ended September 30, 2012.

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

During the quarters ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.1 million and $0.3 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense under ASC 718-10 (related to stock options, RSUs and restricted stock awards) of $0.4 million and $1.1 million, respectively.

The breakdown of stock-based compensation expense per line item on the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$1	$8	$10	$34
Technology and development	10	31	33	130
Sales, marketing and support	31	86	111	282
General and administrative	52	109	214	598
Stock compensation related to discontinued operations	—	26	18	92

	$94	$260	$386	$1,136

A summary of option activity under the Company’s stock plans for the nine months ended September 30, 2012 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,909	$5.62	7.90	$11
Granted	1,086	0.51
Exercised	—	—
Forfeited	(37)	4.47
Expired	(123)	10.80

Outstanding at September 30, 2012	2,835	$3.45	7.74	$8

Vested or expected to vest at September 30, 2012	2,467	$3.63	7.63	$5

Exercisable at September 30, 2012	1,877	$4.85	7.02	$—

The weighted-average fair value of stock options granted during the quarter ended September 30, 2011 was $0.72. There were no stock options granted during the quarter ended September 30, 2012. The weighted-average fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $0.32 and $1.24, respectively.

There were no stock option exercises during 2012 and 2011. As of September 30, 2012, there was $0.1 million of total unrecognized compensation cost related to the stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

8. DEBT

On September 6, 2012, the Company issued a promissory note (the “ASTV Note”) to ASTV pursuant to which the Company borrowed $500,000. Interest accrues on the ASTV Note at a rate of twelve percent (12%) per annum. The ASTV Note will mature on the date that is ten business days following the first to occur of the following: (i) the closing date of the merger between the Company and ASTV; (ii) December 31, 2012; or (iii) an event of default under the ASTV Note. The entire outstanding principal balance of the ASTV Note, together with all accrued and unpaid interest, is due and payable in full on the maturity date of the ASTV Note. If the maturity date occurs after the closing date of the Merger Agreement, payment will be made through conversion of the ASTV Note into newly issued shares of the Company’s common stock at the merger conversion price equal to the per share acquisition price. If the merger does not close, ASTV will have the option to convert the ASTV Note into newly issued shares of the Company’s common stock at a conversion price of $0.25 per share. The contingent conversion option is considered to be a beneficial conversion feature. If the Merger does not close, the contingency is removed and the Company would record a debt discount equal to the intrinsic value of the conversion feature, which was measured at the commitment date to be approximately $0.3 million. This discount would be recognized using the effective interest method through the remaining term of the ASTV Note when recorded.

On September 13, 2012, the Company entered into the Radice Lease Termination. Under the Radice Lease Termination, the Company issued two non-interest-bearing promissory notes to Radice. The first note has an original principal amount of $306,197 and is payable in 36 monthly installments. The second note, relating to real estate commissions, has an original principal amount of $45,482 and is payable upon the first of the following to occur: (i) completion of the merger with ASTV; (ii) receipt by the Company of any break-up fee payable upon termination of the merger; and (iii) December 31, 2012. In connection with the Radice Lease Termination, the Company incurred approximately $0.7 million of lease termination costs which are included within “General and administrative” expenses within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

On November 12, 2010, the Company issued the Director Notes, consisting of (i) a promissory note to Kevin A. Richardson II, chairman of the Company’s board of directors and controlling member of Prides, the Company’s largest stockholder, pursuant to which the Company borrowed $600,000, (ii) a promissory note to Lee S. Isgur, one of the Company’s directors, pursuant to which the Company borrowed $200,000 and (iii) a promissory note to Kevin N. McGrath, who at that time was one of the Company’s directors and the Company’s President and Chief Executive Officer, pursuant to which the Company borrowed $200,000. Interest accrues on the Director Notes at a rate of five percent (5%) per annum. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. In the event the principal is not paid in full within three business days of the due date, or any other default occurs thereunder, then interest shall accrue on the outstanding principal balance of the Director Notes at a rate of ten percent (10%) per annum.

9. LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method), which were not included in diluted loss per share as they would have been anti-dilutive and were less than 1,000 for both the three and nine months ended September 30, 2012, and approximately 100,000 and 182,000 for the three and nine months ended September 30, 2011, respectively. The Company did not have any dilutive potential common shares related to convertible debt.

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

Net revenues and segment loss of the Company’s two reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues:
U.S. business-to-consumer	$3,243	$4,165	$15,543	$16,029

Total U.S.	3,243	4,165	15,543	16,029
Europe	—	152	279	453

Total revenues	$3,243	$4,317	$15,822	$16,482

Segment (loss) income:
U.S. business-to-consumer	$(1,631)	$(1,680)	$(3,121)	$(3,539)

Total U.S.	(1,631)	(1,680)	(3,121)	(3,539)
Europe	—	152	279	475

Loss from operations	$(1,631)	$(1,528)	$(2,842)	$(3,064)

11. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

12. SUBSEQUENT EVENTS

Under the Radice Lease Termination, Radice has retained a $544,000 security deposit. This security deposit amount is included within “Restricted cash - current” within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. The letter of credit for $544,000 was released and $544,000 was transferred to Radice on October 18, 2012.

On October 31, 2012, the Company entered into the Merger Agreement with ASTV, Merger Sub and certain other individuals named therein. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will continue as the surviving corporation and a wholly owned subsidiary of ASTV.

The total merger consideration to be issued will be 19,077,252 shares of ASTV’s common stock. Based on the 15,060,514 shares of the Company’s common stock that the Company contemplates will be issued and outstanding at the time of the Merger (which includes 749,980 shares of the Company’s common stock anticipated to be issued to the Company’s consultant in connection with the Merger), each share of the Company’s common stock would convert into 1.2667 shares (the “Exchange Ratio”) of ASTV’s common stock. However, the number of shares of ASTV’s common stock issuable in the Merger is fixed. Consequently, to the extent that the Company issues more shares of its common stock prior to the consummation of the Merger, the Exchange Ratio may be lower.

Each party’s obligation to consummate the Merger is subject to customary closing conditions, including approval of the Merger by the Company’s stockholders and the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. The Merger Agreement is subject to customary termination provisions and, in addition, may be terminated by the Company or ASTV if specified closing conditions have not been fulfilled by February 28, 2013, if the SEC has not elected to review the proxy statement regarding the Merger Agreement, otherwise, March 31, 2013, unless the terminating party has failed to comply or perform its covenants and obligations in the Merger Agreement at the time of such termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

Products and Services

eDiets.com, Inc. (“eDiets”, the “Company” or “we”) leverages the power of technology to bring weight loss solutions to both consumers and businesses. We generate revenue primarily in two ways.

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

DISCONTINUED OPERATIONS

On August 6, 2012, the Company and its wholly-owned subsidiary, Nutrio.com, Inc. (together the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Nutrio, LLC. Pursuant to the terms of the Purchase Agreement, Nutrio, LLC purchased all of the Sellers’ right, title and interest in and to certain assets relating to the Sellers’ corporate services business (the “Nutrio Business” or “Nutrio”) for an aggregate purchase price of $255,000.

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

Pursuant to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, the operating results of the Nutrio Business have been included in “Income from discontinued operations, net of tax”, and certain assets and liabilities have been reclassified as assets and liabilities held for sale. We reported income from discontinued operations including the gain on the sale of the Nutrio Business assets, net of taxes, for the three and nine months ended September 30, 2012 of approximately $359,000 and $382,000, respectively.

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

Revenue Recognition:

Meal delivery revenue is recognized when the earnings process is complete, which is upon transfer of title of the product. This transfer occurs upon shipment from our fulfillment center to the end-customer. Meal delivery revenue includes amounts billed for shipping. In accordance with Accounting Standards Codification (ASC) 605-45 (formerly Emerging Issues Task Force (EITF) 99-19), Revenue Recognition – Principal Agent Considerations, we recognize gross meal delivery revenues based on the relevant fact that we are the primary obligor and have assumed asset risk when the customers place orders. Beginning in January 2008 we began offering two promotions: a) buy seven weeks of meal delivery and get the eighth week for free and b) buy a meal delivery program and get a free non-cash gift. For the first promotion and in accordance with ASC 605-50 (formerly EITF 01-09), Revenue Recognition – Customer Payments and Incentives, we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and no longer is entitled to the free offer. During 2011, we began offering various “free offer” promotions whereby we recognize the cost of the free offer as cost of revenue proportionally over the term of the meal delivery subscription or until the customer cancels and is no longer entitled to the free offer. For the second promotion and in accordance with ASC 605-50, we recognize meal delivery revenue when the meals are shipped and the cost of the free non-cash gift as cost of sales when the non-cash gift is shipped.

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

RESULTS OF OPERATIONS

Going concern and continuing operations

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the three and nine months ended September 30, 2012, we had a net loss of approximately $1.3 million and $2.5 million, respectively. We used approximately $1.1 million of cash in our operating activities during the nine months ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $110.3 million, total stockholders’ deficit of $3.5 million and our unrestricted cash balance was approximately $0.2 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses, debt obligations and capital expenditures, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their report on our annual financial statements for the year ended December 31, 2011. On August 10, 2012, we entered into a letter of intent (the “Letter of Intent”) with As Seen On TV, Inc. (“ASTV”), a direct response marketing company, whereby ASTV agreed to acquire all of the Company’s outstanding shares of common stock in exchange for newly issued shares of ASTV common stock. Under the Letter of Intent, all other outstanding securities of the Company exercisable or exchangeable for, or convertible into, capital stock of the Company would be deemed converted into, and exchanged for securities of ASTV on an as converted basis immediately prior to the record date of the acquisition.

On September 6, 2012, we issued a promissory note (the “ASTV Note”) to ASTV pursuant to which the Company borrowed $500,000. Interest accrues on the ASTV Note at a rate of twelve percent (12%) per annum. The ASTV Note will mature on the date that is ten business days following the first to occur of the following: (i) the closing date of the merger between the Company and ASTV; (ii) December 31, 2012; or (iii) an event of default under the ASTV Note. As of September 30, 2012, our related party debt consists of $1.0 million of principal of related party notes (the “Director Notes”) and $500,000 of principal relating to the ASTV Note. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. The entire outstanding principal balance of the ASTV Note is due and payable in full on the maturity date of the ASTV Note.

On September 13, 2012, we entered into a Termination Agreement with Radice III, LLC (“Radice”) providing for the termination of our June 2006 Office Lease Agreement with Radice (the “Radice Lease Termination”). Under the Radice Lease Termination, the Company issued two non-interest-bearing promissory notes to Radice. The first note has an original principal amount of $306,197 and is payable in 36 monthly installments. The second note, relating to real estate commissions, has an original principal amount of $45,482 and is payable upon the first of the following to occur: (i) completion of the merger with ASTV; (ii) receipt by the Company of any break-up fee payable upon termination of the merger; and (iii) December 31, 2012. September 30, 2012 is the effective date of the Radice Lease Termination.

On October 31, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with As Seen on TV, Inc. (“ASTV”), eDiets Acquisition Company, a wholly-owned subsidiary of ASTV (“Merger Sub”), and certain other individuals named therein. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will continue as the surviving corporation and a wholly-owned subsidiary of ASTV (the “Merger”). The total merger consideration to be issued will be 19,077,252 shares of ASTV’s common stock. Based on the 15,060,514 shares of the Company’s common stock that the Company contemplates will be issued and outstanding at the time of the Merger, each share of the Company’s common stock would convert into 1.2667 shares (the “Exchange Ratio”) of ASTV’s common stock. However, the number of shares of ASTV’s common stock issuable in the Merger is fixed. Consequently, to the extent that the Company issues more shares of its common stock prior to the consummation of the Merger, the Exchange Ratio may be lower.

Pursuant to the Merger Agreement, ASTV and the Company are required to file a Registration Statement on Form S-4/Proxy Statement (the “S-4 Proxy”) with the Securities and Exchange Commission (the “SEC”) which will register the ASTV shares of common stock being issued in the merger transaction. Once the S-4 Proxy is declared effective by the SEC, it will be mailed to eDiets stockholders for approval. Upon approval by the eDiets stockholders, the closing of the merger will take place.

Both before and after consummation of the transactions described above, and if the merger transaction with ASTV is never consummated, the continuation of our business is dependent upon raising additional financial support. In light of our results of operations, management has and intends to continue to evaluate various possibilities to the extent these possibilities do not conflict with our obligations under the Letter of Intent. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of our assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing all of their investment in the Company.

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

The following table sets forth our consolidated results of operations expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%

Cost of revenue	52	50	50	50
Technology and development	5	4	3	4
Sales, marketing and support	51	59	46	46
General and administrative	42	23	19	19
Amortization of intangible assets	*	*	*	*
Interest expense, net	1	*	*	*
Income tax benefit (provision)	*	*	*	*
Loss from continuing operations	(51)	(36)	(18)	(19)
Income from discontinued operations, net of tax	11	1	2	2
Net loss	(40)%	(35)%	(16)%	(17)%

*	Less than 1%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenue: Total revenue for the three and nine months ended September 30, 2012 was approximately $3.2 and $15.8 million, respectively, versus $4.3 million and $16.5 million recorded in the corresponding prior year periods.

Revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Meal delivery	$2,874	$3,542	$14,298	$13,843
Digital plans	368	595	1,226	2,034
Royalties	—	152	278	453
Advertising and Ecommerce	1	28	20	152

Total revenue	$3,243	$4,317	$15,822	$16,482

Meal delivery had revenues of approximately $2.9 million and $14.3 million, including shipping revenue, for the three and nine months ended September 30, 2012, respectively, compared to approximately $3.5 million and $13.8 million for the corresponding prior year periods. The 19% decrease in meal delivery revenue for the three months ended September 30, 2012 compared to the corresponding period of the prior year is directly related to an approximately 17% decrease in meals shipped during the three months ended September 30, 2012. The 3% increase in meal delivery revenue for the nine months ended September 30, 2012 compared to the corresponding period of the prior year is directly related to an approximately 1% increase in meals shipped during the nine months ended September 30, 2012. We have expanded our meal delivery promotional offerings and are always adjusting the mix of our meal delivery promotional offerings. We decreased advertising spend levels during the three months ended September 30, 2012 compared to the corresponding prior year quarter, but the higher levels of advertising spend during the first quarter of 2012 enabled us to acquire a sufficient number of new customers during the first half of the year in order to achieve a higher year-to-date volume of shipments compared to the corresponding prior year period.

Digital plans revenue was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, compared to approximately $0.6 million and $2.0 million in the corresponding prior year periods. Digital plans revenue is driven by the following two factors: the average number of digital plans subscribers and the average weekly fee paid by digital plan subscribers. As of September 30, 2012, the average number of paying subscribers was lower than the corresponding prior year period, and during the three and nine months ended September 30, 2012, the average weekly fees were lower than the corresponding prior year periods. The number of overall active subscribers continues to decline. Due to cash constraints and uncertain returns from online advertising, we target more of our advertising investments in general to meal delivery. Increased competition, the growth of similar services that are offered for free, economic conditions, and our overall reduction in online advertising expenditures have all contributed to the decline in digital subscribers during the last several reporting periods. Our advertising has been targeted primarily on driving potential customers to our call center rather than to our website. As a result of these factors and to offset further decreases in the liquidity of the digital business, we have diversified from a digital subscription-only model to an integrated business model that focuses on the sale of our meal delivery service which we believe permits us to better capture cross-selling opportunities and leverage our existing customer relationships.

Royalty revenues related to our licensing agreement with Tesco were zero and approximately $278,000 for the three and nine months ended September 30, 2012, respectively, and approximately $152,000 and $453,000 for the corresponding prior year periods. Effective July 31, 2009, we terminated a licensing agreement with Tesco and were recognizing royalty revenue relating to Tesco through June 30, 2012.

Advertising revenue and Ecommerce revenue was approximately $1,000 and $20,000 for the three and nine months ended September 30, 2012, respectively, compared to approximately $28,000 and $152,000 during the three and nine months ended September 30, 2012. The decrease in advertising revenue and ecommerce revenue resulted primarily because we no longer focus on generating advertising revenue from third-party banner impressions on our website.

In the future we expect that revenue streams from meal delivery will continue to be the largest share of total revenue.

Cost of Revenue: Total cost of revenue for the three and nine months ended September 30, 2012 was approximately $1.7 million and $7.9 million, respectively, as compared to approximately $2.1 million and $8.3 million for the corresponding prior year period.

Cost of revenue by type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Meal delivery	$1,633	$2,082	$7,722	$7,972
Digital plans	41	53	128	203
Other	20	11	81	86

Total cost of revenue	$1,694	$2,146	$7,931	$8,261

Consolidated gross margin was approximately 48% and 50% for the three and nine months ended September 30, 2012, respectively, compared to approximately 50% for both the three and nine months ended September 30, 2011. Meal delivery gross margin increased to approximately 43% and 46% for the three and nine months ended September 30, 2012, respectively, compared to approximately 41% and 42% for the corresponding prior year periods. This is the result of continued cost reductions from stabilizing our technology platform, a reduction in product costs and food production efficiencies realized with our primary food vendor, and a reduction in our shipping costs. Gross margin for digital plans remained relatively flat at approximately 89% and 90% for the three and nine months ended September 30, 2012, respectively, compared to approximately 91% and 90% for the corresponding prior year periods.

Cost of meal delivery revenue consists primarily of variable costs such as credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue share arrangements, depreciation and promotional costs. Cost of meal delivery revenue was $1.6 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, compared to $2.1 million and $8.0 million in the corresponding prior year periods. As a result of the revenue levels mentioned above, the variable costs of meal delivery revenue fluctuated accordingly during the three and nine months ended September 30, 2012.

Cost of digital plans revenue consists primarily of variable costs such as credit card fees and revenue sharing or royalty costs related to license agreements with third party nutrition and fitness companies. Other costs include Internet access fees, compensation for nutritional professionals and depreciation. Cost of digital plans revenue was below $0.1 million and approximately $0.1 million for the three and nine months ended September 30, 2012 primarily because variable costs declined in conjunction with the decline in digital plan subscribers mentioned above.

Cost of other revenue consists primarily of Internet serving fees. Cost of other revenue was less than $0.1 million for both the three and nine months ended September 30, 2012 and 2011.

Technology and Development: Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our websites, telecommunication systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our website and store our data. These expenses were approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, compared to approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. Technology and development compensation expenses were lower during 2012 due to a reduction in headcount.

Sales, Marketing and Support Expense: Sales, marketing and support expenses consist primarily of advertising expenses and compensation for employees in those departments related to promoting our meal delivery and digital subscription plans. Sales, marketing and support expenses were approximately $1.6 million and $7.3 million for the three and nine months ended September 30, 2012, respectively, compared to approximately $2.5 million and $7.6 million for the corresponding prior year periods and represent mainly advertising media expense and compensation expense. Our advertising media expense (television, print and online advertising) during the three months ended September 30, 2102 was approximately $0.9 million compared to $1.4 million during the corresponding prior year period. The decrease is the result of lower advertising media expense in an effort to manage our customer acquisition cost and control our cash burn rate during the seasonally slower summer and fall months. Advertising media expense

(television, print and online advertising) during the nine months ended September 30, 2012 was approximately $4.2 million compared to $4.5 million during the corresponding prior year period. The decrease is the result of a decrease in television and print advertising expense during the second and third quarters of 2012. Additionally, costs of producing our advertisements, such as production costs relating to new television commercials or print advertisements, totaled approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2012 and less than $0.1 million during both of the corresponding prior year periods.

General and administrative expenses: General and administrative expenses consist primarily of salaries and benefits, overhead and related costs for general corporate functions, including professional fees. General and administrative expenses were approximately $1.4 million and $2.9 million for the three and nine months ended September 30, 2012 compared to $1.0 million and $3.0 million in the corresponding prior year periods. During the nine months ended September 30, 2012, we terminated our corporate office lease agreement with Radice and approximately $0.7 million of lease termination costs are included within “General and administrative” expenses within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012. Excluding the costs associated with the Radice Lease Termination, general and administrative expenses overall were lower during 2012 due to a reduction in headcount and an overall reduction in corporate expenses.

Amortization of Intangible Assets: Amortization expense was less than $0.1 million for both the three and nine months ended September 30, 2012 and 2011.

Interest Expense, Net: Interest expense was approximately $17,000 and $43,000 for the three and nine months ended September 30, 2012, respectively and approximately $13,000 and $39,000 for the corresponding prior year periods. Interest expense relates to the interest costs in connection with $1.5 million in related party debt.

Income From Discontinued Operations and Gain on Sale, Net of Tax: The Company previously reported Nutrio’s business-to-business revenue and cost of revenue separately within its Condensed Consolidated Statements of Operations. The operating results of Nutrio and the gain on the sale of the Nutrio Business assets have been included in “Income from discontinued operations and gain on sale, net of tax.”

Net Loss: As a result of the factors discussed above, we recorded a net loss of approximately $1.3 million and $2.5 million for the three and nine months ended September 30, 2012, respectively and a net loss of $1.5 million and $2.7 million for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash in its operating activities for the three and nine months ended September 30, 2012 was for advertising media expense (television, print and internet advertising) promoting meal delivery and digital diet programs to potential subscribers. Advertising expense in the first half of the year usually exceeds advertising expense in the second half of the year due to seasonality in the weight-loss business. As a result, we have historically experienced proportionally lower or negative cash flows from operating activities in the first six months of each year. The amount of advertising and its effectiveness is a significant driver of our operations. Our advertising commitments are typically short term in nature with most of it purchased on the spot market.

On August 10, 2012, we entered into a letter of intent (the “Letter of Intent”) with As Seen On TV, Inc. (“ASTV”), a direct response marketing company, whereby ASTV agreed to acquire all of the Company’s outstanding shares of common stock in exchange for newly issued shares of ASTV common stock. Under the Letter of Intent, all other outstanding securities of the Company exercisable or exchangeable for, or convertible into, capital stock of the Company would be deemed converted into, and exchanged for securities of ASTV on an as converted basis immediately prior to the record date of the acquisition.

On September 6, 2012, we issued a promissory note (the “ASTV Note”) to ASTV pursuant to which the Company borrowed $500,000. Interest accrues on the ASTV Note at a rate of twelve percent (12%) per annum. The ASTV Note will mature on the date that is ten business days following the first to occur of the following: (i) the closing date of the merger between the Company and ASTV; (ii) December 31, 2012; or (iii) an event of default under the ASTV Note. The entire outstanding principal balance of the ASTV Note, together with all accrued and unpaid interest, is due and payable in full on the maturity date of the ASTV Note. If the maturity date occurs after the closing date of the Merger Agreement, payment will be made through conversion of the ASTV Note into newly issued shares of our common stock at the merger conversion price. If the merger does not close, ASTV will have the option to convert the ASTV Note into newly issued shares of our common stock at a conversion price of $0.25 per share.

On October 31, 2012, we entered into the Merger Agreement with ASTV, Merger Sub and certain other individuals named therein. Pursuant to the Merger Agreement, Merger Sub will merge with and into us, and we will continue as the surviving corporation and a wholly owned subsidiary of ASTV. The Merger Agreement requires that ASTV lend us $1.5 million upon completion of ASTV’s next financing transaction on terms substantially similar to those set forth in the ASTV Note. However, there can be no assurances regarding when these funds would become available to us, if at all.

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

As of September 30, 2012, our related party debt consists of $1.0 million of principal relating to the Director Notes and $500,000 of principal relating to the ASTV Note. The entire outstanding principal balance of the Director Notes, together with all accrued and unpaid interest, is due and payable on December 31, 2012. The entire outstanding principal balance of the ASTV Note, together with all accrued and unpaid interest, is due and payable in full on the maturity date of the ASTV Note.

On September 13, 2012, the Company entered into the Radice Lease Termination with Radice. Under the Radice Lease Termination, the Company issued two non-interest-bearing promissory notes to Radice. The first note has an original principal amount of $306,197 and is payable in 36 monthly installments. The second note, relating to real estate commissions, has an original principal amount of $45,482 and is payable upon the first of the following to occur: (i) completion of the merger with ASTV; (ii) receipt by the Company of any break-up fee payable upon termination of the merger; and (iii) December 31, 2012. September 30, 2012 is the effective date of the Radice Lease Termination.

At September 30, 2012, we had a net working capital deficit of approximately $3.9 million, compared to a net working capital deficit of approximately $2.9 million at December 31, 2011. Cash and cash equivalents at September 30, 2012 were approximately $0.2 million, a decrease of approximately $0.4 million from the balance of $0.6 million at December 31, 2011. Our accumulated deficit amounts to approximately $110.3 million as of September 30, 2012.

We currently anticipate that we will need at least $1.5 million in funds to continue operations through the upcoming diet season, which funds we did not have as of October 26, 2012. As of October 26, 2012, we did not have the resources necessary to pay in full the following: our obligations under the Director Notes due December 31, 2012, our accounts payable and our other debt obligations. As of October 26, 2012, we had accounts payable totaling $2.2 million, of which $1.9 million were past due.

We have never declared a dividend or paid a cash dividend. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Cash Flows from Operating Activities: For the nine months ended September 30, 2012, we used approximately $1.1 million of cash in operating activities. Our cash flow related to our net loss of approximately $2.5 million, adjusted for, among other things, certain non-cash items including approximately $0.2 million of depreciation, $0.4 million of stock-based compensation, $0.8 million of lease termination costs, as well as an aggregate increase in cash flows from our operating assets and liabilities of $0.4 million. This subtotal was offset by a gain on the sale of certain Nutrio Business assets of $0.3 million.

Cash Flows from Investing Activities: For the nine months ended September 30, 2012, we received proceeds of approximately $0.2 million from the sale of certain Nutrio Business assets used a small amount of cash relating to capital expenditures.

Cash Flows from Financing Activities: For the nine months ended September 30, 2012, we received proceeds of $0.5 million from the ASTV Note and we repaid a small amount of capital lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectation that we will continue to evaluate various possibilities to obtain additional financial support, including a private placement or public offering of our common stock or securities convertible into our common stock, issuing secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, reducing or eliminating operations, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code;

•	our expectation regarding our ability to collect the remaining receivable balance that relate to post-closing periods in connection with the Nutrio Assets;

•

our expectation that we will file a Registration Statement on Form S-4/Proxy Statement with the Securities and Exchange Commission which will register the ASTV shares of common stock being issued in the merger transaction and that the Merger will be consummated;

•	our expectation that focusing on the sale of our meal delivery service will permit us to better capture cross-selling opportunities and leverage our existing customer relationships;

•	our expectation that revenue streams from meal delivery will continue to be the largest share of total revenues;

•	our belief regarding market demand for our products;

•	our intended use of our liquidity;

•	our expectation regarding the effect of any legal proceedings or legal inquiries on our financial condition or results of operations; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to consummate the Merger pursuant to the terms of the merger agreement and the transactions contemplated thereby, and the ability and willingness of each party to fulfill their respective due diligence and closing condition obligations;

•	our ability to attract and retain customers at an acceptable cost;

•	our ability to raise additional financial support from one or more sources;

•	our ability to sufficiently increase our revenues and control expenses, including through controlling increases in the cost of food and food services;

•	the effectiveness of our marketing and advertising programs;

•	our ability to recruit and retain key executive officers;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to rapidly secure alternate technology infrastructure vendors if we experience website or call center service interruption;

•	our ability to successfully implement programs designed to enhance the privacy protection of our visitors to our website;

•	disruptions in the shipping of our food products;

•	our ability to meet our debt service obligations and repay our debt at maturity;

•	health or advertising related claims by consumers;

•	general business and economic conditions, including the state of the credit markets and capital markets;

•	the seasonal nature of our business;

•	our ability to maintain compliance with applicable regulatory requirements; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our Company of adopting certain accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2012. Based on such evaluation, such officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2012, a class action lawsuit was filed by a purported shareholder of the Company against the Company and certain of its officers and directors and ASTV, in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida (Duchman v. eDiets.com, Inc., et al., No. CACE12024833). The complaint alleges breaches of fiduciary duties in connection with the Company’s proposed Merger with ASTV. The complaint seeks injunctive relief against consummation of the Merger.

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 5. Other Information

On October 31, 2012, we entered into the Merger Agreement with ASTV, Merger Sub and certain other individuals named therein. Pursuant to the Merger Agreement, the Merger will take place pursuant to which Merger Sub will merge with and into us, and we will continue as the surviving corporation and a wholly-owned subsidiary of ASTV.

The total merger consideration to be issued will be 19,077,252 shares of ASTV’s common stock. Based on the 15,060,514 shares of our common stock that we contemplate will be issued and outstanding at the time of the Merger (which includes 749,980 shares of our common stock anticipated to be issued to our consultant in connection with the Merger), each share of our common stock would convert into 1.2667 shares of ASTV’s common stock, the Exchange Ratio. However, the number of shares of ASTV’s common stock issuable in the Merger is fixed. Consequently, to the extent that we issue more shares of our common stock prior to the consummation of the Merger, the Exchange Ratio may be lower. Pursuant to the terms of the Merger Agreement, we have the ability to issue additional shares of its common stock with the consent of ASTV.

The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. The Merger Agreement requires that ASTV lend us $1.5 million upon completion of ASTV’s next financing transaction on terms substantially similar to those set forth in the ASTV Note.

We are permitted to solicit inquiries or engage in discussions with third parties relating to acquisition proposals for the 30-day “go-shop” period after signing of the Merger Agreement, and after such period, we may not solicit or initiate discussions with third parties regarding other acquisition proposals, and we have agreed to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of certain fiduciary duties of our board of directors. We must give ASTV five business days notice (whether during or after the “go-shop” period) before our board of directors is permitted to change its recommendation or terminate the Merger Agreement to accept a superior proposal.

Each party’s obligation to consummate the Merger is subject to customary closing conditions, including approval of the Merger by our stockholders and the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. The Merger Agreement is subject to customary termination provisions and, in addition, may be terminated by us or ASTV if specified closing conditions have not been fulfilled by February 28, 2013, if the SEC has not elected to review the proxy statement regarding the Merger Agreement, otherwise, March 31, 2013, unless the terminating party has failed to comply or perform its covenants and obligations in the Merger Agreement at the time of such termination.

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

DATE: November 16, 2012

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